Form 10-Q
period 2020-03-31
New Providence Acquisition Corp.
filed 2020-05-14
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 14, 2020, there were 23,000,000 shares of Class A common stock, $0.0001 per value, and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

NEW PROVIDENCE ACQUISITON CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NEW PROVIDENCE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash	$519,627	$493,128
Prepaid expenses	140,242	131,226
Total Current Assets	659,869	624,354

Marketable securities held in Trust Account	232,255,412	231,214,831
TOTAL ASSETS	$232,915,281	$231,839,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$243,764	$240,138
Income taxes payable	176,471	25,684
Total Current Liabilities	420,235	265,822

Deferred tax liability	78,042	3,611
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	8,548,277	8,319,433

Commitments

Class A common stock subject to possible redemption, 21,744,878 and 21,746,363 shares at redemption value at March 31, 2020 and December 31, 2019, respectively	219,367,001	218,519,748

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,255,122 and 1,253,637 shares issued and outstanding (excluding 21,744,878 and 21,746,363 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	126	125
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	575	575
Additional paid-in capital	3,496,371	4,343,625
Retained earnings	1,502,931	655,679
Total Stockholders’ Equity	5,000,003	5,000,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$232,915,281	$231,839,185

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2020

(UNAUDITED)

Operating costs	$185,257
Loss from operations	(185,257)

Other income:
Interest income	886,099
Unrealized gain on marketable securities held in Trust Account	371,628
Other income	1,257,727

Income before provision for income taxes	1,072,470
Provision for income taxes	(225,218)
Net income	$847,252

Weighted average shares outstanding, basic and diluted (1)	7,003,637

Basic and diluted net loss per common share (2)	$(0.01)

(1)	Excludes an aggregate of 21,744,878 shares subject to possible redemption.

(2)	Net loss per common share – basic and diluted excludes income of $928,864 attributable to common stock subject to possible redemption for the three months ended March 31, 2020.

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2020

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2020	1,253,637	$125	5,750,000	$575	$4,343,625	$655,679	$5,000,004

Class A common stock subject to possible redemption	1,485	1	—	—	(847,254)	—	(847,253)

Net income	—	—	—	—	—	847,252	847,252

Balance – March 31, 2020	1,255,122	$126	5,750,000	$575	$3,496,371	$1,502,931	$5,000,003

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2020

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$847,252
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(886,099)
Unrealized gain on marketable securities held in Trust Account	(371,628)
Deferred tax provision	74,431
Changes in operating assets and liabilities:
Prepaid expenses	(9,016)
Accounts payable and accrued expenses	3,626
Income tax payable	150,787
Net cash used in operating activities	(190,647)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for franchise tax payments	217,146
Net cash provided by investing activities	217,146

Net Change in Cash	26,499
Cash – Beginning of period	493,128
Cash – End of period	$519,627

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$847,253

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

As of March 31, 2020, the Company had not commenced any operations. All activity through March 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs incurred in connection with the Initial Public Offering amounted to $13,260,927, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $610,927 of other offering costs. As of March 31, 2020, cash of $519,627 was held outside of the Trust Account and was available for working capital purposes.

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

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Use of estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Cash and marketable securities held in Trust Account

At March 31, 2020 and December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. During the three months ended March 31, 2020, the Company withdraw $217,146 of interest earned on the Trust Account to pay its franchise taxes.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company's financial position or statement of operations.

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Net loss per common share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,600,000 shares of common stock. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

Three Months Ended March 31,
2020
Net income	$847,252
Less: Income attributable to common stock subject to possible redemption	(928,864)
Adjusted net loss	$(81,612)

Weighted average shares outstanding, basic and diluted	7,003,637

Basic and diluted net loss per common share	$(0.01)

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

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on September 13, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support services. For the three months ended March 31, 2020, the Company incurred $30,000 in fees for these services, of which $30,000 and $35,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets at March 31, 2020 and December 31, 2019, respectively.

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

Note 6 — Commitments

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 7 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 1,255,122 and 1,253,637 shares of Class A common stock issued and outstanding, excluding 21,744,878 and 21,746,363 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 5,750,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law; provided that only holders of shares of Class B common stock have the right to vote on the election of the Company’s directors prior to the initial Business Combination.

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$232,255,412	$231,214,831

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As indicated in the accompanying financial statements, at March 31, 2020, we had $519,627 in cash and working capital of $466,105, which excludes franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities March 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020, we had net income of $847,252, which consisted of interest income on marketable securities held in the Trust Account of $886,099 and an unrealized gain on marketable securities held in our Trust Account of $371,628, offset by operating costs of $185,257 and a provision for income taxes of $225,218.

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

As of March 31, 2020, we had marketable securities held in the Trust Account of $232,255,412 (including approximately $2,255,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the three months ended March 31, 2020, we withdraw $217,146 of interest earned on the Trust Account to pay our franchise taxes.

For the three months ended March 31, 2020, cash used in operating activities was $190,647. Net income of $847,252 was affected by interest earned on marketable securities held in the Trust Account of $886,099, an unrealized gain on marketable securities held in our Trust Account of $371,628, a deferred tax provision of $74,431 and changes in operating assets and liabilities, which provided $145,397 of cash.

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

As of March 31, 2020 we had cash of $519,627 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our co-principal executive officers and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 30, 2020.

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

NEW PROVIDENCE ACQUISITION CORP.

Date: May 14, 2020	By:	/s/ Gary P. Smith
	Name:	Gary P. Smith
	Title:	Chief Executive Officer and Director
Principal Executive Officer

Date: May 14, 2020	By:	/s/ James Bradley
	Name:	James Bradley
	Title:	Chief Financial Officer
Principal Financial and Accounting Officer