Form 10-Q
period 2020-06-30
New Providence Acquisition Corp.
filed 2020-08-13
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 13, 2020, there were 23,000,000 shares of Class A common stock, $0.0001 per value, and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

NEW PROVIDENCE ACQUISITON CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NEW PROVIDENCE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash	$399,260	$493,128
Prepaid expenses	96,361	131,226
Prepaid income taxes	1,002	—
Total Current Assets	496,623	624,354

Marketable securities held in Trust Account	232,074,711	231,214,831
TOTAL ASSETS	$232,571,334	$231,839,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$204,608	$240,138
Income taxes payable	—	25,684
Total Current Liabilities	204,608	265,822

Deferred tax liability	1,699	3,611
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	8,256,307	8,319,433

Commitments

Class A common stock subject to possible redemption, 21,742,011 and 21,746,363 shares at redemption value at June 30, 2020 and December 31, 2019, respectively	219,315,022	218,519,748

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,257,989 and 1,253,637 shares issued and outstanding (excluding 21,742,011 and 21,746,363 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	126	125
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	575	575
Additional paid-in capital	3,548,350	4,343,625
Retained earnings	1,450,954	655,679
Total Stockholders’ Equity	5,000,005	5,000,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$232,571,334	$231,839,185

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from May 28, 2019 (Inception) Through June 30,
	2020	2020	2019
Formation and operating costs	$153,931	$339,188	$1,093
Loss from operations	(153,931)	(339,188)	(1,093)

Other income:
Interest income	451,676	1,337,775	—
Unrealized (loss) gain on marketable securities held in Trust Account	(363,538)	8,090	—
Other income, net	88,138	1,345,865	—

(Loss) income before provision for income taxes	(65,793)	1,006,677	(1,093)
Benefit (Provision) for income taxes	13,816	(211,402)	—
Net (loss) income	$(51,977)	$795,275	$(1,093)

Weighted average shares outstanding, basic and diluted (1)	7,005,122	7,004,380	5,000,000

Basic and diluted net loss per common share (2)	$(0.01)	$(0.03)	$(0.00)

(1)	Excludes an aggregate of 21,742,011 shares subject to possible redemption at June 30, 2020. At June 30, 2019, excluded an aggregate of 750,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (see Note 5).

(2)	Net loss per common share – basic and diluted excludes income of $49,112 and $977,878 attributable to common stock subject to possible redemption for the three and six months ended June 30, 2020, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2020	1,253,637	$125	5,750,000	$575	$4,343,625	$655,679	$5,000,004

Class A common stock subject to possible redemption	1,485	1	—	—	(847,254)	—	(847,253)

Net income	—	—	—	—	—	847,252	847,252

Balance – March 31, 2020	1,255,122	126	5,750,000	575	3,496,371	1,502,931	5,000,003

Class A common stock subject to possible redemption	2,867	—	—	—	51,979	—	51,979

Net loss	—	—	—	—	—	(51,977)	(51,977)

Balance – June 30, 2020	1,257,989	$126	5,750,000	$575	$3,548,350	$1,450,954	$5,000,005

FOR THE PERIOD FROM MAY 28, 2019 (INCEPTION) THROUGH JUNE 30, 2019

	Class B Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance – May 28, 2019 (inception)	—	$—	$—	$—	$—

Class B common stock issued to the Sponsor (1)	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(1,093)	(1,093)

Balance – June 30, 2019	5,750,000	$575	$24,425	$(1,093)	$23,907

(1)	Included an aggregate of 750,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,	For the Period from May 28, 2019 (Inception) Through June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$795,275	$(1,093)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,337,775)	—
Unrealized gain on marketable securities held in Trust Account	(8,090)	—
Deferred tax benefit	(1,912)	—
Changes in operating assets and liabilities:
Prepaid expenses	34,865	—
Prepaid income taxes	(1,002)	—
Accounts payable and accrued expenses	(35,530)	1,093
Income tax payable	(25,684)	—
Net cash used in operating activities	(579,853)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for franchise and income tax payments	485,985	—
Net cash provided by investing activities	485,985	—

Net Change in Cash	(93,868)	—
Cash – Beginning of period	493,128	—
Cash – End of period	$399,260	—

Supplemental cash flow information:
Cash paid for income taxes	$240,000	$—

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$795,274	$—
Deferred offering costs included in accrued offering costs	$—	$90,628
Deferred offering costs paid directly by Sponsor from proceeds from issuance of Class B common stock	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs incurred in connection with the Initial Public Offering amounted to $13,260,927, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $610,927 of other offering costs. As of June 30, 2020, cash of $399,260 was held outside of the Trust Account and was available for working capital purposes.

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

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Liquidity and Going Concern

As of June 30, 2020, the Company had $399,260 in its operating bank accounts, $232,074,711 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and an adjusted working capital of $362,175 (excluding franchise taxes and taxes payable). As of June 30, 2020, approximately $2,075,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating target businesses, performing due diligence on prospective target businesses, traveling to and from the offices, plants or similar location of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses and structuring, negotiating and completing a Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through March 31, 2021, which is the date the Company is required cease all operations except for the purpose of winding up if it has not completed a Business Combination. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

JUNE 30, 2020

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Cash and Marketable Securities Held in Trust Account

At June 30, 2020 and December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. During the six months ended June 30, 2020, the Company withdrew $485,985 of interest earned on the Trust Account to pay its franchise and income taxes.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At June 30, 2019, weighted average shares were reduced for the effect of an aggregate of 750,000 shares of Class B common stock that are subject to forfeiture if the over-allotment option was not exercised by the underwriters. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,600,000 shares of common stock. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Reconciliation of Net Loss Per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from May 28, 2019 (Inception) June 30,
	2020	2020	2019
Net (loss) income	$(51,977)	$795,275	$(1,093)
Less: Income attributable to common stock subject to possible redemption	(49,112)	(977,878)	—
Adjusted net loss	$(101,089)	$(182,603)	$(1,093)

Weighted average shares outstanding, basic and diluted	7,005,122	7,004,380	5,000,000

Basic and diluted net loss per common share	$(0.01)	$(0.03)	$(0.00)

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

JUNE 30, 2020

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on September 13, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support services. For the three and six months ended June 30, 2020, the Company incurred $30,000 and $60,000, respectively, in fees for these services, of which $10,000 and $35,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets at June 30, 2020 and December 31, 2019, respectively.

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

JUNE 30, 2020

(Unaudited)

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 1,257,989 and 1,253,637 shares of Class A common stock issued and outstanding, excluding 21,742,011 and 21,746,363 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

JUNE 30, 2020

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

JUNE 30, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$232,074,711	$231,214,831

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

As indicated in the accompanying financial statements, at June 30, 2020, we had $399,260 in cash and working capital of $362,175, which excludes franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30 2020, we had a net loss of $51,977, which consisted of operating costs of $153,931 and an unrealized loss on marketable securities held in our Trust Account of $363,538, offset by interest income on marketable securities held in the Trust Account of $451,676 and an income tax benefit of $13,816.

For the six months ended June 30 2020, we had net income of $795,275, which consisted of interest income on marketable securities held in the Trust Account of $1,337,775 and an unrealized gain on marketable securities held in our Trust Account of $8,090, offset by operating costs of $339,188 and a provision for income taxes of $211,402.

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

As of June 30, 2020, we had marketable securities held in the Trust Account of $232,074,711 (including approximately $2,075,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the six months ended June 30, 2020, we withdraw $485,985 of interest earned on the Trust Account to pay our franchise and income taxes.

For the six months ended June 30, 2020, cash used in operating activities was $579,853. Net income of $795,275 was affected by interest earned on marketable securities held in the Trust Account of $1,337,775, an unrealized gain on marketable securities held in our Trust Account of $8,090, a deferred tax benefit of $1,912 and changes in operating assets and liabilities, which used $27,351 of cash.

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

As of June 30, 2020 we had cash of $399,260 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

As of June 30, 2020, we had cash of $399,260 held outside of the Trust Account and working capital of $362,175. Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. Our Sponsor, officers, directors or their affiliates are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our co-principal executive officers and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

NEW PROVIDENCE ACQUISITION CORP.

Date: August 13, 2020	By:	/s/ Gary P. Smith
	Name:	Gary P. Smith
	Title:	Chief Executive Officer and Director
Principal Executive Officer

Date: August 13, 2020	By:	/s/ James Bradley
	Name:	James Bradley
	Title:	Chief Financial Officer
Principal Financial and Accounting Officer