Form 10-Q
period 2020-09-30
New Providence Acquisition Corp.
filed 2020-11-13
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39040

NEW PROVIDENCE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	84-2027232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10900 Research Blvd,
Ste 160C PMB 1081 Austin, TX	78759
(Address of principal executive offices)	(Zip Code)

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

As of November 12, 2020, there were 23,000,000 shares of Class A common stock, $0.0001 per value, and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

NEW PROVIDENCE ACQUISITON CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NEW PROVIDENCE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash	$357,013	$493,128
Prepaid expenses	55,653	131,226
Prepaid income taxes	14,603	—
Total Current Assets	427,269	624,354

Marketable securities held in Trust Account	232,143,216	231,214,831
TOTAL ASSETS	$232,570,485	$231,839,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$259,841	$240,138
Income taxes payable	—	25,684
Total Current Liabilities	259,841	265,822

Deferred tax liability	666	3,611
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	8,310,507	8,319,433

Commitments

Class A common stock subject to possible redemption, 21,732,175 and 21,746,363 shares at redemption value at September 30, 2020 and December 31, 2019, respectively	219,259,970	218,519,748

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,267,825 and 1,253,637 shares issued and outstanding (excluding 21,732,175 and 21,746,363 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	127	125
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	575	575
Additional paid-in capital	3,603,401	4,343,625
Retained earnings	1,395,905	655,679
Total Stockholders’ Equity	5,000,008	5,000,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$232,570,485	$231,839,185

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from May 28, 2019 (Inception) Through September 30,
	2020	2019	2020	2019
Formation and operating costs	$152,823	$94,621	$492,011	$95,714
Loss from operations	(152,823)	(94,621)	(492,011)	(95,714)

Other income (expense):
Interest income	88,058	165,606	1,425,833	165,606
Unrealized (loss) gain on marketable securities held in Trust Account	(4,918)	39,814	3,172	39,814
Other income, net	83,140	205,420	1,429,005	205,420

(Loss) income before income taxes	(69,683)	110,799	936,994	109,706
Benefit (provision) for income taxes	14,634	(23,038)	(196,768)	(23,038)
Net (loss) income	$(55,049)	$87,761	$740,226	$86,668

Weighted average shares outstanding, basic and diluted (1)	7,007,989	5,307,098	7,005,591	5,274,301

Basic and diluted net loss per common share (2)	$(0.01)	$(0.02)	$(0.04)	$(0.02)

(1)	Excludes an aggregate of 21,732,175 and 21,777,014 shares subject to possible redemption at September 30, 2020 and 2019, respectively.

(2)	Net loss per common share – basic and diluted excludes income of $10,951 and $1,022,606 attributable to common stock subject to possible redemption for the three and nine months ended September 30, 2020, respectively and $180,595 attributable to common stock subject to possible redemption for the three months ended September 30, 2019 and for the period from May 28, 2019 (inception) through September 30, 2019.

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2020	1,253,637	$125	5,750,000	$575	$4,343,625	$655,679	$5,000,004

Class A common stock subject to possible redemption	1,485	1	—	—	(847,254)	—	(847,253)

Net income	—	—	—	—	—	847,252	847,252
Balance – March 31, 2020	1,255,122	126	5,750,000	575	3,496,371	1,502,931	5,000,003

Class A common stock subject to possible redemption	2,867	—	—	—	51,979	—	51,979

Net loss	—	—	—	—	—	(51,977)	(51,977)
Balance – June 30, 2020	1,257,989	126	5,750,000	575	3,548,350	1,450,954	5,000,005

Class A common stock subject to possible redemption	9,836	1	—	—	55,051	—	55,052

Net loss	—	—	—	—	—	(55,049)	(55,049)
Balance – September 30, 2020	1,267,825	$127	5,750,000	$575	$3,603,401	$1,395,905	$5,000,008

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND

FOR THE PERIOD FROM MAY 28, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid	(Accumulated Deficit)/ Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – May 28, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Class B common stock issued to the Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(1,093)	(1,093)
Balance – June 30, 2019	—	—	5,750,000	575	24,425	(1,093)	23,907

Sale of 23,000,000 Units, net of underwriting discount and offering expenses	23,000,000	2,300	—	—	216,736,773	—	216,739,073

Sale of 6,100,000 Private Placement Warrants	—	—	—	—	6,100,000	—	6,100,000

Common stock subject to possible redemption	(21,777,014)	(2,178)	—	—	(217,948,562)	—	(217,950,740)

Net income	—	—	—	—	—	87,761	87,761
Balance – September 30, 2019	1,222,986	$122	5,750,000	$575	$4,912,636	$86,668	$5,000,001

(1)	Included an aggregate of 750,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from May 28, 2019 (Inception) Through September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$740,226	$86,668
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,425,833)	(165,606)
Unrealized gain on marketable securities held in Trust Account	(3,172)	(39,814)
Deferred tax (benefit) provision	(2,945)	8,361
Changes in operating assets and liabilities:
Prepaid expenses	75,573	(165,711)
Prepaid income taxes	(14,603)	—
Accounts payable and accrued expenses	19,703	52,736
Income tax payable	(25,684)	14,677
Net cash used in operating activities	(636,735)	(208,689)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(230,000,000)
Cash withdrawn from Trust Account for franchise and income tax payments	500,620	—
Net cash provided by (used in) investing activities	500,620	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placement Warrants	—	6,100,000
Proceeds from promissory note – related party	—	155,093
Repayment of promissory note – related party	—	(155,093)
Payment of offering costs	—	(585,927)
Net cash provided by financing activities	—	230,914,073

Net Change in Cash	(136,115)	705,384
Cash – Beginning of period	493,128	—
Cash – End of period	$357,013	$705,384

Supplemental cash flow information:
Cash paid for income taxes	$240,000	$—

Non-Cash investing and financing activities:
Initial classification of common stock subject to redemption	$—	$217,862,910
Change in value of common stock subject to possible redemption	$740,222	$87,830
Deferred underwriting fee payable	$—	$8,050,000
Deferred offering costs paid directly by Sponsor from proceeds from issuance of Class B common stock	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs incurred in connection with the Initial Public Offering amounted to $13,260,927, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $610,927 of other offering costs. As of September 30, 2020, cash of $357,013 was held outside of the Trust Account and was available for working capital purposes.

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

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

(Unaudited)

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

Liquidity and Going Concern

As of September 30, 2020, the Company had $357,013 in its operating bank accounts, $232,143,216 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and an adjusted working capital of $259,351 (excluding franchise taxes and taxes payable). As of September 30, 2020, approximately $2,143,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Cash and Marketable Securities Held in Trust Account

At September 30, 2020 and December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. During the nine months ended September 30, 2020, the Company withdrew $500,620 of interest earned on the Trust Account to pay its franchise and income taxes.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company’s financial position or statement of operations.

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,600,000 shares of common stock. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Reconciliation of Net Loss Per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from May 28, 2019 (Inception) September 30,
	2020	2019	2020	2019
Net (loss) income	$(55,049)	$87,761	$740,226	$86,668
Less: Income attributable to common stock subject to possible redemption	(10,951)	(180,595)	(1,022,606)	(180,595)
Adjusted net loss	$(66,000)	$(92,834)	$(282,380)	$(93,927)

Weighted average shares outstanding, basic and diluted	7,007,989	5,307,098	7,005,591	5,274,301

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.04)	$(0.02)

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

SEPTEMBER 30, 2020

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on September 13, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support services. For the three and nine months ended September 30, 2020, the Company incurred $30,000 and $90,000, respectively, in fees for these services. For each of the three months ended September 30, 2019 and the period from May 28, 2019 (inception) through September 30, 2019, the Company incurred $5,000 in fees for these services. As of September 30, 2020 and December 31, 2019, $20,000 and $35,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets, respectively.

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Note 6 — Commitments

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 1,267,825 and 1,253,637 shares of Class A common stock issued and outstanding, excluding 21,732,175 and 21,746,363 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$232,143,216	$231,214,831

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

As indicated in the accompanying financial statements, at September 30, 2020, we had $357,013 in cash and working capital of $259,351, which excludes franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30 2020, we had a net loss of $55,049, which consisted of operating costs of $152,823 and an unrealized loss on marketable securities held in our Trust Account of $4,918, offset by interest income on marketable securities held in the Trust Account of $88,058 and an income tax benefit of $14,634.

For the nine months ended September 30 2020, we had net income of $740,226, which consisted of interest income on marketable securities held in the Trust Account of $1,425,833 and an unrealized gain on marketable securities held in our Trust Account of $3,172, offset by operating costs of $492,011 and a provision for income taxes of $196,768.

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

As of September 30, 2020, we had marketable securities held in the Trust Account of $232,143,216 (including approximately $2,143,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the nine months ended September 30, 2020, we withdraw $500,620 of interest earned on the Trust Account to pay our franchise and income taxes.

For the nine months ended September 30, 2020, cash used in operating activities was $636,735. Net income of $740,226 was affected by interest earned on marketable securities held in the Trust Account of $1,425,833, an unrealized gain on marketable securities held in our Trust Account of $3,172, a deferred tax benefit of $2,945 and changes in operating assets and liabilities, which provided $54,989 of cash.

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

As of September 30, 2020, we had cash of $232,143,216 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

As of September 30, 2020, we had cash of $357,013 held outside of the Trust Account and working capital of $259,351. Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. Our Sponsor, officers, directors or their affiliates are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our co-principal executive officers and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

NEW PROVIDENCE ACQUISITION CORP.

Date: November 12, 2020	By:	/s/ Gary P. Smith
	Name:	Gary P. Smith
	Title:	Chief Executive Officer and Director
Principal Executive Officer

Date: November 12, 2020	By:	/s/ James Bradley
	Name:	James Bradley
	Title:	Chief Financial Officer
Principal Financial and Accounting Officer