Form 10-K
period 2020-12-31
New Providence Acquisition Corp.
filed 2021-03-01
CIK 1780312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

NEW PROVIDENCE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	001-39040	84-2027232
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

10900 Research Blvd, Ste 160C PMB 1081, Austin, TX 78759	78759
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 231-7070

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Class A common stock included as part of the units	NPA	The Nasdaq Stock Market LLC
Warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of 11.50	NPAWW	The Nasdaq Stock Market LLC
Units, each consisting of one share of Class A common stock, 0.0001 par value, and one-half of one redeemable warrant	NPAUU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the shares of common stock as reported on the The Nasdaq Capital Market (“NASDAQ”), was approximately $232 million (based on the closing sales price of the Class A common stock on June 30, 2020 of $10.08).

As of February 26, 2021, 23,000,000 shares of Class A common stock, par value $0.0001, and 5,750,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“AST” are to AST & Science LLC.

●	“AST Common Units” are to units of ownership interest in AST which entitle the holder thereof to the distributions, allocations and other rights under the A&R Operating Agreement.

●	“AST Incentive Equity Units” are to units of ownership interest which entitle the holders thereof to the distributions, allocations, and other rights that are accorded holders of incentive equity units under the A&R Operating Agreement.

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Existing AST Units” are to AST Incentive Units, AST Common Units, AST Series A Preferred Units and AST Series B Preferred Units.

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“SpaceMobile Warrant” is to a warrant to purchase one whole share of SpaceMobile Class A common stock at a price of $11.50 per share.

●	“sponsor” are to New Providence Management LLC, a Delaware limited liability company formed by our chairman and our chief executive officer;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

●	“we,” “us,” “company” or “our company” are to New Providence Acquisition Corp.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with AST & Science LLC (“AST”), or any other initial business combination;

●	our ability to amend our amended and restated certificate of incorporation to extend the date by which we must consummate an initial business combination from March 15, 2021 to June 15 2021;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various categories of risks, including risks related to our financial performance and results, risks related to our strategy and competition, risks related to our technology, products and security, legal, regulatory and governance risks and general corporate risks, which are discussed more fully below. As a result, this risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Report. These risks include, but are not limited to, the following:

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team is not indicative of future performance of an investment in us.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (“COVID-19”) outbreak and the status of debt and equity markets.

●	We may not be able to complete our initial business combination within the 18 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment you may be forced to sell your public shares or warrants, potentially at a loss.

●	NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least 18 months from the closing of our initial public offering, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 18 months, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes, including franchise and income taxes, and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

●	Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

●	If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

v

PART I

Item 1.	Business

Overview

We are a blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

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

Alexander Coleman has 20 years of institutional private equity experience, focused predominantly on U.S. based middle market companies operating in the food and beverage, information and business services and specialized manufacturing markets. Mr. Coleman currently serves as the chairman of New Providence Acquisition Corp. II (“NPA II”) and New Providence Acquisition Corp. III (“NPA III”), both of which are special purpose acquisition vehicles. Mr. Coleman is the founder and Managing Partner of Annex Capital Management LLC (“Annex Capital”), a U.S. based private equity group founded in 2004. Annex Capital focuses on making control investments in middle market companies in a broad array of industries, and also acquires distressed debt and direct equity in the secondary market. Concurrently with Annex, Mr. Coleman was a co-Head and Managing Partner of Citicorp Venture Capital, Citi’s New York based leveraged buyout fund. Mr. Coleman was also a Managing Partner of Sea Hunter, a specialized fund focused on the evolving global cannabis market and a predecessor to Tilt Holdings. Prior to these positions, from 1996 through to 2004, Mr. Coleman was a Managing Investment Partner and co-Head of Dresdner Kleinwort Capital LLC (“Dresdner”), Dresdner Bank’s North American merchant banking group. While at Dresdner, Mr. Coleman oversaw the bank’s U.S. based private equity businesses, which included control and minority equity investing, mezzanine, distressed senior debt and, for a period of time, a fund-of-funds program. From 1989 to 1995, Mr. Coleman worked with several groups while at Citi, including the Media Group, the Restructuring Group and Citicorp Venture Capital. Mr. Coleman received an MBA from the University of Cambridge and a BA in Economics from the University of Vermont. Mr. Coleman has served as a Director and Chairman of the Board for numerous private and public companies, including Remy Inc., StackTeck Systems Ltd., Maxcess International, TeleCorp PCS, Hypercube (f/k/a KMC Telecom), Mrs. Field’s Famous Brands Inc., Gardenburger Inc., NurseFinders Inc., Waddington International, Inc. and JAC Products, Inc.

Gary P. Smith has held senior management positions at PepsiCo, Red Bull and Big Red, Inc. Mr. Smith currently serves as CEO of NPA II and NPA III. During his most recent position as CEO of Big Red he built a diversified beverage company by acquiring numerous, complementary brands across many segments of the market over a 10-year period, ultimately selling the business to Keurig Dr Pepper. He also led the buy side acquisition and integration of All Sport, Nesbitt’s, NuGrape, Thomas Kemper, HyDrive Energy Water and XYIENCE Energy Drink. Prior to Big Red, Mr. Smith joined Red Bull as the executive vice president of a three person board of directors each operating as the co-CEO. He held direct responsibility for sales, trade marketing, motorsports marketing, finance, information systems, legal department, supply chain, operations and human resources. Mr. Smith continued to serve as the senior board member and corporate secretary from 2000 to 2007 while leading all day to day efforts as the Chief Operating Officer. Before taking over the leadership role at Red Bull, Mr. Smith enjoyed a successful career with PepsiCo, Inc. from 1986 to 2000. He began his career in Dallas with PepsiCo Food Systems where he held positions with increasing responsibility that led up to his role as division president. In his last role with PepsiCo, Mr. Smith led the West Florida Bottling Operations for Pepsi Bottling Group. Mr. Smith holds an M.B.A. degree with a concentration in finance from The University of Dallas. He also holds a Bachelor of Business Administration degree in finance from Mississippi State University. Mr. Smith serves on the board of Tilt Holdings and various philanthropic organizations including the Dr Pepper Museum and the American Beverage Association.

James Bradley has over 25 years of finance and accounting experience at Arthur Andersen, KPMG, and Big Red Group. Mr. Bradley currently serves as CFO of NPA II and NPA III. Mr. Bradley has extensive experience working with companies in the consumer, energy, healthcare, and manufacturing industries. Mr. Bradley spent nearly 10 years as CFO of Big Red until it was acquired by Keurig Dr Pepper in 2018. While at Big Red, Mr. Bradley was instrumental in the sales transaction, four recapitalizations and three acquisitions. Mr. Bradley transformed Big Red’s financial, accounting, tax and back office functions as the business grew from a simple family run business with a single brand to a sponsor backed, diversified beverage company. Prior to joining Big Red, Mr. Bradley spent nearly 10 years in KPMG’s Transaction Services practice leading buy-side and sell-side transactions ranging in size from a few million to several-billion dollars in North America and Europe. Prior to KPMG, Mr. Bradley spent four years in investment banking in Arthur Andersen’s Corporate Finance practice. Mr. Bradley earned a Bachelor’s of Business Administration in Finance from the University of Texas in Austin, graduating with honors. Mr. Bradley is a Chartered Financial Analyst.

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

Proposed Business Combination

On December 15, 2020, we entered into an equity purchase agreement (the “Equity Purchase Agreement”) with AST & Science LLC, a Delaware limited liability company (“AST”), the existing equityholders of AST (the “Existing Equityholders”), New Providence Acquisition Management LLC, a Delaware limited liability company (“sponsor”) and Abel Avellan (“Existing Equityholder Representative”) in his capacity as Existing Equityholder Representative. The transactions contemplated by the Equity Purchase Agreement are referred to herein as the “Business Combination.”

Following the closing of the Business Combination, we will be organized as an umbrella partnership-C corporation structure, in which substantially all of the operating assets of AST’s business will be held by AST, and our only assets will be its equity interests in AST. We will be renamed AST SpaceMobile, Inc. (“SpaceMobile”) at closing.

The Equity Purchase Agreement, among other things, provides that:

●	we will amend and restate our amended and restated certificate of incorporation, dated as of September 12, 2019 to, among other things, (i) change the name of NPA to AST SpaceMobile, Inc., (ii) convert all then-outstanding Class B common stock held by our sponsor, excluding any stock subject to forfeiture by our sponsor, into Class A common stock and (iii) authorize the issuance of Class B common stock and Class C common stock;

●	the Existing Equityholders, SpaceMobile and AST will enter into the Fifth Amended and Restated Limited Liability Company Operating Agreement of AST (the “A&R Operating Agreement”) which, among other things, will (i) restructure the capitalization of AST to (a) authorize the issuance of units of ownership interest in AST which entitle the holders thereof to the distributions, allocations, and other rights under the A&R Operating Agreement (“AST Common Units”) to SpaceMobile, (b) reclassify the Existing AST Units, other than any Existing AST Units authorized under AST’s incentive plans or subject an option (“Existing AST Prior Incentive Equity Units”), held by the Existing Equityholders into the number of AST Common Units set forth in Schedule I of the Equity Purchase Agreement, and (c) reclassify all of the Existing AST Prior Incentive Equity Units into AST Incentive Equity Units, concurrently with and subject to adjustments to the options to purchase AST Common Units granted pursuant to the AST incentive plan (“AST Options”) affecting the number of units and exercise price (as applicable) thereof, and (ii) appoint SpaceMobile as the managing member of AST;

●	we will replace the our bylaws, by adopting the bylaws of SpaceMobile;

●	we have entered into various subscription agreements with certain third-party investors (the “PIPE Investors”) pursuant to which the PIPE Investors have committed to make private investments in public equity in the form of Class A common stock in the aggregate amount of $230 million, for which the PIPE Investors will receive an aggregate of 23 million shares of Class A common stock; and

●	without any action on the part of any holder of our warrant, each warrant that is issued and outstanding immediately prior to the closing of the initial business combination with AST will become a SpaceMobile Warrant, exercisable for Class A common stock in accordance with its terms.

AST is an innovative satellite designer and manufacturer. AST and its global partners are building the first and only space-based cellular broadband network to be accessible by standard smartphones. AST’s SpaceMobile low Earth orbit satellite network is expected to provide global direct mobile broadband network to provide connectivity to any standard, unmodified, off-the-shelf mobile phone or 2G/3G/4G LTE/5G and IoT enabled device.

Additional information regarding NPA, AST and the Business Combination is available in the proxy statement/prospectus most recently filed by NPA with the SEC on February 16, 2021.

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

Corporate Information

Our executive offices are located at 10900 Research Blvd, Ste 160C PMB 1081. Our telephone number is (561) 231-7070 and email is info@npa-corp.com.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

Financial Position

As of December 31, 2020 we had $232,196,027 held in the trust account, excluding $8,050,000 of deferred underwriting commissions payable to the underwriters, in each case before fees and expenses associated with our initial business combination. With the funds available, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 8,625,001, or 37.5%, of the 23,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give not less than 10 days nor more than 60 days prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering (the “Excess Shares”). Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s Deposit/Withdrawal At Custodian (“DWAC”) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 18 months from the closing of our initial public offering. At our annual meeting of stockholders, to be held on March 12, 2021, our stockholders will be asked to consider and vote upon a special proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which we must consummate an initial business combination from March 15, 2021 to June 15, 2021.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $131,151 of proceeds held outside the trust account (as of December 31, 2020), although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $131,151 of proceeds held outside the trust account (as of December 31, 2020) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Facilities

Due to COVID-19, we have become a virtual company. Our mailing address is 10900 Research Blvd, Ste 160C PMB 1081, Austin, Texas 78759 and our telephone number is (561) 231-7070 and email is info@npa-corp.com. Our executive offices are provided to us by our sponsor. Commencing on the date our securities were first listed on NASDAQ, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for secretarial and administrative support. We consider our current office space adequate for our current operations.

Employees

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act. We are required to file annual, quarterly and current reports with the SEC.

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

We have evaluated our internal control procedures for the fiscal year ending December 31, 2020 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. On September 10, 2019, we filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K and the prospectus associated with our initial public offering, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For risk factors related to the Business Combination, see the proxy statement initially filed by NPA on December 23, 2020.

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We have no operating results, and we will not commence operations until obtaining funding through our initial public offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent COVID-19 outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be adversely affected in a material way.

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

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to the Excess Shares. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

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

We have encountered and continue to expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar technical, human and other resources to ours, and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable are limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

In June 2019, our sponsor purchased an aggregate of 3,593,750 founder shares for an aggregate purchase price of $25,000, or approximately $0.007 per share. In August 2019, the Company effected a stock split resulting in an increase in the total number of shares of Class B common stock outstanding from 3,593,750 to 5,750,000, such that the total number of founder shares would represent 20% of the total number of shares of common stock outstanding upon completion of our initial public offering. Subsequent to such stock split, in August 2019, our sponsor transferred 10,000 founder shares to each of Mr. Bradley, our Chief Financial Officer, and Messrs. Gannon, Ginsberg and Mazer, our independent directors. These 40,000 shares are not subject to forfeiture in the event the underwriters’ overallotment option is not exercised. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our initial public offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 6,100,000 at a price of $1.00 per warrant ($6,100,000 in the aggregate), that will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

Of the net proceeds from our initial public offering and the sale of the private placement warrants, $232,196,027 was available in our trust account and $131,151 was available in our working capital account to complete our initial business combination and pay related fees and expenses as of December 31, 2020 (which includes up to $8,050,000 for the payment of deferred underwriting commissions).

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

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if

(i)	we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per share (the “Newly Issued Price”);

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

As a result of COVID-19 we became a virtual company and closed our executive office. Our mailing address is 10900 Research Blvd, Ste 160C, PMB 1081, Austin, Texas 78759. We consider our home office spaces adequate for our current operations.

Item 3.	Legal Proceedings

On January 25, 2021, an alleged stockholder of NPA filed a lawsuit against NPA and its directors in the Supreme Court for the State of New York, alleging that NPA’s directors caused materially misleading and incomplete information to be disseminated to NPA’s public stockholders in breach of their fiduciary duties, and that NPA aided and abetted the directors’ breach of their fiduciary duties. The complaint seeks, among other things, (1) injunctive relief enjoining defendants and persons acting in concert with them from proceeding with, consummating or closing the Business Combination; (2) rescission of the consummation of the Business Combination if consummated or rescissory damages; (3) injunctive relief directing the defendants to disseminate a registration statement that does not omit material information or contain alleged untrue statements of material fact; (4) declaratory judgment that the individual defendants violated their fiduciary duties; (5) an award of plaintiff ’s expenses and attorney’s fees; and (6) other equitable relief.

On February 5, 2021, an alleged stockholder of NPA filed a lawsuit against NPA and its directors in the United States District Court in the Southern District of New York, alleging that NPA’s preliminary proxy statement filed with the SEC on December 23, 2020, was materially incomplete and misleading to stockholders.

On February 8, 2021, an alleged stockholder of NPA filed a lawsuit against NPA and its directors in the Supreme Court for the State of New York, alleging NPA’s preliminary proxy statement filed with the SEC on December 23, 2020 included deficiencies that prejudice NPA’s stockholders ability to make a fully informed decision with respect to the Business Combination.

We believe that the foregoing claims are without merit.

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

On January 28, 2021, the record date for the annual meeting vote and special merger meeting vote, there was one holder of record for our units, one holder of record for our shares of Class A common stock, one holder of our shares of Class B common stock and one holder of our warrants.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of the State of Delaware on May 28, 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

As indicated in the accompanying financial statements, at December 31, 2020, we had $131,151 in cash and working capital deficit of $337,484, which excludes prepaid income taxes and franchise taxes payable as the net amounts can be paid from the interest earned in the trust account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Recent Developments

On December 15, 2020, we entered into an Equity Purchase Agreement with the sponsor, AST, Abel Avellan, and the Existing Equityholders. Pursuant to the Equity Purchase Agreement, following the closing, we will be organized in an Up-C structure, in which substantially all of the assets of the combined company will be held by AST, and our only assets will be our equity interests in AST. The AST Business Combination will be consummated subject to certain conditions as further described in the Equity Purchase Agreement.

On January 28, 2021 and on February 18, 2021, the sponsor agreed to loan the Company $200,000 and $500,000 for an aggregate of $700,000, respectively. The promissory notes are provided to cover certain expenses related to the Business Combination pursuant to a promissory note (the “Note”). The Note is non-interest bearing, non-convertible and payable on the earlier of (i) June 30, 2021 or (ii) the completion of the Business Combination. As of February 26, 2021, the Company had borrowed $300,000 under the promissory notes.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities December 31, 2020 were organizational activities, those necessary to prepare for our initial public offering, described below, and, after our initial public offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2020, we had net income of $191,177, which consisted of interest income on marketable securities held in the trust account of $1,479,986 and an unrealized gain on marketable securities held in our trust account of $1,830, offset by operating costs of $1,124,693 and a provision for income taxes of $165,946.

For the period from May 28, 2019 (inception) through December 31, 2019, we had net income of $655,679, which consisted of interest income on marketable securities held in the trust account of $1,197,637 and an unrealized gain on marketable securities held in our trust account of $17,194, offset by operating and formation costs of $384,857 and a provision for income taxes of $174,295.

Liquidity and Capital Resources

On September 13, 2019, we consummated our initial public offering of 20,000,000 units at a price of $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 5,500,000 private placement warrants to the sponsor at a price of $1.00 per warrant, generating gross proceeds of $5,500,000.

On September 19, 2019, in connection with the underwriters’ full exercise of their over-allotment option, we consummated the sale of an additional 3,000,000 units and the sale of an additional 600,000 private placement warrants, generating total gross proceeds of $30,600,000.

Following our initial public offering, the exercise of the over-allotment option and the sale of the private placement warrants, a total of $230,000,000 was placed in the trust account. We incurred $13,260,927 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $610,927 of other costs.

As of December 31, 2020, we had marketable securities held in the trust account of $232,196,027 (including $2,196,027 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. For year ended December 31, 2020, we withdraw $500,620 of interest earned on the trust account to pay our franchise and income taxes.

For year ended December 31, 2020, cash used in operating activities was $862,597. Net income of $191,177 was affected by interest earned on marketable securities held in the trust account of $1,479,986, an unrealized gain on marketable securities held in our trust account of $1,830, a deferred tax provision of $6,069 and changes in operating assets and liabilities, which provided $421,973 of cash.

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

As of December 31, 2020, we had cash of $131,151 held outside of the trust account and working capital deficit of $337,484. Until the consummation of a Business Combination, we will be using the funds not held in the trust account for primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. Our sponsor, officers, directors or their affiliates are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income Per Common Share

We apply the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the trust account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the trust account and not our income or losses.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 16 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Alexander Coleman	54	Chairman
Gary P. Smith	58	Chief Executive Officer and Director
James Bradley	48	Chief Financial Officer
Timothy Gannon	72	Director
Daniel Ginsberg	68	Director
Rick Mazer	75	Director

Alexander Coleman has served as our Chairman since June 2019. Mr. Coleman currently serves as the chairman of NPA I and NPA II. Mr. Coleman served as Chief Executive Officer of Tilt Holdings and as a Managing Partner at Annex Capital Management. Mr. Coleman also previously served as a Managing Partner at Sea Hunter Therapeutics from 2016 to 2018. Prior experience also includes serving as Chairman of Big Red and as a Managing Partner at Citicorp Venture Capital. Prior to these positions, from 1996 through to 2004, Mr. Coleman was a Managing Investment Partner and co-Head of Dresdner Kleinwort Capital LLC (“Dresdner”), Dresdner Bank’s North American merchant banking group. While at Dresdner, Mr. Coleman oversaw the bank’s U.S. based private equity businesses, which included control and minority equity investing, mezzanine, distressed senior debt and, for a period of time, a fund-of-funds program. From 1989 to 1995, Mr. Coleman worked with several groups while at Citi, including the Media Group, the Restructuring Group and Citicorp Venture Capital. Mr. Coleman received an MBA from the University of Cambridge and a BA in Economics from the University of Vermont. Mr. Coleman has served as a Director and Chairman of the Board for numerous private and public companies, including Remy Inc., StackTeck Systems Ltd., Maxcess International, TeleCorp PCS, Hypercube (f/k/a KMC Telecom), Mrs. Field’s Famous Brands Inc., Gardenburger Inc., NurseFinders Inc., Waddington International, Inc. and JAC Products, Inc. We believe Mr. Coleman’s deep consumer industry background, coupled with broad operational and transactional experience, make him well qualified to serve as a director.

Gary P. Smith has served as our Chief Executive Officer and as a director since June 2019. Mr. Smith currently serves as CEO of NPA II and NPA III. Mr. Smith has held senior management positions at PepsiCo, Red Bull and Big Red. During his most recent position as CEO of Big Red, Inc., Mr. Smith built a diversified beverage company by acquiring numerous, complementary brands across many segments of the market over a 10-year period, ultimately selling the business to Keurig Dr Pepper. Prior to Big Red, Mr. Smith joined Red Bull as the executive vice president of a three person board of directors each operating as the co-CEO. Mr. Smith held direct responsibility for sales, trade marketing, motorsports marketing, finance, information systems, legal department, supply chain, operations and human resources. Mr. Smith continued to serve as the senior board member and corporate secretary from 2000 to 2007 while leading all day to day efforts as the Chief Operating Officer. Before taking over the leadership role at Red Bull, Mr. Smith enjoyed a successful career with PepsiCo, Inc. from 1986 to 2000. Mr. Smith began his career in Dallas with PepsiCo Food Systems where he held positions with increasing responsibility that led up to his role as division president. In his last role with PepsiCo, Mr. Smith led the West Florida Bottling Operations for Pepsi Bottling Group. Mr. Smith holds an M.B.A. degree with a concentration in finance from The University of Dallas. Mr. Smith also holds a Bachelor of Business Administration degree in finance from Mississippi State University. Mr. Smith serves on the board of Tilt Holdings and various philanthropic organizations including the Dr Pepper Museum and the American Beverage Association. We believe Mr. Smith’s deep consumer industry background, coupled with broad operational and transactional experience, make him well qualified to serve as a director.

James Bradley has served as our Chief Financial Officer since June 2019. Mr. Bradley currently serves as CFO of NPA II and NPA III. Prior to this, Mr. Bradley spent nearly 10 years as CFO of Big Red until it was acquired by Keurig Dr Pepper in 2018. While at Big Red, Mr. Bradley was instrumental in the sales transaction, four recapitalizations and three acquisitions. Mr. Bradley transformed Big Red’s financial, accounting, tax and back office functions as the business grew from a simple family run business with a single brand to a sponsor backed, diversified beverage company. Prior to joining Big Red, Mr. Bradley spent nearly 10 years in KPMG’s Transaction Services practice leading buy-side and sell-side transactions ranging in size from a few million to several-billion dollars in North America and Europe. Prior to KPMG, Mr. Bradley spent four years in investment banking in Arthur Andersen’s Corporate Finance practice. Mr. Bradley earned a Bachelor’s of Business Administration in Finance from the University of Texas in Austin, graduating with honors. Mr. Bradley is a Chartered Financial Analyst.

Timothy Gannon has served on our board of directors since our IPO. Mr. Gannon is a Co-Founder of Outback Steakhouse, where he was a senior executive responsible for food and menu oversight through its public offering in 2012. In 2006, Mr. Gannon co-founded OSI Restaurant Partners, an operator of Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Roy’s Restaurant and Fleming’s Prime Steakhouse & Wine Bar units. Prior to co-founding Outback Steakhouse, Mr. Gannon spent 14 years at other restaurant groups including Steak & Ale and Copeland’s Cajun Café. In 1994, Mr. Gannon was named Entrepreneur of the Year by Inc. magazine. Other honors include the Florida Restaurant Association’s Lifetime Achievement Award, an honorary Doctorate in Business Administration and Food Service Management from Johnson & Wales University, and induction into both the U.S. Business Hall of Fame and the Tampa Bay Chamber of Commerce Business Hall of Fame. Mr. Gannon received a BA in Art History from Florida State University. We believe that Mr. Gannon’s entrepreneurial experience and deep consumer industry background make him well qualified to serve as a director.

Daniel Ginsberg has served on our board of directors since our IPO. Mr. Ginsberg has served as Chairman of Potbelly Corporation since 2014. Mr. Ginsberg previously served as Chief Executive Officer of Dermalogica from 2011 to 2014, and has a comprehensive background in branding strategy, marketing, and advertising. Prior to these positions, Mr. Ginsberg served as Chief Executive Officer of Red Bull North America until 2007. Before taking over the leadership role at Red Bull, Mr. Ginsberg was an advertising and marketing executive who held executive positions at agencies such as NW Ayer, Cunningham & Walsh and dGWB. Mr. Ginsberg also served as Chief Marketing Officer at Hardee’s. Mr. Ginsberg received an MA in Communications and Marketing from Boston University. We believe that Mr. Ginsberg’s extensive executive and marketing expertise make him well qualified to serve as a director.

Rick Mazer has served on our board of directors since our IPO. Mr. Mr. Mazer served on the Board of the Culinary Institute of America from 2007 to 2019 retiring as Chairman. Mr. Mazer has also been a member of the boards of Food for All, Gardenburger, Thrifty Foods of Burlington, and Hospital Cost Consultants and Accountants, Inc. Mr. Mazer previously served as President and Chief Executive Officer of Ventura Foods from 1997 to 2010, where he played a key role in growing the company’s sales from $500 million to more than $2 billion annually. Prior to joining Ventura Foods, Mr. Mazer was a consultant to producers, manufacturers, retailers, and grocery and convenience store wholesalers. Mr. Mazer also previously held management positions at Deloitte and Touche, Kidder, Peabody & Co. and Boston Consulting Group. Mr. Mazer received degrees in Economics and Industrial Management from the Massachusetts Institute of Technology. We believe that Mr. Mazer’s extensive executive and deep consumer industry background make him well qualified to serve as a director.

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

Involvement in certain legal proceedings

On January 25, 2021, an alleged stockholder of NPA filed a lawsuit against NPA and its directors in the Supreme Court for the State of New York, alleging that NPA’s directors caused materially misleading and incomplete information to be disseminated to NPA’s public stockholders in breach of their fiduciary duties, and that NPA aided and abetted the directors’ breach of their fiduciary duties. The complaint seeks, among other things, (1) injunctive relief enjoining defendants and persons acting in concert with them from proceeding with, consummating or closing the Business Combination; (2) rescission of the consummation of the Business Combination if consummated or rescissory damages; (3) injunctive relief directing the defendants to disseminate a registration statement that does not omit material information or contain alleged untrue statements of material fact; (4) declaratory judgment that the individual defendants violated their fiduciary duties; (5) an award of plaintiff ’s expenses and attorney’s fees; and (6) other equitable relief.

On February 5, 2021, an alleged stockholder of NPA filed a lawsuit against NPA and its directors in the United States District Court in the Southern District of New York, alleging that NPA’s preliminary proxy statement filed with the SEC on December 23, 2020, was materially incomplete and misleading to stockholders.

On February 8, 2021, an alleged stockholder of NPA filed a lawsuit against NPA and its directors in the Supreme Court for the State of New York, alleging NPA’s preliminary proxy statement filed with the SEC on December 23, 2020 included deficiencies that prejudice NPA’s stockholders ability to make a fully informed decision with respect to the Business Combination.

We believe that the foregoing claims are without merit.

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

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, NASDAQ rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NASDAQ rules require that the compensation committee and nominating and corporate governance committee of a listed company each be comprised solely of independent directors.

Audit Committee

Mr. Gannon, Mr. Ginsberg and Mr. Mazer serve as members of our audit committee, and Mr. Mazer chairs the audit committee. Under NASDAQ listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Mr. Gannon, Mr. Ginsberg and Mr. Mazer meet the independent director standard under NADAQ listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Gannon, Mr. Ginsberg and Mr. Mazer qualify as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by FASB, the SEC or other regulatory authorities.

Compensation Committee

Mr. Gannon, Mr. Ginsberg and Mr. Mazer serve as members of our compensation committee. Under NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Mr. Gannon, Mr. Ginsberg and Mr. Mazer are independent and Mr. Ginsberg chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Notwithstanding the foregoing, as indicated above, until the earlier of the consummation of our initial business combination or our liquidation and the payment to an affiliate of our sponsor of $10,000 per month, for up to 18 months, for secretarial and administrative support and reimbursement of expenses, and in connection with potentially providing financing or other investments in connection with our initial business combination, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination.

The existing certificate of incorporation also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance are Mr. Gannon, Mr. Ginsberg and Mr. Mazer. Mr. Gannon serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee is to assist the board of directors in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of NPA; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of NASDAQ.

Code of Ethics

We have adopted a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics, our audit committee charter and our compensation committee charter as exhibits to our registration statement in connection with our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us.

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

Conflicts of Interest

Mr. Coleman and Mr. Smith have agreed not to participate in the formation of, or become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 18 months after the closing of this offering, as such may be extended by stockholder approval. Our stockholders should be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of the Business Combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 18 months after the IPO. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days

●	after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating the Business Combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction expenses in connection with the Business Combination. Up to $1,500,000 of such loans may be convertible into public warrants at a price of $1.00 per public warrant at the option of the lender. Such public warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

●	The conflicts described above may not be resolved in our favor.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our existing certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

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

We have agreed not to enter into a definitive agreement regarding the Business Combination without the prior consent of our sponsor. Our sponsor, officers and directors have agreed to vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of the Business Combination.

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

Item 11.	Executive Compensation

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

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 31, 2020 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns our shares of common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 23,000,000 shares of Class A common stock (which includes shares of Class A common stock that are underlying the units) and 5,750,000 shares of Class B common stock outstanding as of December 31, 2020. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A common stock and the shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis. The table below does not include the shares of Class A common stock underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Class B common stock		Class A common stock
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
New Providence Management LLC (our sponsor)(2)	5,710,000	100.0%	—	—	19.9%
UBS O’Connor LLC(3)	—	—	2,277,000	9.9%	7.9%
Magnetar Financial LLC(4)	—	—	1,514,943	6.6%	5.3%
EJF Capital LLC(5)	—	—	1,274,300	5.5%	4.4%
Alexander Coleman	5,710,000	—	—	—	19.9%
Gary P. Smith	5,710,000	—	—	—	19.9%
James Bradley	10,000	*	—	—	*
Timothy Gannon	10,000	*	—	—	*
Daniel Ginsberg	10,000	*	—	—	*
Rick Mazer	10,000	*	—	—	*
All officers and directors as a group (six individuals)	5,750,000	100%	—	—	20.0%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our stockholders is 10900 Research Blvd, Ste 160C, PMB 1081, Austin, Texas 78759.
(2)	Includes shares of Class B common stock beneficially held by our sponsor New Providence Management LLC, a Delaware limited liability company (“sponsor”), and Alexander Coleman, a United States citizen (“Coleman”) and Gary P. Smith, a United States citizen (“Smith”), based solely on the Schedule 13G filed jointly by sponsor, Coleman and Smith, with the SEC on February 13, 2020. Coleman and Smith are the directors of the sponsor, and as such have voting and investment discretion with respect to the common stock held of record by the sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by the sponsor. The business address of each of sponsor, Coleman and Smith is 10900 Research Blvd, Ste 160C, PMB 1081, Austin, Texas 78759.
(3)	Includes shares of Class A common stock beneficially held by UBS O’Connor LLC, a Delaware limited liability company (“Reporting Person”), based solely on the Schedule 13G filed jointly by the Reporting Person, with the SEC on February 13, 2020. The business address of the Reporting Person is One North Wacker Drive, 32nd Floor, Chicago, Illinois 60606.
(4)	Includes shares of Class A Common Stock beneficially held by Magnetar Financial LLC jointly filed by Magnetar Financial LLC (“Magnetar Financial”); Magnetar Capital Partners LP (“Magnetar Capital Partners”); Supernova Management LLC (“Supernova Management”); and Alec N. Litowitz, based solely on the Schedule 13G/A jointly filed by Magnetar Financial, with the SEC on February 12, 2021. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Litowitz is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(5)	Includes shares of Class A Common Stock beneficially held by EJF Capital LLC, jointly filed by EJF Capital LLC; Emanuel J. Friedman; EJF Debt Opportunities Master Fund, L.P.; EJF Debt Opportunities GP, LLC; EJF Debt Opportunities Master Fund II, LP; and EJF Debt Opportunities II GP, LLC based solely on the Schedule 13G/A filed jointly with the SEC on February 12, 2012. The address of the principal business office of each Reporting Person is: 2107 Wilson Boulevard, Suite 410, Arlington, VA 22201.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

On January 28, 2021, sponsor loaned the Company $200,000 under a promissory note to fund its working capital requirements and finance transaction expenses in connection with a business combination. The promissory note was non-interest bearing and payable on the earlier of (i) June 30, 2021 and (ii) the date on which the Company consummates a business combination. As of February 26, 2021 $200,000 had been drawn down on the promissory note.

On February 18, 2021, sponsor loaned the Company $500,000 under a promissory note to fund its working capital requirements and finance transaction expenses in connection with a business combination. The promissory note was non-interest bearing and payable on the earlier of (i) June 30, 2021 and (ii) the date on which the Company consummates a business combination. As of February 26, 2021 $100,000 had been drawn down on the promissory note.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2020 and for the period from May 28, 2019 (inception) through December 31, 2019 totaled $62,249 and $50,971, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2020 and for the period from May 28, 2019 (inception) through December 31, 2019.

Tax Fees. We paid Marcum $11,330 for tax planning and tax advice for the year ended December 31, 2020 and $0 for the period from May 28, 2019 (inception) through December 31, 2019.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2020 and for the period from May 28, 2019 (inception) through December 31, 2019.

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

Exhibit No.	Description
2.1	Equity Purchase Agreement, dated as of December 15, 2020, by and among New Providence Acquisition Corp., AST & Science LLC, the existing equity holders of AST & Science LLC, New Providence Acquisition Management LLC, and Abel Avellan.(1)
3.1	Amended and Restated Memorandum and Articles of Association.(2)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(2)
4.2	Description of Registrant’s Securities.(3)
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(2)
10.2	Registration and Stockholder Rights Agreement among the Registrant, the sponsor and the holders signatory thereto.(2)
10.3	private placement warrants Purchase Agreement between the Registrant and the sponsor.(2)
10.4	Administrative Services Agreement between the Registrant and the sponsor.(2)
10.5	Form of Letter Agreement among the Registrant, the sponsor and each director and executive officer of the Registrant.(2)
10.6	Form of Subscription Agreement, dated December 15, 2020, by and between New Providence Acquisition Corp. and the undersigned subscriber party thereto(1)
10.7	Promissory Note, dated as of February 1, 2021, issued to New Providence Acquisition Management LLC.*
14.1	Code of Ethics.(3)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 16, 2020.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 16, 2019.
(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 30, 2020.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2021

NEW PROVIDENCE ACQUISITION CORP.

/s/ Gary P. Smith
Name:	Gary P. Smith
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Alexander Coleman	Chairman	February 26, 2021
Alexander Coleman

/s/ Gary P. Smith	Chief Financial Officer	February 26, 2021
Gary P. Smith	(Principal Executive Officer)

/s/ James Bradley	Chief Financial Officer	February 26, 2021
James Bradley	(Principal Financial and Accounting Officer)

/s/ Timothy Gannon	Director	February 26, 2021
Timothy Gannon

/s/ Daniel Ginsberg	Director	February 26, 2021
Daniel Ginsberg

/s/ Rick Mazer	Director	February 26, 2021
Rick Mazer

NEW PROVIDENCE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
New Providence Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of New Providence Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for year ended December 31, 2020 and for the period from May 28, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from May 28, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

Houston, Texas

February 26, 2021

NEW PROVIDENCE ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
Current Assets
Cash	$131,151	$493,128
Prepaid expenses	23,278	131,226
Prepaid income tax	54,439	—
Total Current Assets	208,868	624,354

Marketable securities held in Trust Account	232,196,027	231,214,831
TOTAL ASSETS	$232,404,895	$231,839,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$634,286	$240,138
Income taxes payable	—	25,684
Total Current Liabilities	634,286	265,822

Deferred tax liability	9,680	3,611
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	8,693,966	8,319,433

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 21,672,451 and 21,746,363 shares at redemption value as of December 31, 2020 and 2019, respectively	218,710,925	218,519,748

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized;1,327,549 and 1,253,637 shares issued and outstanding (excluding 21,672,451 and 21,746,363 shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	133	125
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of December 31, 2020 and 2019	575	575
Additional paid-in capital	4,152,440	4,343,625
Retained earnings	846,856	655,679
Total Stockholders’ Equity	5,000,004	5,000,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$232,404,895	$231,839,185

The accompanying notes are an integral part of the financial statements.

NEW PROVIDENCE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2020	For the Period from May 28, 2019 (inception) through December 31, 2019

Operating costs	$1,124,693	$384,857
Loss from operations	(1,124,693)	(384,857)

Other income:
Interest income on marketable securities held in Trust Account	1,479,986	1,197,637
Unrealized gain on marketable securities held in Trust Account	1,830	17,194
Other income, net	1,481,816	1,214,831

Income before income taxes	357,123	829,974
Provision for income taxes	(165,946)	(174,295)
Net income	$191,177	$655,679

Weighted average shares outstanding, basic and diluted (1)	7,008,667	6,075,732

Basic and diluted net loss per common share (2)	$(0.12)	$(0.04)

(1)	Excludes an aggregate of 21,672,451 and 21,746,363 shares subject to possible redemption at December 31, 2020 and 2019, respectively.

(2)	Net loss per common share – basic and diluted excludes income of $1,051,234 and $915,613 attributable to common stock subject to possible redemption for the year months ended December 31, 2020 and for the period from May 28, 2019 (inception) through December 31, 2019, respectively.

The accompanying notes are an integral part of the financial statements.

NEW PROVIDENCE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – May 28, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Class B common stock issued to the Sponsor	—	—	5,750,000	575	24,425	—	25,000

Sale of 23,000,000 Units, net of underwriting discounts and offering expenses	23,000,000	2,300	—	—	216,736,773	—	216,739,073

Sale of 6,100,000 Private Placement Warrants	—	—	—	—	6,100,000	—	6,100,000

Class A common stock subject to possible redemption	(21,746,363)	(2,175)	—	—	(218,517,573)	—	(218,519,748)

Net income	—	—	—	—	—	655,679	655,679
Balance – December 31, 2019	1,253,637	125	5,750,000	575	4,343,625	655,679	5,000,004

Change in value of Class A common stock subject to possible redemption	73,912	8	—	—	(191,185)	—	(191,177)

Net income	—	—	—	—	—	191,177	191,177
Balance – December 31, 2020	1,327,549	$133	5,750,000	$575	$4,152,440	$846,856	$5,000,004

The accompanying notes are an integral part of the financial statements.

NEW PROVIDENCE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2020	For the Period from May 28, 2019 (inception) through December 31, 2019

Cash Flows from Operating Activities:
Net income	$191,177	$655,679
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,479,986)	(1,197,637)
Unrealized gain on marketable securities held in Trust Account	(1,830)	(17,194)
Deferred income tax provision	6,069	3,611
Changes in operating assets and liabilities:
Prepaid expenses	107,948	(131,226)
Prepaid income tax	(54,439)	—
Accounts payable and accrued expenses	394,148	240,138
Income taxes payable	(25,684)	25,684
Net cash used in operating activities	(862,597)	(420,945)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(230,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	500,620	—
Net cash provided by (used in) investing activities	500,620	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placement Warrants	—	6,100,000
Advances from Sponsor	—	600,000
Payment of advances from Sponsor	—	(600,000)
Proceeds from promissory notes – related party	—	155,093
Repayment of promissory notes – related party	—	(155,093)
Payment of offering costs	—	(585,927)
Net cash provided by financing activities	—	230,914,073

Net Change in Cash	(361,977)	493,128
Cash – Beginning	493,128	—
Cash – Ending	$131,151	$493,128

Supplemental cash flow information:
Cash paid for income taxes	$240,000	$—

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to redemption	$—	$217,862,910
Change in value of Class A common stock subject to possible redemption	$191,177	$656,838
Deferred underwriting fee payable	$—	$8,050,000
Offering costs paid directly by Sponsor from proceeds from issuance of Class B common stock	$—	$25,000

The accompanying notes are an integral part of the financial statements.

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The Company will have until March 15, 2021 (the “Combination Period”) to consummate a Business Combination or obtain a Charter Extension from Shareholders. If the Company is unable to complete a Business Combination in the Combination Period or obtain a Charter Extension from Shareholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Liquidity and Going Concern

As of December 31, 2020, the Company had $131,151 in its operating bank accounts, $232,196,027 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and an adjusted working capital deficit of $337,484 (excluding franchise taxes payable and prepaid income tax). As of December 31, 2020, approximately $2,196,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.

On January 28, 2021 and on February 18, 2021, the Sponsor agreed to loan the Company $200,000 and $500,000 for an aggregate up to $700,000, respectively. The promissory notes (“Notes”) are provided to cover certain expenses related to the business combination, of which $300,000 was drawn down as of February 26, 2021 (see Note 10).

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

The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through March 31, 2021, which is the date the Company is required cease all operations except for the purpose of winding up if it has not completed a Business Combination. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and, 2019.

Cash and Marketable Securities Held in Trust Account

At December 31, 2020 and, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. During the year ended December 31, 2020, the Company withdrew $500,620 of interest earned on the Trust Account to pay its franchise and income taxes.

Class A common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,600,000 shares of common stock. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Reconciliation of Net Loss Per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net loss per common share is calculated as follows:

	For the Year Ended December 31, 2020	For the Period from May 28, 2019 (inception) through December 31, 2019
Net income	$191,177	$655,679
Less: Income attributable to common stock subject to possible redemption	(1,051,234)	(915,613)
Adjusted net loss	$(860,057)	$(259,934)

Weighted average shares outstanding, basic and diluted	7,008,667	6,075,732

Basic and diluted net loss per common share	$(0.12)	$(0.04)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on September 13, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support services. For the year ended December 31, 2020 and for the period from May 28, 2019 (inception) through December 31, 2019, the Company incurred $120,000 and $35,000 in fees for these services, respectively. As of December 31, 2020, and 2019, $30,000 and $35,000 is included in accounts payable and accrued expenses in the accompanying balance sheets, respectively.

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Equity Purchase Agreement

On December 15, 2020, the Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) with AST & Science LLC, a Delaware limited liability company (“AST”), the existing equityholders of AST (the “Existing Equityholders”), the Sponsor and Abel Avellan (“Existing Equityholder Representative”) in his capacity as Existing Equityholder Representative. The transactions contemplated by the Equity Purchase Agreement are referred to herein as the “AST Business Combination.”

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Following the closing of the AST Business Combination (the “Closing”), the Company will be organized as an umbrella partnership-C corporation structure, in which substantially all of the operating assets of AST’s business will be held by AST, and the Company’s only assets will be its equity interests in AST. The Company will be renamed AST SpaceMobile, Inc. (“SpaceMobile”) at Closing.

At the Closing, the Company will (i) amend and restate its existing Certificate of Incorporation (the “A&R Certificate of Incorporation”) to, among other things, (a) change the name of the Company to AST SpaceMobile, Inc., (b) convert all then-outstanding Founder Shares, excluding any Forfeited Founder Shares into shares of Class A common stock, par value $0.0001 per share, of SpaceMobile (“Class A Common Stock”) and (c) authorize the issuance of Class B common stock, par value $0.0001 per share, of SpaceMobile (“Class B Common Stock”) and Class C common stock, par value $0.0001 per share, of SpaceMobile (“Class C Common Stock”) and (ii) replace the Amended and Restated By-Laws of the Company (the “Existing Bylaws”), by adopting the Bylaws of AST SpaceMobile, Inc. (the “SpaceMobile Bylaws”).

Concurrently with the Equity Purchase Agreement, the Company entered into various subscription agreements (the “Subscription Agreements”) with certain third-party investors (the “PIPE Investors”) pursuant to which the PIPE Investors have committed to make private investments in public equity in the form of Class A Common Stock in an aggregate amount of $230 million (the “PIPE Investment”). In exchange for the PIPE Investment, the PIPE Investors will receive an aggregate of 23 million shares of Class A Common Stock.

The Equity Purchase Agreement contains customary representations, warranties and covenants by the parties thereto and the Closing is subject to certain conditions as further described in the Equity Purchase Agreement.

Upon closing the business combination, the Company and AST anticipate incurring transaction costs to investment bankers, attorneys and other service providers.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 1,327,549 and 1,253,637 shares of Class A common stock issued and outstanding, excluding 21,672,451 and 21,746,363 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 5,750,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law; provided that only holders of shares of Class B common stock have the right to vote on the election of the Company’s directors prior to the initial Business Combination.

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 8 — INCOME TAX

The Company’s net deferred tax liability are as follows:

	Year Ended December 31,	For the Period from May 28, 2019 (inception) through December 31,
	2020	2019
Deferred tax liability
Unrealized gain on marketable securities	$(9,680)	$(3,611)
Total deferred tax liability	(9,680)	(3,611)
Valuation Allowance	—	—
Deferred tax liability, net of allowance	$(9,680)	$(3,611)

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The provision for income taxes consists of the following:

	Year Ended December 31,	For the Period from May 28, 2019 (inception) through December 31,
	2020	2019
Federal
Current	$159,877	$170,684
Deferred	6,069	3,610

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	—	—

Income tax provision	$165,946	$174,294

As of December 31, 2020 and 2019, the Company had did not have any of U.S. federal and state net operating loss carryovers available to offset future taxable income.

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	As of December 31,
	2020	2019

Statutory federal income tax rate	21.0%	21.0%
Business Combination expenses	25.5%	0.0%
Income tax provision	46.5%	21.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2020 and 2019 remain open and subject to examination. The Company considers Texas to be a significant state tax jurisdiction.

NOTE 9 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$232,196,027	$231,214,831

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 28, 2021 and on February 18, 2021, the Sponsor agreed to loan the Company $200,000 and $500,000 for an aggregate of $700,000, respectively. The promissory notes (“Notes”) are provided to cover certain expenses related to the business combination. The Notes are non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the Business Combination. As of February 26, 2021, the Company borrowed $300,000 under the Notes.