Form 10-K/A
period 2020-12-31
AST SpaceMobile, Inc.
filed 2021-05-06
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

AST SPACEMOBILE, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-39040	84-2027232
(State or other jurisdiction	(Commission	(I.R.S. Employer
of incorporation or organization)	File Number)	Identification Number)

Midland Intl. Air & Space Port
2901 Enterprise Lane
Midland, Texas	79706
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (432) 276-3966

New Providence Acquisition Corp.

10900 Research Blvd

Ste 160C PMB 1081

Austin, TX 78759

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Class A common stock, par value $0.0001 per share	ASTS	The Nasdaq Stock Market LLC
Warrants exercisable for one share of Class A common stock at an exercise price of $11.50	ASTSW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

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

Documents Incorporated by Reference: None.

Explanatory Note

AST SpaceMobile, Inc., formerly known as New Providence Acquisition Corp. (the “Company,” “we,” “our” or “us”), is filing this Amendment No. 1 (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”), on March 1, 2021, (the “Original Filing” and, as amended by this Amendment, this “Report”), to restate our financial statements and related footnote disclosures as of December 31, 2020 and 2019 and for year ended December 31, 2020 and for the period from May 28, 2019 (inception) through December 31, 2019, and the interim periods ended September 30, 2020 and 2019, March 31, 2020, and June 30, 2020, as well as the financial statements as of September 13, 2019 (collectively “Affected Periods”).

Background of Restatement

On April 12, 2021, the Acting Chief Accountant and Acting Director of the Division of Corporation Finance of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). The SEC Staff Statement sets forth the conclusion of the SEC’s Office of the Chief Accountant that certain provisions included in the warrant agreements entered into by many special purpose acquisition companies require such warrants to be accounted for as liabilities measured at fair value, rather than as equity securities, with changes in fair value during each financial reporting period reported in earnings. In light of the new SEC Staff Statement, on April 12, 2021, the Company’s Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) reviewed the warrant agreements governing the Company’s outstanding warrants, and, after discussion with management and the Company’s independent registered public accounting firm, Marcum LLP (“Marcum”), determined that the following financial statements previously filed with the SEC should no longer be relied upon: (1) the financial statements included in the Original Report, and; (2) the condensed financial statements included in our Quarterly Reports for the Affected Periods. Similarly, the related press releases, the Report of Independent Registered Public Accounting Firm on the financial statements as of December 31, 2020 and 2019, for the year ended December 31, 2020 and the stockholder communications describing the relevant portions of our financial statements for these periods that need to be restated should no longer be relied upon.

As discussed in further detail below and in Note 2 — Restatement of Financial Statements to the accompanying financial statements, the restatement is the result of a misapplication of the guidance on accounting for our outstanding warrants, which was brought to light by the SEC Staff Statement. Based on Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”), warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock or that provide for net cash settlement that is outside of the control of the entity in which not all of the holders of the shares underlying the contract also would receive cash shall be initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations. We evaluated the impact of this misapplication on the financial statements listed above and concluded that the impact was material to those financial statements from a quantitative standpoint. Consequently, we have restated the financial statements identified above. All amounts in this Report affected by the restatement adjustments reflect such amounts as restated.

On September 13, 2019, we consummated an initial public offering (the “IPO”) in which we issued 20,000,000 units (the “Units”), each of which consists of one share of Class A Common Stock and one half of one warrant (the “Public Warrants”) for $10 per Unit for total gross proceeds of $200 million. Simultaneously, with the closing of the IPO, we consummated the sale of 5,500,000 private placement warrants (the “Private Warrants” and, together with the Public Warrants, the “Warrants”) at a price of $1.00 per warrant for total gross proceeds of $5.5 million. On September 19, 2019, in connection with the underwriters’ full exercise of their over-allotment options, we consummated the sale of an additional 3,000,000 Units and the sale of an additional 600,000 Private Warrants for gross proceeds of $30.6 million. In the aggregate, there were 11,500,000 Public Warrants and 6,100,000 Private Warrants issued between the two closings. Each whole Public and Private Warrant is exercisable to purchase one share of Class A Common Stock at a price of $11.50 per share. The cumulative effect of the change in the accounting treatment of the Warrants pursuant to the SEC Staff Statement and the resulting restatement and revision of our financial statements is a $55,689,024 increase in our accumulated deficit as of December 31, 2020. The material terms of the Warrants are more fully described in Note 10 — Warrant Liabilities.

The Principal Executive Officer and Principal Financial Officer, together with management, determined that the financial statements in the Affected Periods should be restated to reflect the Warrants issued in September 2019 as a liability, the change in the accounting treatment for the Warrants and the resulting restatement and revision of our financial statements including (i) the reclassification of the Warrants from additional paid-in capital to warrant liabilities recorded at fair value within our balance sheets, (ii) the recognition of the changes in the fair value of the warrant liabilities in our statements of operations and corresponding adjustments to accumulated deficit and retained earnings for each applicable period, and (iii) the recognition of Class A Common Stock subject to possible redemption at its redemption value each period. There was no impact on revenues, operating expenses or operating loss for any period as the change in fair value of the warrant liabilities is presented within other income (expense) and not as a component of operating loss in our statements of operations for each applicable period. The restatement of the financial statements for the Affected Periods had no impact on our liquidity or cash position. An explanation of the impact on our financial statements is contained in Note 2 — Restatement of Financial Statements to the accompanying financial statements.

As all material restatement information will be included in this Report, we do not intend to amend our Annual Report on Form 10-K for the year ended December 31, 2019 or any of our previously filed Quarterly Reports on Form 10-Q, or balance sheet on Form 8-K for the Affected Periods. Accordingly, investors and others should rely only on the financial information and other disclosures regarding the periods described above in this Report and in future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the Affected Periods.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. As a result of that assessment and in light of the SEC Staff Statement, management has concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2020, due to a material weakness in internal control over financial reporting related to the accounting for equity instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Report.

Items Amended in this Amendment

Part I, Item 1A. Risk Factors is amended to add certain additional risk factors. In addition each of the following items are amended and restated in their entirety in this Report: (i) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (ii) Part II, Item 8. Financial Statements and Supplementary Data; (iii) Part II, Item 9A. Controls and Procedures; and (iv) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our Principal Executive Officer and Principal Financial Officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended and/or restated information required to reflect the effects of the restatement of the financial statements for the Affected Periods, and applicable cross-references within this Report, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing. This Report continues to describe conditions as of the date of the Original Filing, and the disclosures herein have not been updated to reflect events, results or developments that have occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events, including the closing of the business combination between New Providence Acquisition Corp. and AST & Science, LLC on April 6, 2021. Accordingly, forward looking statements included in this Report represent management’s views as of the date of the Original Filing and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the Original Filing date.

PART I

ITEM 1A.	RISK FACTORS

The disclosure in Item 1A. Risk Factors in the Original Filing is hereby amended to add the following risk factors. Except for the additional risk factors below, this Amendment does not amend, update or change any other items or disclosures contained in Item 1A. Risk Factors in the Original Filing. This Amendment should be read in conjunction with the Original Filing.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Chief Accountant and Acting Director of the Division of Corporation Finance of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). The SEC Staff Statement sets forth the conclusion of the SEC’s Office of the Chief Accountant that certain provisions included in the warrant agreements entered into by many special purpose acquisition companies require such warrants to be accounted for as liabilities measured at fair value, rather than as equity securities, with changes in fair value during each financial reporting period reported in earnings. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 11,500,000 warrants issued in connection with our IPO (the “Public Warrants”) and 6,100,000 private placement warrants (the “Private Warrants” and, together with the Public Warrants, the “Warrants”), and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheets as of December 31, 2020 and 2019 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020, and, as a result, we have determined that our disclosure controls and procedures were not effective as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued audited financial statements as of and for the years ended December 31, 2020 and 2019 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting. In addition, management, along with our principal executive and financial officers, have concluded that our disclosure controls and procedures were not effective as of December 31, 2020, in light of the material weakness identified in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the prices of our securities may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of and for the years ended December 31, 2020 and 2019. See “—Our warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements or related public filings. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

Restatement of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our consolidated financial statements as more fully described in the Explanatory Note, Note 2 — Restatement of Financial Statements to our accompanying consolidated financial statements, and Item 9A: Controls and Procedures.

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

As a result of the restatement described in Note 2 — Restatement of Financial Statements to the accompanying financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the year ended December 31, 2020 and for the period from May 28, 2019 (inception) through December 31, 2019

For the year ended December 31, 2020, we had a net loss of $51,960,823, which consisted of interest income on marketable securities held in the trust account of $1,479,986 and an unrealized gain on marketable securities held in our trust account of $1,830, offset by operating costs of $1,124,693, a loss on the change in the fair value of the warrant liabilities of $52,152,000, and a provision for income taxes of $165,946.

For the period from May 28, 2019 (inception) through December 31, 2019, we had a net loss of $2,881,345, which consisted of interest income on marketable securities held in the trust account of $1,197,637 and an unrealized gain on marketable securities held in our trust account of $17,194, offset by operating costs of $384,857, a loss on the change in the fair value of the warrant liabilities of $3,053,000, issuance costs allocated to warrant liabilities of $484,024, and a provision for income taxes of $174,295.

For the three months and nine months ended September 30, 2020 and for the three months ended September 30, 2019 and for the period from May 28, 2019 (inception) through September 30, 2019

For the three months ended September 30, 2020, we had a net loss of $3,751,049, which consisted of operating costs of $152,823, a loss on the change in the fair value of the warrant liabilities of $3,696,000, and an unrealized loss on marketable securities held in our Trust Account of $4,918, offset by interest income on marketable securities held in the Trust Account of $88,058 and an income tax benefit of $14,634.

For the nine months ended September 30, 2020, we had a net loss of $4,654,774, which consisted of operating costs of $492,011, a loss on the change in the fair value of the warrant liabilities of $5,395,000, and a provision for income taxes of $196,768, offset by interest income on marketable securities held in the Trust Account of $1,425,833 and an unrealized gain on marketable securities held in our Trust Account of $3,172.

For the three months ended September 30, 2019 and for the period from May 28, 2019 (inception) through September 30, 2019, we had a net loss of $572,263 and $573,356, respectively, which consisted of operating costs and formation of $94,621 and $95,714, respectively, a loss on the change in the fair value of the warrant liabilities of $176,000, issuance costs allocated to warrant liabilities of $484,024, and a provision for income taxes of $23,038, offset by interest income on marketable securities held in the Trust Account of $165,606 and an unrealized gain on marketable securities held in our Trust Account of $39,814.

For the three months and six months ended June 30, 2020

For the three months ended June 30, 2020, we had a net loss of $8,675,977, which consisted of operating costs of $153,931, a loss on the change in the fair value of the warrant liabilities of $8,624,000, and an unrealized loss on marketable securities held in our Trust Account of $363,538, offset by interest income on marketable securities held in the Trust Account of $451,676 and an income tax benefit of $13,816.

For the six months ended June 30, 2020, we had a net loss of $903,725, which consisted of operating costs of $339,188, a loss on the change in the fair value of the warrant liabilities of $1,699,000, and a provision for income taxes of $211,402, offset by interest income on marketable securities held in the Trust Account of $1,337,775 and an unrealized gain on marketable securities held in our Trust Account of $8,090.

For the three months ended March 31, 2020

For the three months ended March 31, 2020, we had net income of $7,772,252, which consisted of interest income on marketable securities held in the Trust Account of $886,099, a gain on the change in the fair value of the warrant liabilities of $6,925,000, and an unrealized gain on marketable securities held in our Trust Account of $371,628, offset by operating costs of $185,257 and a provision for income taxes of $225,218.

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

As of December 31, 2020, we had marketable securities held in the trust account of $232,196,027 (including $2,196,027 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. For year ended December 31, 2020, we withdrew $500,620 of interest earned on the trust account to pay our franchise and income taxes.

For year ended December 31, 2020, cash used in operating activities was $862,597. The net loss of $51,960,823 was affected by interest earned on marketable securities held in the trust account of $1,479,986, an unrealized gain on marketable securities held in our trust account of $1,830, a loss on the change in the fair value of the warrant liabilities of $52,152,000, a deferred tax provision of $6,069 and changes in operating assets and liabilities, which provided $421,973 of cash.

For the period from May 28, 2019 (inception) through December 31, 2019, cash used in operating activities was $904,969. The net loss of $2,881,345 was affected by interest earned on marketable securities held in the trust account of $1,197,637, an unrealized gain on marketable securities held in our trust account of $17,194, a deferred tax provision of $3,611, a loss on the change in the fair value of the warrant liabilities of $3,053,000, and changes in operating assets and liabilities, which provided $134,596 of cash.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”). Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Warrant Liabilities

In September 2019, we issued Public and Private Warrants to purchase 11,500,000 and 6,100,000 shares of common stock, respectively, at an exercise price of $11.50. In addition to the standard exercise provisions, the warrants provide each warrant holder with a settlement alternative in which, upon the occurrence of a cash tender offer from a third party on the Company’s common stock that is accepted by greater than 50% of the outstanding shares of common stock, the holder of the warrants shall be entitled to receive the highest amount of cash to which such holder would have been entitled as a stockholder if the holder of the warrants had exercised the warrants and accepted the tender offer prior to the offer’s expiration.

We assessed the warrants for appropriate equity or liability classification pursuant to our accounting policy described in “Note 3 — Summary of Significant Accounting Policies” to our consolidated financial statements. During this assessment, we determined that (i) the warrants do not constitute a liability under ASC 480; (ii) the warrants meet the definition of a derivative under ASC 815; (iii) the warrant holder’s option to receive a net cash settlement payment is exercisable upon the occurrence of certain specified alternative issuances; (iv) the occurrence of certain alternative issuances can be triggered by events that are not within our control and for which the warrant holder would not receive the same type or form of consideration offered and paid to call common stockholders. Based on the results of this assessment, we concluded that the warrants are freestanding derivative instruments for which ASC 815 precludes equity classification because of the potential net cash settlement under an alternative issuance. Accordingly, the warrants are classified as a liability at fair value with changes in the fair value recorded currently in the statement of operations.

The Company established the initial fair value for the Public Warrants in September 2019 using a Monte Carlo simulation model. The Company established the initial fair value for the Private Warrants in September 2019 using a Black-Scholes-Merton model. The key inputs into the Monte Carlo simulation model for the Public Warrants and Black-Scholes-Merton model for the Private Warrants were as follows at initial measurement:

September 2019 (Initial Measurement)
Exercise price	$11.50
Fair value of Units	$10.04
Contractual term (years)	6
Volatility (annual)	11.00%
Risk-free rate	1.62%

The Company’s use of a Monte Carlo simulation model and Black-Scholes-Merton model required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The expected term was determined to be one year, as the Warrants become exercisable on the later of (i) 30 days after the completion of a business combination and (ii) 12 months from the Initial Public Offering date. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The fair value of the Units, which each consist of one Class A ordinary share and one-half of one Public Warrant, represents the closing price on the measurement date.

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 and 2019 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ASTSW. As the transfer of Private Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the volatility of each Private Warrant is equivalent to that of each Public Warrant. As such, the Private Warrants are classified as Level 2.

See “Note 6 — Fair Value Measurements” and “Note 10 — Warrant Liabilities” to the accompanying financial statements included in this Annual Report for additional discussion regarding the terms of the warrants, the applicable accounting treatment, and valuation.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are designed so that such information is properly communicated to a company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

Management recognizes that disclosure controls and procedures, no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The design of any system of controls also is based in-part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error and/or fraud may occur and not be detected.

As of December 31, 2020, our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and concluded in the Original Filing that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level. Subsequent to the Original Filing, management, under the supervision of our principal executive and financial officers, re-evaluated the assessment of effectiveness of our disclosure controls and procedures in connection with the restatement and revision of our financial statements included in this Annual Report. Based upon that re-evaluation, management, along with our principal executive and financial officers, have concluded that our disclosure controls and procedures were not effective as of December 31, 2020, in light of the material weakness identified in our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon the framework in “Internal Control – Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. On March 1, 2021, we filed the Original Report. At that time, our then principal executive and financial officers had performed an evaluation and concluded that our internal control over financial reporting was effective as of December 31, 2020. Subsequent to performing that evaluation, our management, including our current principal executive and financial officers, concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, due to a material weakness in our internal control over financial reporting, described below, related to mistakes in our accounting for warrants issued in connection with the September 2019 initial public offering. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital and accumulated deficit for the Affected Periods.

This mistake in classification was brought to our attention on the date that the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in September 2019. In response to this material weakness, we have committed significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Specifically, we plan to provide enhanced access to accounting literature and research materials and consult with third party professionals regarding complex accounting matters. The elements of our remediation plan can only be accomplished over time, and we cannot guarantee that these initiatives will ultimately have the intended effects.

Restatement of Previously Issued Financial Statements

On April 29, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued consolidated financial statements for the Affected Periods should not be relied on because of a misapplication in the guidance on warrant accounting. However, the noncash adjustments to the financial statements, in all of the Affected Periods, do not impact the amounts previously reported for our consolidated cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting of our warrants, as described in Note 2 — Restatement of Financial Statements to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Form 10-K/A:
(1)	Financial Statements (Restated):

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

May 6, 2021

AST SPACEMOBILE, INC.

/s/ Abel Avellan
Name:	Abel Avellan
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Abel Avellan	Chairman and Chief Executive Officer	May 6, 2021
Abel Avellan	(Principal Executive Officer)

/s/ Thomas Severson	Chief Financial Officer and Director	May 6, 2021
Thomas Severson	(Principal Financial Officer)

/s/ Rulfo Hernandez	Chief Accounting Officer	May 6, 2021
Rulfo Hernandez	(Principal Accounting Officer)

/s/ Tareq Amin	Director	May 6, 2021
Tareq Amin

/s/ Adriana Cisneros	Director	May 6, 2021
Adriana Cisneros

/s/ Alexander Coleman	Director	May 6, 2021
Alexander Coleman

/s/ Luke Ibbetson	Director	May 6, 2021
Luke Ibbetson

/s/ Edward Knapp	Director	May 6, 2021
Edward Knapp

/s/ Hiroshi Mikitani	Director	May 6, 2021
Hiroshi Mikitani

/s/ Ronald Rubin	Director	May 6, 2021
Ronald Rubin

/s/ Richard Sarnoff	Director	May 6, 2021
Richard Sarnoff

/s/ Julio A. Torres	Director	May 6, 2021
Julio A. Torres

NEW PROVIDENCE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of New Providence Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of New Providence Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for year ended December 31, 2020 and for the period from May 28,2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from May 28, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and 2019 and for the year ended December 31, 2020 and the period from May 28, 2019 (inception) through December 31, 2019 have been restated.

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

Houston, Texas

February 26, 2021, except for the effects of the restatement discussed in Notes 2, 6 and 10, as to which the date is May 6, 2021

NEW PROVIDENCE ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2020	2019
	(Restated)	(Restated)
ASSETS
Current Assets
Cash	$131,151	$493,128
Prepaid expenses	23,278	131,226
Prepaid income tax	54,439	-
Total Current Assets	208,868	624,354
Marketable securities held in Trust Account	232,196,027	231,214,831
TOTAL ASSETS	$232,404,895	$231,839,185
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$634,286	$240,138
Income taxes payable	-	25,684
Total Current Liabilities	634,286	265,822
Deferred tax liability	9,680	3,611
Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liabilities	68,114,000	15,962,000
Total Liabilities	76,807,966	24,281,433
Commitments and Contingencies (Note 8)
Class A common stock subject to possible redemption, 14,922,915 and 20,157,878 shares at redemption value as of December 31, 2020 and 2019, respectively	150,596,928	202,557,751
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 8,077,085 and 2,842,122 shares issued and outstanding (excluding 14,922,915 and 20,157,878 shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	941	409
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of December 31, 2020 and 2019	575	575
Additional paid-in capital	59,840,653	7,880,362
Accumulated Deficit	(54,842,168)	(2,881,345)
Total Stockholders’ Deficit	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$232,404,895	$231,839,185

The accompanying notes are an integral part of the financial statements.

NEW PROVIDENCE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2020	For the Period from May 28, 2019 (inception) through December 31, 2019
	(Restated)	(Restated)
Operating costs	$1,124,693	$384,857
Loss from operations	(1,124,693)	(384,857)
Other income:
Changes in fair value of warrant liabilities	(52,152,000)	(3,053,000)
Interest income on marketable securities held in Trust Account	1,479,986	1,197,637
Issuance costs allocated to warrant liabilities	-	(484,024)
Unrealized gain on marketable securities held in Trust Account	1,830	17,194
Other (expense), net	(50,670,184)	(2,322,193)
Loss before income taxes	(51,794,877)	(2,707,050)
Provision for income taxes	(165,946)	(174,295)
Net loss	$(51,960,823)	$(2,881,345)
Weighted average common shares subject to possible redemption outstanding, basic and diluted	$20,151,440	$10,207,641
Basic and diluted income per common share subject to possible redemption	$0.04	$0.08
Weighted average shares outstanding, basic and diluted	8,598,542	6,111,484
Basic and diluted net loss per non-redeemable common share	$(6.13)	$(0.61)

The accompanying notes are an integral part of the financial statements.

NEW PROVIDENCE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A common stock		Class B common stock		Additional Paid	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance – May 28, 2019 (inception) (restated)	-	$-	-	$-	$-	$-	$-
Class B common stock issued to the Sponsor	-	-	5,750,000	575	24,425	-	25,000
Sale of 23,000,000 Units, net of warranty liability, underwriting discounts, and offering expenses	23,000,000	2,300	-	-	208,825,797	-	208,828,097
Payment above fair value upon sale of 6,100,000 Private Placement Warrants	-	-	-	-	1,586,000	-	1,586,000
Class A common stock subject to possible redemption	(20,157,878)	(1,891)	-	-	(202,555,860)	-	(202,557,751)
Net loss	-	-	-	-	-	(2,881,345)	(2,881,345)
Balance - December 31, 2019 (restated)	2,842,122	$409	5,750,000	$575	$7,880,362	$(2,881,345)	$5,000,001
Change in value of Class A common stock subject to possible redemption	5,234,963	532	-	-	51,960,291	-	51,960,823
Net loss	-	-	-	-	-	(51,960,823)	(51,960,823)
Balance – December 31, 2020 (restated)	8,077,085	$941	5,750,000	$575	$59,840,653	$(54,842,168)	$5,000,001

The accompanying notes are an integral part of the financial statements.

NEW PROVIDENCE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2020	For the Period from May 28, 2019 (inception) through December 31, 2019
	(Restated)	(Restated)
Cash Flows from Operating Activities:
Net loss	(51,960,823)	(2,881,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on securities held in Trust Account	(1,479,986)	(1,197,637)
Unrealized gain on securities held in Trust Account	(1,830)	(17,194)
Deferred income provision	6,069	3,611
Change in fair value of warrant liabilities	52,152,000	3,053,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	107,948	(131,226)
Prepaid income taxes	(54,439)	-
Accounts payable and accrued expenses	394,148	240,138
Income tax payable	(25,684)	25,684
Net cash used in operating activities	(862,597)	(904,969)

Cash Flows from Investing Activities:
Investment of cash in trust	-	(230,000,000)
Interest withdrawn for tax payments	500,620	-
Net cash provided by (used in) investing activities	500,620	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	225,884,024
Proceeds from sale of Private Placement Warrants	-	6,100,000
Proceeds from promissory note - related party	-	155,093
Repayment of promissory note - related party	-	(155,093)
Payments of offering costs	-	(585,927)
Net cash provided by financing activities	-	231,398,097

Net Change in Cash	(361,977)	493,128
Cash – Beginning	493,128	-
Cash – Ending	$131,151	$493,128

Supplemental cash flow information:
Cash paid for income taxes	$240,000	$-

Non-cash investing and financing activities:
Initial classification of ordinary shares subject to redemption	$-	$204,953,910
Change in value of shares subject to redemption	$(51,960,823)	$(2,396,159)
Deferred offering costs paid directly by Sponsor from proceeds from issuance of ordinary shares	$-	$25,000
Deferred underwriting fee	$-	$8,050,000

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

The registration statement for the Company’s Initial Public Offering was declared effective on September 10, 2019. On September 13, 2019, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to New Providence Management LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $5,500,000, which is described in Note 5.

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

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 8). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of trust assets, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavouring to have all vendors, service providers (except the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Liquidity and Going Concern

As of December 31, 2020, the Company had $131,151 in its operating bank accounts, $232,196,027 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and an adjusted working capital deficit of $337,484 (excluding franchise taxes payable and prepaid income tax). As of December 31, 2020, $2,196,027 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.

On January 28, 2021 and on February 18, 2021, the Sponsor agreed to loan the Company $200,000 and $500,000 for an aggregate up to $700,000, respectively. The promissory notes (“Notes”) are provided to cover certain expenses related to the business combination, of which $300,000 was drawn down as of February 26, 2021 (see Note 12).

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

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 — RESTATEMENT OF FINANCIAL STATEMENTS

Restatement Background and Explanation

The Company has restated its financial statements as of December 31, 2020 and 2019and for the year ended December 31, 2020 and for the period from May 28, 2019 (inception) through December 31, 2019, and the interim periods ended September 30, 2020 and 2019, March 31, 2020, and June 30, 2020, as well as the financial statements as of September 13, 2019 (collectively “Affected Periods”), to correct misstatements in those prior periods related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as equity instead of warrant liabilities, under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity.

The Company issued Public and Private Warrants in September 2019, collectively, aggregating to 11,500,000 and 6,100,000 warrants, respectively, issued between two closings. Each whole Public and Private Warrant is exercisable to purchase one share of Class A Common Stock at a price of $11.50 per share.

Upon issuance of the warrants, the Company conducted an evaluation pursuant to ASC 815 to determine the appropriate classification within the financial statements. The Company concluded that the warrants should be recorded at their issuance price within stockholders’ equity in the balance sheet. The determination to classify the warrants within stockholders’ equity was primarily based on the understanding that the settlement provisions of the warrants did not allow for net cash settlement in an event that was outside of the Company’s control in which all holders of the underlying shares, into which the warrants are exercisable, also would receive cash.

Upon the release of the SEC Statement on April 12, 2021, the Company re-assessed its classification of its warrants under ASC 815 pursuant to the accounting policy described in Note 3. Pursuant to the terms of the warrants, upon a cash tender offer in which 50% or more of the outstanding shares of common stock participate, the holders of the warrants shall be entitled to redeem the warrants and receive the highest amount of cash, securities, or other property to which such holder would have been entitled as a stockholder if the holder of the warrants had exercised the warrants prior to the expiration of such tender offer and accepted such tender offer. Upon the occurrence of such event, which is outside of the control of the Company, the warrants would be net cash settled and not all holders of the common stock may receive cash (assuming not all outstanding shares accepted the tender offer). The Company recognized that ASC 815 precludes the classification of a freestanding financial instrument within stockholder’s equity when an event that is outside the entity’s control could require net cash settlement in which not all of the holders of the underlying shares also receive cash.

Therefore, based on the results of the Company’s assessment, the Company has concluded that the warrants issued in September 2019 are freestanding instruments which should be accounted for as warrant liabilities rather than as a component of additional paid-in capital on the balance sheet, with any subsequent changes in the estimated fair value of the warrants reported in the statement of operations.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations, and statements of cash flows for the Affected Periods is presented below.

Impact of the Restatement – 2020

Balance Sheets

	December 31, 2020
	As Reported	Adjustments	As Revised
Warrant liabilities	$-	$68,114,000	$68,114,000
Total liabilities	8,693,966	68,114,000	76,807,966
Class A common stock subject to possible redemption	218,710,925	(68,113,997)	150,596,928
Class A common stock	133	808	941
Addition paid-in capital	4,152,440	55,688,213	59,840,653
Retained earnings (accumulated deficit)	846,856	(55,689,024)	(54,842,168)
Total stockholders’ equity (deficit)	5,000,004	(3)	5,000,001

Statements of Operations

	For the Year Ended December 31, 2020
	As Reported	Adjustments	As Revised
Changes in fair value of warrant liabilities	$-	$(52,152,000)	$(52,152,000)
Other income (expense), net	1,481,816	(52,152,000)	(50,670,184)
Net income (loss)	191,177	(52,152,000)	(51,960,823)
Weighted average shares outstanding, basic and diluted	7,008,667	1,589,875	8,598,542
Basic and diluted net loss per common share	$(0.12)	$(6.01)	$(6.13)

Statements of Cash Flows

	For the Year Ended December 31, 2020
	As Reported	Adjustments	As Revised
Net income (loss)	$191,177	$(52,152,000)	$(51,960,823)
Change in fair value of warrant liabilities	-	52,152,000	52,152,000
Non-cash investing and financing activities:
Change in value of shares subject to redemption	191,177	(52,152,000)	(51,960,823)

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Balance Sheets

	September 30, 2020
	As Reported	Adjustments	As Revised
Warrant liabilities	$-	$21,357,000	$21,357,000
Total liabilities	8,310,507	21,357,000	29,667,507
Class A common stock subject to possible redemption	219,259,970	(21,356,993)	197,902,977
Class A common stock	127	338	465
Additional paid-in capital	3,603,401	8,931,679	12,535,080
Retained earnings (accumulated deficit)	1,395,905	(8,932,024)	(7,536,119)
Total stockholders’ equity (deficit)	5,000,008	(7)	5,000,001

Statements of Operations

	Three Months Ended September 30, 2020
	As Reported	Adjustments	As Revised
Changes in fair value of warrant liabilities	$-	$(3,696,000)	$(3,696,000)
Other income (expense), net	83,140	(3,696,000)	(3,612,860)
Net income (loss)	(55,049)	(3,696,000)	(3,751,049)
Weighted average shares outstanding, basic and diluted	7,007,989	1,750,840	8,758,829
Basic and diluted net loss per common share	$(0.01)	$(0.42)	$(0.43)

Statements of Operations

	Nine Months Ended September 30, 2020
	As Reported	Adjustments	As Revised
Changes in fair value of warrant liabilities	$-	$(5,395,000)	$(5,395,000)
Other income (expense), net	1,429,005	(5,395,000)	(3,965,995)
Net income (loss)	740,226	(5,395,000)	(4,654,774)
Weighted average shares outstanding, basic and diluted	5,307,098	3,111,439	8,418,537
Basic and diluted net loss per common share	$(0.02)	$(0.64)	$(0.66)

Statements of Cash Flows

	Nine Months Ended September 30, 2020
	As Reported	Adjustments	As Revised
Net income (loss)	$740,226	$(5,395,000)	$(4,654,774)
Change in fair value of warrant liabilities	-	5,395,000	5,395,000
Non-cash investing and financing activities:
Change in value of shares subject to redemption	740,222	(4,491,271)	(3,751,049)

Balance Sheets

	June 30, 2020
	As Reported	Adjustments	As Revised
Warrant liabilities	$-	$17,661,000	$17,661,000
Total liabilities	8,256,307	17,661,000	25,917,307
Class A common stock subject to possible redemption	219,315,022	(17,660,996)	201,654,026
Class A common stock	126	301	427
Additional paid-in capital	3,548,350	5,235,719	8,784,069
Retained earnings (accumulated deficit)	1,450,954	(5,236,024)	(3,785,070)
Total stockholders’ equity (deficit)	5,000,005	(4)	5,000,001

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Statements of Operations

	Three Months Ended June 30, 2020
	As Reported	Adjustments	As Revised
Changes in fair value of warrant liabilities	$-	$(8,624,000)	$(8,624,000)
Other income (expense), net	88,138	(8,624,000)	(8,535,862)
Net income (loss)	(51,977)	(8,624,000)	(8,675,977)
Weighted average shares outstanding, basic and diluted	7,005,122	895,798	7,900,920
Basic and diluted net loss per common share	$(0.01)	$(1.09)	$(1.10)

Statements of Operations

	Six Months Ended June 30, 2020
	As Reported	Adjustments	As Revised
Changes in fair value of warrant liabilities	$-	$(1,699,000)	$(1,699,000)
Other income (expense), net	1,345,865	(1,699,000)	(353,135)
Net income (loss)	795,275	(1,699,000)	(903,725)
Weighted average shares outstanding, basic and diluted	7,004,380	1,242,141	8,246,521
Basic and diluted net loss per common share	$(0.03)	$(0.19)	$(0.22)

Statements of Cash Flows

	Six Months Ended June 30, 2020
	As Reported	Adjustments	As Revised
Net income (loss)	$795,275	$(1,699,000)	$(903,725)
Change in fair value of warrant liabilities	-	1,699,000	1,699,000
Non-cash investing and financing activities:
Change in value of shares subject to redemption	795,274	(9,471,251)	(8,675,977)

Balance Sheets

	March 31, 2020
	As Reported	Adjustments	As Revised
Warrant liabilities	$-	$9,037,000	$9,037,000
Total liabilities	8,548,277	9,037,000	17,585,277
Class A common stock subject to possible redemption	219,367,001	(9,036,998)	210,330,003
Class A common stock	126	215	341
Additional paid-in capital	3,496,371	(3,388,193)	108,178
Retained earnings	1,502,931	3,387,976	4,890,907
Total stockholders’ equity (deficit)	5,000,003	(2)	5,000,001

Statements of Operations

	Three Months Ended March 31, 2020
	As Reported	Adjustments	As Revised
Changes in fair value of warrant liabilities	$-	$6,925,000	$6,925,000
Other income, net	1,257,727	6,925,000	8,182,727
Net income	847,252	6,925,000	7,772,252
Weighted average shares outstanding, basic and diluted	7,003,637	1,588,485	8,592,122
Basic and diluted net income (loss) per common share	$(0.01)	$0.81	$0.80

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Statements of Cash Flows

	Three Months Ended March 31, 2020
	As Reported	Adjustments	As Revised
Net income	$847,252	$6,925,000	$7,772,252
Change in fair value of warrant liabilities	-	(6,925,000)	(6,925,000)
Non-cash investing and financing activities:
Change in value of shares subject to redemption	847,253	6,924,999	7,772,252

Impact of the Restatement – 2019

Balance Sheets

	December 31, 2019
	As Reported	Adjustments	As Revised
Warrant liabilities	$-	$15,962,000	$15,962,000
Total liabilities	8,319,433	15,962,000	24,281,433
Class A common stock subject to possible redemption	218,519,748	(15,961,997)	202,557,751
Class A common stock	125	284	409
Addition paid-in capital	4,343,625	3,536,737	7,880,362
Retained earnings (accumulated deficit)	655,679	(3,537,024)	(2,881,345)
Total stockholders’ equity (deficit)	5,000,004	(3)	5,000,001

Statements of Operations

	For the Period From May 28, 2019 (inception) through December 31, 2019
	As Reported	Adjustments	As Revised
Changes in fair value of warrant liabilities	-	(3,053,000)	(3,053,000)
Issuance costs allocated to warrant liabilities	-	(484,024)	(484,024)
Other income (expense), net	1,214,831	(3,537,024)	(2,322,193)
Net income (loss)	655,679	(3,537,024)	(2,881,345)
Weighted average shares outstanding, basic and diluted	6,075,732	35,752	6,111,484
Basic and diluted net loss per common share	$(0.04)	$(0.57)	$(0.61)

Statements of Cash Flows

	For the Period From May 28, 2019 (inception) through December 31, 2019
	As Reported	Adjustments	As Revised
Operating Activities:
Net income (loss)	$655,679	$(3,537,024)	$(2,881,345)
Change in fair value of warrant liabilities	-	3,053,000	3,053,000
Net cash used in operating activities	(420,945)	(484,024)	(904,969)
Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000	484,024	225,884,024
Net cash provided by financing activities	230,914,073	484,024	231,398,097
Non-cash investing and financing activities:
Initial classification of ordinary shares subject to redemption	217,862,910	(12,909,000)	204,953,910
Change in value of shares subject to redemption	656,838	(3,052,997)	(2,396,159)

Balance Sheets

	September 30, 2019
	As Reported	Adjustments	As Revised
Warrant liabilities	$-	$13,085,000	$13,085,000
Total liabilities	8,125,774	13,085,000	21,210,774
Class A common stock subject to possible redemption	217,950,740	(13,085,000)	204,865,740
Class A common stock	122	253	375
Additional paid-in capital	4,912,636	659,771	5,572,407
Retained earnings (accumulated deficit)	86,668	(660,024)	(573,356)

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Statements of Operations

	Three Months Ended September 30, 2019
	As Reported	Adjustments	As Revised
Changes in fair value of warrant liabilities	-	(176,000)	(176,000)
Issuance costs allocated to warrant liabilities	-	(484,024)	(484,024)
Other income (expense), net	205,420	(660,024)	(454,604)
Net income (loss)	87,761	(660,024)	(572,263)
Weighted average shares outstanding, basic and diluted	5,307,098	228,499	5,535,597
Basic and diluted net income (loss) per common share	$(0.02)	$(0.11)	$(0.13)

Statements of Operations

	For the Period From May 28, 2019 (inception) through September 30, 2019
	As Reported	Adjustments	As Revised
Changes in fair value of warrant liabilities	-	(176,000)	(176,000)
Issuance costs allocated to warrant liabilities	-	(484,024)	(484,024)
Other income (expense), net	205,420	(660,024)	(454,604)
Net income (loss)	86,668	(660,024)	(573,356)
Weighted average shares outstanding, basic and diluted	5,274,301	(760,101)	4,514,200
Basic and diluted net income (loss) per common share	$(0.02)	$(0.14)	$(0.16)

Statements of Cash Flows

	For the Period From May 28, 2019 (inception) through September 30, 2019
	As Reported	Adjustments	As Revised
Operating Activities:
Net income (loss)	$86,668	$(660,024)	$(573,356)
Change in fair value of warrant liabilities	-	176,000	176,000
Net cash used in operating activities	(208,689)	(484,024)	(692,713)
Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000	484,024	225,884,024
Net cash provided by financing activities	230,914,073	484,024	231,398,097
Non-cash investing and financing activities:
Initial classification of ordinary shares subject to redemption	217,862,910	(12,908,991)	204,953,919
Change in value of shares subject to redemption	87,830	(176,009)	(88,179)

Balance Sheets

	September 13, 2019
	As Reported	Adjustments	As Revised
Warrant liabilities	$-	$11,370,000	$11,370,000
Total liabilities	8,084,093	11,370,000	19,454,093
Class A common stock subject to possible redemption	188,912,910	(11,369,991)	177,542,919
Class A common stock	111	114	225
Additional paid-in capital	5,000,477	423,676	5,424,153
Retained earnings (accumulated deficit)	(1,153)	(423,799)	(424,952)
Total stockholders’ equity (deficit)	5,000,010	(9)	5,000,001

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Class A common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). Management’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period-end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, they are recorded at their initial fair value on the date of issuance and subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as a non-cash gain or loss in the statement of operations.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Reconciliation of Net Loss Per Common Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net loss per common share is calculated as follows:

	For the year Ended December 31, 2020	For the Period from May 28, 2019 (inception) through December 31, 2019
Net loss	$(51,960,823)	$(2,881,345)
Less: Income attributable to common stock subject to possible redemption	(723,829)	(848,726)
Adjusted net loss	(52,684,652)	(3,730,070)
Weighted average common shares subject to possible redemption outstanding, basic and diluted	20,151,440	10,207,641
Basic and diluted income per common share subject to possible redemption	0.04	0.08
Weighted average shares outstanding, basic and diluted	8,598,542	6,111,484
Basic and diluted net loss per non-redeemable common share	$(6.13)	$(0.61)

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

Fair Value of Financial Instruments

U.S. GAAP requires disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including cash, accounts receivable, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

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

NOTE 5 — PRIVATE PLACEMENT

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

NOTE 6 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820, Fair Value Measurement, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2020	2019
Assets:
Marketable securities held in Trust Account	1	$232,196,027	$231,214,831
Liabilities:
Public warrant liability	1	$43,470,000	$10,350,000
Private placement warrant liability	2	$24,644,000	$5,612,000

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Initial Measurement

The Company established the initial fair value for the Public Warrants in September 2019 using a Monte Carlo simulation model. The Company established the initial fair value for the Private Warrants in September 2019 using a Black-Scholes-Merton model. The key inputs into the Monte Carlo simulation model for the Public Warrants and Black-Scholes-Merton model for the Private Warrants were as follows at initial measurement:

September 2019 (Initial Measurement)
Exercise price	$11.50
Fair value of Units	$10.04
Contractual term (years)	6
Volatility (annual)	11.00%
Risk-free rate	1.62%

The Company’s use of a Monte Carlo simulation model and Black-Scholes-Merton model required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The expected term was determined to be one year, as the Warrants become exercisable on the later of (i) 30 days after the completion of a business combination and (ii) 12 months from the Initial Public Offering date. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The fair value of the Units, which each consist of one Class A ordinary share and one-half of one Public Warrant, represents the closing price on the measurement date.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 and 2019 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ASTSW. As the transfer of Private Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the volatility of each Private Warrant is equivalent to that of each Public Warrant. As such, the Private Warrants are classified as Level 2.

The following table presents the changes in the fair value of warrant liabilities:

	Public warrant liability	Private placement warrant liability	Warrant liabilities
Balance at May 28, 2019 (inception)	$-	$-	$-
Initial measurement	8,395,000	4,514,000	12,909,000
Changes in fair value	1,955,000	1,098,000	3,053,000
Balance at December 31, 2019	10,350,000	5,612,000	15,962,000
Changes in fair value	33,120,000	19,032,000	52,152,000
Balance at December 31, 2020	43,470,000	24,644,000	68,114,000

Due to the use of quoted prices in an active market (Level 1) and the use of observable inputs for similar assets or liabilities (Level 2) to measure the fair values of the Public Warrants and Private Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $13,085,000 during the period from September 2019, through December 31, 2019.

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 7 — RELATED PARTY TRANSACTIONS

Founder Shares

In June 2019, the Sponsor purchased 3,593,750 shares of Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. On August 23, 2019, the Company effected a stock split resulting in an increase on the total number of shares of Class B common stock outstanding from 3,593,750 to 5,750,000 shares. Subsequent to such stock split, in August 2019, the Sponsor transferred 10,000 Founder Shares to each of Mr. Bradley, the Company’s Chief Financial Officer and, and Messrs. Gannon, Ginsberg and Mazer, the Company’s independent directors. The 5,750,000 Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, 750,000 Founder Shares are no longer subject to forfeiture. The Founder Shares will automatically convert into shares of Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 8.

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

NOTE 8 — COMMITMENTS

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

NOTE 9 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 8,077,085 and 2,842,122 shares of Class A common stock issued and outstanding, excluding 14,922,915 and 20,157,878 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 5,750,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law; provided that only holders of shares of Class B common stock have the right to vote on the election of the Company’s directors prior to the initial Business Combination.

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as- converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

NOTE 10 — WARRANT LIABILITIES

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

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

The warrants contain a settlement alternative which is triggered upon the occurrence of a tender, exchange or redemption offer which has been made to and accepted by more than 50% of the outstanding shares of common stock (other than a tender, exchange, or redemption offer made by the Company in connection with the redemption rights previously discussed). Upon the occurrence of such an event (the “Alternative Issuance”), the holders of the warrants shall be entitled to receive the highest amount of cash, securities, or other property to which such holder would have been entitled as a stockholder if the holder of the warrants had exercised the warrants prior to the expiration of such tender, exchange, or redemption offer and accepted such offer. If an Alternative Issuance were to occur in which a cash tender offer is made by a third party and accepted by 50% or more of outstanding shares of common stock, the warrants would be net cash settled, in an event that is outside of the Company’s control, and for which not all holders of the underlying shares also would receive cash (assuming not all shareholders accepted the tender offer). The presence of this potential settlement alternative precludes the Company from classifying the warrants within stockholders’ equity, regardless of the likelihood of such an event occurring.

As of the issuance of the public warrants in September 2019 in connection with the offering, the Company recorded the public warrants at fair value of $8,395,000 with the remaining consideration received in the offering allocated to stockholders’ equity. The Company incurred $13,260,927 in issuance costs associated with the offering, of which $484,024 was allocated to the public warrants and expensed in the statement of operations in 2019. The remaining issuance costs were allocated to the stockholders’ equity component of the offering and recorded as an offset to additional paid-in capital. As of the issuance of the private placement warrants in September 2019, the Company recorded the warrants at a fair value of $4,514,000, with the difference of $1,586,000 between the issuance price and the fair value, recorded as a capital contribution to additional paid-in capital.

As of December 31, 2020 and 2019, the Company recorded warrant liabilities of $68,114,000 and $15,962,000, respectively, in the balance sheets. For the year ended December 31, 2010 and for the period from May 28, 2019 through December 31, 2019, the Company recognized a loss on the change in the fair value of the warrant liabilities of $52,152,000 and $3,053,000, respectively, in the statements of operations.

NOTE 11 — INCOME TAX

The Company’s net deferred tax liability are as follows:

	Year Ended December 31, 2020	For the Period from May 28, 2019 (inception) through December 31,2019
Deferred tax liability
Unrealized gain on marketable securities	$(9,680)	$(3,611)
Total deferred tax liability	(9,680)	(3,611)
Valuation Allowance	—	—
Deferred tax liability, net of allowance	$(9,680)	$(3,611)

NEW PROVIDENCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The provision for income taxes consists of the following:

	Year Ended December 31, 2020	For the Period from May 28, 2019 (inception) through December 31, 2019
Federal
Current	$159,877	$170,684
Deferred
State and Local	6,069	3,611
Current	—	—
Deferred	—	—
Change in valuation allowance	—	—
Income tax provision	$165,946	$174,295

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	As of December 31,
	2020	2019
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrant liabilities	(21.1%)	(27.4%)
Business Combination expenses	(0.2%)	0.0%
Income tax provision	(0.3%)	(6.4%)

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2020 and 2019 remain open and subject to examination. The Company considers Texas to be a significant state tax jurisdiction.

NOTE 12 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 28, 2021 and on February 18, 2021, the Sponsor agreed to loan the Company $200,000 and $500,000, respectively, for an aggregate of $700,000. The promissory notes (“Notes”) are provided to cover certain expenses related to the business combination. The Notes are non- interest bearing and payable on the earlier of June 30, 2021 or the completion of the Business Combination. As of February 26, 2021, the Company borrowed $300,000 under the Notes.

