Form 10-Q
period 2021-03-31
AST SpaceMobile, Inc.
filed 2021-05-18
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

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

(432) 276-3966
(Registrant’s telephone number, including area code)

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

[ ] Large accelerated filer	[ ] Accelerated filer
[X] Non-accelerated filer	[X] Smaller reporting company
[X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

As of May 17, 2021, there were 51,729,704 shares of Class A common stock, $0.0001 per value, 51,636,922 shares of Class B common stock, $0.0001 par value, and 78,163,078 shares of Class C common stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

On April 6, 2021, New Providence Acquisition Corp., our predecessor company (“NPA”), completed the previously announced business combination pursuant to that certain Equity Purchase Agreement, dated as of December 15, 2020, by and among NPA, AST & Science LLC, a Delaware limited liability company (“AST”), the existing equityholders of AST, New Providence Acquisition Management LLC, a Delaware limited liability company, and Abel Avellan. Immediately, upon the completion of the Business Combination, NPA was renamed AST SpaceMobile, Inc. and AST became a subsidiary of AST SpaceMobile, Inc. As a result of the Business Combination, AST SpaceMobile, Inc. is organized in an “Up-C” structure in which substantially all of the operating assets of AST’s business are held by AST SpaceMobile, Inc., the only assets of which are its equity interests in AST. As of the open of trading on April 7, 2021, the Class A Common Stock and Warrants of AST SpaceMobile, Inc., formerly those of NPA, began trading on The Nasdaq Capital Market (“Nasdaq”) as “ASTS” and “ASTSW,” respectively.

Unless stated otherwise, this report contains information about NPA before the Business Combination.

References to the “Company” in this report refer to NPA before the consummation of the Business Combination or AST SpaceMobile, Inc. after the Business Combination, as the context suggests.

AST SPACEMOBILE, INC.

(FORMERLY KNOWN AS NEW PROVIDENCE ACQUISITION CORP.)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AST SPACEMOBILE, INC.

(FORMERLY KNOWN AS NEW PROVIDENCE ACQUISITION CORP.)

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$50,052,736	$131,151
Prepaid expenses	47,667	23,278
Prepaid income tax	54,439	54,439
Total Current Assets	50,154,842	208,868
Marketable securities held in Trust Account	231,913,996	232,196,027
TOTAL ASSETS	$282,068,838	$232,404,895
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,258,263	$634,286
Promissory note - related party	600,000	-
Total Current Liabilities	1,858,263	634,286
Deferred tax liability	-	9,680
Deposit from investors	50,000,000	-
Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liabilities	66,086,000	68,114,000
Total Liabilities	125,994,263	76,807,966
Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption, 14,982,488 and 14,922,915 shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	151,074,574	150,596,928
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 8,017,512 and 8,077,085 shares issued and outstanding (excluding 14,982,488 and 14,922,915 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	948	941
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020.	575	575
Additional paid-in capital	59,243,594	59,840,653
Accumulated Deficit	(54,245,116)	(54,842,168)
Total Stockholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$282,068,838	$232,404,895

The accompanying notes are an integral part of the unaudited condensed financial statements.

AST SPACEMOBILE, INC.

(FORMERLY KNOWN AS NEW PROVIDENCE ACQUISITION CORP.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Operating costs	$1,434,836	$185,257
Loss from operations	(1,434,836)	(185,257)
Other income:
Changes in fair value of warrant liabilities	2,028,000	6,925,000
Interest income on marketable securities held in Trust Account	21,197	886,099
Unrealized gain on marketable securities held in Trust Account	-	371,628
Other income	2,049,197	8,182,727
Profit before income taxes	614,361	7,997,470
Provision for income taxes	(17,309)	(225,218)
Net Income	$597,052	$7,772,252
Weighted average common shares subject to possible redemption outstanding, basic and diluted	14,922,915	20,157,878
Basic and diluted income per common share subject to possible redemption	$0.00	$0.04
Weighted average shares outstanding, basic and diluted	13,827,085	8,592,122
Basic and diluted net income per non-redeemable common share	$0.04	$0.80

The accompanying notes are an integral part of the unaudited condensed financial statements.

AST SPACEMOBILE, INC.

(FORMERLY KNOWN AS NEW PROVIDENCE ACQUISITION CORP.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021

	Class A common stock		Class B common stock		Additional Paid	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance - December 31, 2020	8,077,085	$941	5,750,000	$575	$59,840,653	$(54,842,168)	$5,000,001
Change in value of Class A common stock subject to possible redemption	(59,573)	7	-	-	(597,059)	-	(597,052)
Net income	-	-	-	-	-	597,052	597,052
Balance – March 31, 2021	8,017,512	$948	5,750,000	$575	$59,243,594	$(54,245,116)	$5,000,001

THREE MONTHS ENDED MARCH 31, 2020

	Class A common stock		Class B common stock		Additional Paid	(Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	in Capital	Deficit) Retained Earnings	Equity
Balance - December 31, 2019	2,842,122	$409	5,750,000	$575	$7,880,362	$(2,881,345)	$5,000,001
Change in value of Class A common stock subject to possible redemption	(691,202)	(68)	-	-	(7,772,184)	-	(7,772,252)
Net income	-	-	-	-	-	7,772,252	7,772,252
Balance – March 31, 2020	2,150,920	$341	5,750,000	$575	$108,178	$4,890,907	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

AST SPACEMOBILE, INC.

(FORMERLY KNOWN AS NEW PROVIDENCE ACQUISITION CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

Cash Flows from Operating Activities:
Net income	597,052	7,772,252
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on securities held in Trust Account	(21,197)	(886,099)
Unrealized loss on securities held in Trust Account	-	(371,628)
Deferred income provision (benefit)	(9,680)	74,431
Change in fair value of warrant liabilities	(2,028,000)	(6,925,000)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(24,389)	(9,016)
Accounts payable and accrued expenses	623,977	3,626
Income tax payable	-	150,787
Net cash used in operating activities	(862,237)	(190,647)

Cash Flows from Investing Activities:
Interest withdrawn for tax payments	303,228	217,146
Net cash used in investing activities	303,228	217,146

Cash Flows from Financing Activities:
Proceeds from Investors due to PIPE Financing	50,000,000	-
Proceeds from promissory note - related party	600,000	-
Redemption of Common Shares	(119,406)	-
Net cash provided by financing activities	50,480,594	-

Net Change in Cash	49,921,585	26,499
Cash – Beginning	131,151	493,128
Cash – Ending	$50,052,736	$519,627

Supplemental cash flow information:
Cash paid for income taxes	$26,989	$-

Non-cash investing and financing activities:
Change in value of shares subject to redemption	$477,646	$7,772,252

The accompanying notes are an integral part of the unaudited condensed financial statements.

AST SPACEMOBILE, INC.

(FORMERLY KNOWN AS NEW PROVIDENCE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 1 — Description of Organization and Business Operations

As of March 31, 2021, New Providence Acquisition Corp., a Delaware corporation (“NPA”, or the “the Company”), our predecessor, was a blank check company incorporated in Delaware on May 28, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On April 6, 2021 (the “Closing Date”), NPA completed the previously announced business combination (the “Business Combination”) pursuant to that certain Equity Purchase Agreement, dated as of December 15, 2020 (the “Equity Purchase Agreement”), by and among NPA, AST & Science LLC, a Delaware limited liability company (“AST”), the existing equityholders of AST, New Providence Acquisition Management LLC, a Delaware limited liability company (“Sponsor”), and Abel Avellan. Immediately, upon the completion of the Business Combination, NPA was renamed AST SpaceMobile, Inc. and AST became a subsidiary of the AST SpaceMobile, Inc. The Business Combination is documented in greater detail at Note 10.

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, the Business Combination. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on September 10, 2019. On September 13, 2019, the Company completed the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company completed the sale of 5,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to New Providence Management LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $5,500,000, which is described in Note 4.

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

On September 19, 2019, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company completed the sale of an additional 3,000,000 Units at $10.00 per Unit and the sale of an additional 600,000 Private Placement Warrants at $1.00 per Private Placement Warrant, generating total gross proceeds of $30,600,000. Following the closing, an additional $30,000,000 of net proceeds was deposited into the Trust Account, resulting in $230,000,000 held in the Trust Account.

Transaction costs incurred in connection with the Initial Public Offering amounted to $13,260,927, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $610,927 of other offering costs.

AST SPACEMOBILE, INC.

(FORMERLY KNOWN AS NEW PROVIDENCE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Company’s Certificate of Incorporation provides for the Company to have until March 15, 2021 (the “Combination Period”) to complete a Business Combination or obtain a Charter Extension from Shareholders. A Charter Extension was proposed and adopted at the Annual Meeting on March 12, 2021, amending the Existing Certificate of Incorporation to extend the March 15, 2021 deadline for completing a business combination to June 15, 2021. On April 6, 2021, the Company completed the previously announced Business Combination, which is discussed in greater detail at Note 10.

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

AST SPACEMOBILE, INC.

(FORMERLY KNOWN AS NEW PROVIDENCE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 6, 2021, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

AST SPACEMOBILE, INC.

(FORMERLY KNOWN AS NEW PROVIDENCE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Cash and Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. During the three months ended March 31, 2021, the Company withdrew $303,228 of interest earned on the Trust Account to pay its franchise and income taxes.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

AST SPACEMOBILE, INC.

(FORMERLY KNOWN AS NEW PROVIDENCE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Net Income Per Common Share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2021 and 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,600,000 shares of common stock. As a result, diluted income per common share is the same as basic income per common share for the periods presented.

Reconciliation of Net Income Per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted income per common share is calculated as follows:

	For the Three Months Ended
	March 31 2021	March 31 2020
Net income	597,052	7,772,252
Less: Income attributable to common stock subject to possible redemption	27,616	890,626
Adjusted net income	569,436	6,881,626
Weighted average common shares subject to possible redemption outstanding, basic and diluted	14,922,915	20,157,878
Basic and diluted income per common share subject to possible redemption	0.00	0.04
Weighted average non-redeemable common shares outstanding, basic and diluted	13,827,085	8,592,122
Basic and diluted net loss per non-redeemable common share	0.04	0.80

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

AST SPACEMOBILE, INC.

(FORMERLY KNOWN AS NEW PROVIDENCE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one warrant (“Public Warrant”). On September 19, 2019, in connection with the underwriters’ exercise of the over-allotment option in full, the Company sold an additional 3,000,000 Units at a price of $10.00 per Unit. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 8).

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

Note 5 — Fair Value Measurement

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2021	2020
Assets:
Marketable securities held in Trust Account	1	$231,913,996	$232,196,027
Liabilities:
Public warrant liability	1	$40,710,000	$43,470,000
Private placement warrant liability	2	$25,376,000	$24,644,000

The Public Warrants as of March 31, 2021 and December 31, 2020 are classified as Level 1 due to the use of an observable market quote in an active market under the ticker ASTSW.

The Private Warrants are valued using a Black-Scholes-Merton Model. As of March 31, 2021 and December 31, 2020 the Private Warrants are classified as Level 2 as the transfer of Private Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. For this reason, the Company determined that the volatility of each Private Warrant is equivalent to that of each Public Warrant.

The Company’s Black-Scholes-Merton model to value Private Warrants required the use of the following subjective assumptions inputs:

●	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The expected term was determined to be one year, as the Warrants become exercisable on the later of (i) 30 days after the completion of a business combination and (ii) 12 months from the Initial Public Offering date. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The expected volatility assumption was based on the implied volatility of the Company’s publicly-traded warrants.

Note 6 — Related Party Transactions

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

The 5,750,000 Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, 750,000 Founder Shares are no longer subject to forfeiture. The Founder Shares will automatically convert into shares of Class A common stock upon completion of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 8.

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

Promissory Note – Related Party

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on September 13, 2019 through the earlier of the Company’s completion of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support services. For the three months ended March 31, 2021 and 2020, the Company incurred $30,000 and $30,000, respectively, in fees for these services. As of March 31, 2021 and December 31, 2020, $10,000 and $30,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets, respectively.

AST SPACEMOBILE, INC.

(FORMERLY KNOWN AS NEW PROVIDENCE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On January 28, 2021 and on February 18, 2021, the Sponsor agreed to loan the Company $200,000 and $500,000 for an aggregate of $700,000, respectively. The promissory notes (“Notes”) are provided to cover certain expenses related to the business combination. The Notes are non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the Business Combination. As of March 31, 2021, the Company borrowed $600,000 under the Notes.

Note 7 — Commitments

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

Underwriting Agreement

The underwriters of the Initial Public Offering are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. Up to 40% of such amount (or $3,220,000) may be paid at the sole discretion of the Company’s management team to the underwriters in the allocations determined by the management team and/or to third parties not participating in the Initial Public Offering (but who are members of FINRA) that assist the Company in completing a Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

AST SPACEMOBILE, INC.

(FORMERLY KNOWN AS NEW PROVIDENCE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Concurrently with the Equity Purchase Agreement, the Company entered into various subscription agreements (the “Subscription Agreements”) with certain third-party investors wherein the investors have committed to make private investments in public equity (“PIPE”) in the form of Class A Common Stock in an aggregate amount of $230 million (the “PIPE Investment”). In exchange for the PIPE Investment, these “PIPE Investors” will receive an aggregate of 23 million shares of Class A Common Stock.

The Equity Purchase Agreement contains customary representations, warranties and covenants by the parties thereto and the Closing is subject to certain conditions as further described in the Equity Purchase Agreement.

Upon closing the business combination, the Company and AST anticipate incurring transaction costs to investment bankers, attorneys and other service providers.

In anticipation of a proxy vote to approve the AST Business Combination, certain PIPE Investors deposited $50,000,000 into the Company’s operating account. As such, these funds are presented as a liability (Deposit from investors) within the balance sheet as an offset to the increase in cash.

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 8,017,512 and 8,077,085 shares of Class A common stock issued and outstanding, excluding 14,982,488 and 14,922,915 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

Note 9 — Warrant Liabilities

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

AST SPACEMOBILE, INC.

(FORMERLY KNOWN AS NEW PROVIDENCE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceed, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

As of March 31, 2021 and December 31, 2020, the Company recorded warrant liabilities of $66,086,000 and $68,114,000, respectively, in the balance sheets. For the three months ended March 31, 2021 and 2020, the Company recognized a gain on the change in the fair value of the warrant liabilities of $2,028,000 and $6,925,000, respectively, in the statements of operations.

AST SPACEMOBILE, INC.

(FORMERLY KNOWN AS NEW PROVIDENCE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 6, 2021, the Closing Date, NPA completed the previously announced business combination pursuant to that certain Equity Purchase Agreement, by and among NPA, AST, the existing equityholders of AST, New Providence Acquisition Management LLC, a Delaware limited liability company (“Sponsor”), and Abel Avellan. As contemplated by the Equity Purchase Agreement (a) NPA was appointed as the managing member of AST and AST became a subsidiary of NPA; (b) NPA changed its name to “AST SpaceMobile, Inc.”; (c) immediately prior to the closing of the Business Combination, all then-outstanding shares of Class B common stock, par value $0.0001 per share, of NPA (“NPA Class B Common Stock”) held by Sponsor (the “Sponsor Stock”) converted into shares of Class A common stock, par value $0.0001 per share, of NPA (“NPA Class A Common Stock”) immediately prior to the Business Combination; (d) each share of NPA Class A Common Stock, including those converted as described in (c) above, was converted into one share of Class A common stock, par value $0.0001 per share, of the Company (“Class A Common Stock”), and each warrant of NPA (an “NPA Warrant”) was converted into one warrant of the Company (a “Warrant”); (e) AST restructured its capitalization, appointed the Company as its managing member and issued to the Company 51,729,704 units of ownership interest in AST (the “AST Common Units”), which entitle the holder to the distributions, allocations, and other rights under the Fifth Amended and Restated Limited Liability Company Operating Agreement of AST (the “A&R Operating Agreement”), in exchange for which AST received approximately $227.0 million remaining in NPA’s trust account following (i) the $4.8 million payment of deferred underwriting commissions (ii) $0.2 million of redemptions made in connection with NPA’s special meeting of stockholders relating to the transactions contemplated by the Equity Purchase Agreement (the “Special Meeting”) and NPA’s annual meeting of stockholders to approve, among other things, a charter amendment to extend the date by which it had to complete an initial business combination and (iii) the repayment of a $0.6 million related party loan between the Sponsor and NPA; (f) AST issued to the Company warrants to purchase up to 17,600,000 AST Common Units; (g); certain investors (the “PIPE Investors”) purchased 23,000,000 shares of Class A Common Stock; (h) the Company issued 51,636,922 shares of Class B common stock, par value $0.0001 per share, of the Company, which carries one vote per share but no economic rights (“Class B Common Stock”) to the Existing AST Equityholders (other than Avellan); and (i) the Company issued 78,163,078 shares of Class C common stock, par value $0.0001 per share, of the Company, which carries ten votes per share but no economic rights (“Class C Common Stock”) to Avellan (the transactions referred to in clauses (a) through (i), collectively, the “Business Combination”).

As a result of the Business Combination, the Company is organized in an “Up-C” structure in which substantially all of the operating assets of AST’s business are held by AST, and the Company’s only assets are its equity interests in AST.

As of the open of trading on April 7, 2021, the Class A Common Stock and Warrants of AST SpaceMobile, Inc., formerly those of NPA, began trading on The Nasdaq Capital Market (“Nasdaq”) as “ASTS” and “ASTSW,” respectively.

In connection with the Business Combination, holders of 8,460 shares of NPA Class A Common Stock exercised their rights to redeem those shares for cash at an approximate price of $10.09 per share, for an aggregate of approximately $85,348, which was paid to such holders on the Closing Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to AST SPACEMOBILE, INC. (formerly known as New Providence Acquisition Corp.). References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to New Providence Management LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” for the purposes of federal securities laws that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on May 28, 2019 and as of March 31, 2021, we were still operating with for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

On April 6, 2021 (the “Closing Date”), we completed the previously announced business combination pursuant to that certain Equity Purchase Agreement, dated as of December 15, 2020 (the “Equity Purchase Agreement”), by and among NPA, AST & Science LLC, a Delaware limited liability company (“AST”), the existing equityholders of AST, New Providence Acquisition Management LLC, a Delaware limited liability company (“Sponsor”), and Abel Avellan. Immediately, upon the completion of the Business Combination, NPA was renamed AST SpaceMobile, Inc. and AST became a subsidiary of the AST SpaceMobile, Inc.

We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

As indicated in the accompanying financial statements, at March 31, 2021 and December 31, 2020, we had $50,052,736 and $131,151 in cash, respectively, and working capital of $48,292,140 and a working capital deficit of $337,484, respectively, which excludes prepaid income taxes and franchise taxes payable as the net amounts can be paid from the interest earned in the trust account, respectively.

Recent Developments

On April 6, 2021 the Closing Date, NPA, completed the previously announced business combination pursuant to that certain Equity Purchase Agreement, by and among NPA, AST, the existing equityholders of AST, New Providence Acquisition Management LLC, a Delaware limited liability company (“Sponsor”), and Abel Avellan. As contemplated by the Equity Purchase Agreement (a) NPA was appointed as the managing member of AST and AST became a subsidiary of NPA; (b) NPA changed its name to “AST SpaceMobile, Inc.”; (c) immediately prior to the closing of the Business Combination, all then-outstanding shares of Class B common stock, par value $0.0001 per share, of NPA (“NPA Class B Common Stock”) held by Sponsor (the “Sponsor Stock”) converted into shares of Class A common stock, par value $0.0001 per share, of NPA (“NPA Class A Common Stock”) immediately prior to the Business Combination; (d) each share of NPA Class A Common Stock, including those converted as described in (c) above, was converted into one share of Class A common stock, par value $0.0001 per share, of the Company (“Class A Common Stock”), and each warrant of NPA (an “NPA Warrant”) was converted into one warrant of the Company (a “Warrant”); (e) AST restructured its capitalization, appointed the Company as its managing member and issued to the Company 51,729,704 units of ownership interest in AST (the “AST Common Units”), which entitle the holder to the distributions, allocations, and other rights under the Fifth Amended and Restated Limited Liability Company Operating Agreement of AST (the “A&R Operating Agreement”), in exchange for which AST received approximately $227.0 million remaining in NPA’s trust account following (i) the $4.8 million payment of deferred underwriting commissions (ii) $0.2 million of redemptions made in connection with NPA’s special meeting of stockholders relating to the transactions contemplated by the Equity Purchase Agreement (the “Special Meeting”) and NPA’s annual meeting of stockholders to approve, among other things, a charter amendment to extend the date by which it had to complete an initial business combination and (iii) the repayment of a $0.6 million related party loan between the Sponsor and NPA; (f) AST issued to the Company warrants to purchase up to 17,600,000 AST Common Units; (g); certain investors (the “PIPE Investors”) purchased 23,000,000 shares of Class A Common Stock; (h) the Company issued 51,636,922 shares of Class B common stock, par value $0.0001 per share, of the Company, which carries one vote per share but no economic rights (“Class B Common Stock”) to the Existing AST Equityholders (other than Avellan); and (i) the Company issued 78,163,078 shares of Class C common stock, par value $0.0001 per share, of the Company, which carries ten votes per share but no economic rights (“Class C Common Stock”) to Avellan (the transactions referred to in clauses (a) through (i), collectively, the “Business Combination”).

As a result of the Business Combination, the Company is organized in an “Up-C” structure in which substantially all of the operating assets of AST’s business are held by AST, and the Company’s only assets are its equity interests in AST.

As of the open of trading on April 7, 2021, the Class A Common Stock and Warrants of AST SpaceMobile, Inc., formerly those of NPA, began trading on The Nasdaq Capital Market (“Nasdaq”) as “ASTS” and “ASTSW,” respectively.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of $597,052, which consisted of interest income on marketable securities held in the trust account of $21,197, changes in fair value of warrant liabilities of $2,028,000, offset by operating costs of $1,434,836 and a provision for income taxes of $17,309.

For the three months ended March 31, 2020, we had net income of $7,772,252, which consisted of interest income on marketable securities held in the trust account of $886,099, changes in fair value of warrant liabilities of $6,925,000, and an unrealized gain on marketable securities held in our trust account of $371,628, offset by operating costs of $185,257 and a provision for income taxes of $225,218.

Liquidity and Capital Resources

On September 13, 2019, we completed the Initial Public Offering of 20,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 5,500,000 Private Placement Warrants to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $5,500,000.

On September 19, 2019, in connection with the underwriters’ full exercise of their over-allotment option, we completed the sale of an additional 3,000,000 Units and the sale of an additional 600,000 Private Placement Warrants, generating total gross proceeds of $30,600,000.

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $230,000,000 was placed in the Trust Account. We incurred $13,260,927 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $610,927 of other costs.

As of March 31, 2021, we had marketable securities held in the Trust Account of $231,913,996 (including $21,197 of interest income) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the three months ended March 31, 2021, we withdrew $303,228 of interest earned on the Trust Account to pay our franchise and income taxes.

Cash was $50,052,736 as of March 31, 2021 as a result of an early deposit of $50,000,000 into our operating account by certain private investment of public entity investors (“PIPE Investors”). In anticipation of a proxy vote to approve the AST Business Combination, certain PIPE Investors made the deposit in advance of the merger being approved. Although cash in our operating account increased by the early deposit, we also recorded a corresponding offset to Deposit from investors within liabilities recorded on our balance sheet.

For the three months ended March 31, 2021, cash used in operating activities was $862,237. Net income of $597,052 was affected by interest earned on marketable securities held in the Trust Account of $21,197, a $2,028,000 gain on the change in fair value of the warrant liability, a deferred tax benefit of $9,680 and changes in operating assets and liabilities, which provided $599,588 of cash.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

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

Net Income Per Share of Common Stock

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

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

The Public Warrants as of March 31, 2021 and December 31, 2020 are classified as Level 1 due to the use of an observable market quote in an active market under the ticker ASTSW.

The Private Warrants are valued using a Black-Scholes-Merton Model. As of March 31, 2021 and December 31, 2020 the Private Warrants are classified as Level 2 as the transfer of Private Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. For this reason, the Company determined that the volatility of each Private Warrant is equivalent to that of each Public Warrant.

The Company’s Black-Scholes-Merton model to value Private Warrants required the use of the following subjective assumptions inputs:

●	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
●	The expected term was determined to be one year, as the Warrants become exercisable on the later of (i) 30 days after the completion of a business combination and (ii) 12 months from the Initial Public Offering date. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
●	The expected volatility assumption was based on the implied volatility of the Company’s publicly-traded warrants.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon the framework in “Internal Control – Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. On March 1, 2021, we filed our Annual Report on Form 10-K for the year ended December 31, 2020. At that time, our then principal executive and financial officers had performed an evaluation and concluded that our internal control over financial reporting was effective as of December 31, 2020. Subsequent to performing that evaluation, our management, including our current principal executive and financial officers, concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, due to a material weakness in our internal control over financial reporting, described below, related to mistakes in our accounting for warrants issued in connection with the September 2019 initial public offering.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

The aforementioned material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital and accumulated deficit for the periods under audit within our Annual Report on Form 10-K for the year ended December 31, 2020. The mistake in classification was brought to our attention on the date that the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in September 2019.

In response to this material weakness, we have filed an amended 10-K/A and we have committed significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Specifically, we plan to provide enhanced access to accounting literature and research materials and consult with third party professionals regarding complex accounting matters. The elements of our remediation plan can only be accomplished over time, and we cannot guarantee that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements, as described above, management identified a material weakness in internal controls related to the accounting of our warrants. As disclosed above, the Company has committed significant effort and resources to the remediation and improvement of our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently party to any material legal proceedings. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Registration Statement on Form S-1 and supporting financial statements therein filed with the SEC on May 6, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed within the Risk Factors section of our Registration Statement on Form S-1 filed with the SEC.

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

On September 13, 2019, we completed the Initial Public Offering of 23,000,000 Units, inclusive of 3,000,000 Units sold on September 19, 2019 pursuant to the underwriters exercising their over-allotment option. The Units sold in the Initial Public Offering, including pursuant to the over-allotment option, were sold at an offering price of $10.00 per unit, generating total gross proceeds of $230,000,000. BTIG, LLC acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-233449). The Securities and Exchange Commission declared the registration statement effective on September 10, 2019.

Simultaneous with the completion of the Initial Public Offering, we completed the private placement of an aggregate of 5,500,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $5,500,000. Thereafter, the Company completed the sale of an additional 600,000 Private Placement Warrants at a price of $1.00 per warrant, generating total proceeds of $600,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of AST SpaceMobile, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
3.2	Amended and Restated Bylaws of AST SpaceMobile, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AST SPACEMOBILE, INC. (formerly known as New Providence Acquisition Corp.)

Date: May 18, 2021	By:	/s/ Abel Avellan
	Name:	Abel Avellan
	Title:	Chairman and Chief Executive Officer
Principal Executive Officer

Date: May 18, 2021	By:	/s/ Tom Severson
	Name:	Tom Severson
	Title:	Chief Operating Officer and Chief Financial Officer
Principal Financial Officer

