Form 10-Q
period 2021-06-30
AST SpaceMobile, Inc.
filed 2021-08-16
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of August 13, 2021, there were 51,729,704 shares of Class A common stock, $0.0001 per value, 51,636,922 shares of Class B common stock, $0.0001 par value, and 78,163,078 shares of Class C common stock, $0.0001 par value, issued and outstanding.

AST SPACEMOBILE, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands, except per share data)

	June 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$402,612	$42,777
Accounts receivable	1,273	2,081
Inventory	3,655	2,591
Prepaid expenses	5,578	1,249
Other current assets	1,474	2,234
Total current assets	414,592	50,932

Property and equipment:
BlueWalker 3 Satellite - construction in progress	38,659	27,013
Property and equipment, net	15,657	10,057
Total property and equipment, net	54,316	37,070

Other non-current assets:
Operating lease right-of-use assets, net	6,661	7,045
Intangible assets, net	398	526
Goodwill	3,792	3,912
Other assets and deposits	2,891	160
Total other non-current assets, net	13,742	11,643

TOTAL ASSETS	$482,650	$99,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,284	$4,990
Accrued expenses and other current liabilities	3,746	4,222
Deferred revenue	5,104	3,401
Current operating lease liabilities	470	504
Total current liabilities	15,604	13,117

Warrant liabilities	115,509	-
Non-current operating lease liabilities	6,340	6,541
Total liabilities	137,453	19,658

Commitments and Contingencies (Note 6)

Stockholders’ Equity
Preferred stock, $.0001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2021	-	-
Class A common stock, $.0001 par value, 800,000,000 shares authorized, 51,729,704 shares issued and outstanding as of June 30, 2021	5	-
Class B common stock, $.0001 par value, 200,000,000 shares authorized, 51,636,922 shares issued and outstanding as of June 30, 2021	5	-
Class C common stock, $.0001 par value, 125,000,000 shares authorized, 78,163,078 shares issued and outstanding as of June 30, 2021	8	-
Additional paid-in capital	168,297	-
Common equity (pre-combination)	-	117,573
Accumulated other comprehensive loss	(373)	(168)
Accumulated deficit	(71,466)	(39,908)
Noncontrolling interest	248,721	2,490
Total stockholders’ equity	345,197	79,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$482,650	$99,645

See accompanying notes to the condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$2,773	$402	$3,735	$1,175

Cost of sales (exclusive of items shown separately below)	(1,112)	(772)	(2,019)	(1,801)

Gross profit (loss)	1,661	(370)	1,716	(626)

Operating expenses:
Engineering services	6,321	2,775	11,978	4,924
General and administrative costs	9,157	2,635	14,693	4,813
Research and development costs	9,052	-	9,356	43
Depreciation and amortization	567	185	1,182	305
Total operating expenses	25,097	5,595	37,209	10,085

Other income and expense:
Changes in fair value of warrant liabilities	(41,677)	-	(41,677)	-
Interest income	6	17	8	53
Interest expense	-	13	-	(9)
Other expense, net	(6)	(3)	(36)	(6)
Total other (expense) income	(41,677)	27	(41,705)	38

Loss before income tax expense	(65,113)	(5,938)	(77,198)	(10,673)
Income tax expense	(56)	-	(57)	-
Net loss	(65,169)	(5,938)	(77,255)	(10,673)

Add: Net loss attributable to noncontrolling interests	45,191	349	45,697	677
Net loss attributable to common shareholders	$(19,978)	$(5,589)	$(31,558)	$(9,996)

Basic and diluted net loss per share(1)	$(0.39)	N/A	$(0.39)	N/A

Basic and diluted weighted-average shares used in computing net loss per share(1)	51,729,704	N/A	51,729,704	N/A

(1)	Earnings per share information has not been presented for periods prior to the Business Combination (as defined in Note 1), as it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements. Refer to Note 12 for further information.

See accompanying notes to the condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net loss	$(65,169)	$(5,938)	$(77,255)	$(10,673)
Other comprehensive loss
Foreign currency translation adjustments	(16)	(212)	(281)	(40)
Total other comprehensive loss	(16)	(212)	(281)	(40)
Total comprehensive loss	(65,185)	(6,150)	(77,536)	(10,713)
Add: Comprehensive loss attributable to noncontrolling interest	45,199	463	45,773	689
Comprehensive loss attributable to common shareholders	$(19,986)	$(5,687)	$(31,763)	$(10,024)

See accompanying notes to the condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands, except per share data)

Three Months Ended June 30, 2021

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in	Common Equity (Pre-Combination)		Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Values	Shares	Values	Shares	Values	Capital	Shares	Values	Loss	Deficit	Interest	Equity

Balance, March 31, 2021 (1)	-	$-	-	$-	-	$-	-	129,800,000	$117,943	$(365)	(51,488)	1,916	$68,006
Recapitalization transaction, net of transaction costs of $45.7 million	51,729,704	5	51,636,922	5	78,163,078	8	168,234	(129,800,000)	(117,943)	-	-	291,811	342,120
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	256	256
Adjustment to Noncontrolling interest upon issuance of Incentive Units at AST LLC	-	-	-	-	-	-	63	-	-	-	-	(63)	-
Unrealized foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(8)	-	(8)	(16)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	(19,978)	(45,191)	(65,169)
Balance, June 30, 2021	51,729,704	$5	51,636,922	$5	78,163,078	$8	$168,297	-	$-	$(373)	$(71,466)	$248,721	$345,197

Six Months Ended June 30, 2021

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in	Common Equity (Pre-Combination)		Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Values	Shares	Values	Shares	Values	Capital	Shares	Values	Loss	Deficit	Interest	Equity

Balance, December 31, 2020 (1)	-	$-	-	$-	-	$-	-	129,800,000	$117,573	$(168)	(39,908)	2,490	$79,987
Stock-based compensation pre Business Combination	-	-	-	-	-	-	-	-	370	-	-	-	370
Recapitalization transaction, net of transaction costs of $45.7 million	51,729,704	5	51,636,922	5	78,163,078	8	168,234	(129,800,000)	(117,943)	-	-	291,811	342,120
Adjustment to Noncontrolling interest upon issuance of Incentive Units at AST LLC	-	-	-	-	-	-	63	-	-	-	-	(63)	-
Stock-based compensation post Business Combination	-	-	-	-	-	-	-	-	-	-	-	256	256
Unrealized foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(205)	-	(76)	(281)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	(31,558)	(45,697)	(77,255)
Balance, June 30, 2021	51,729,704	$5	51,636,922	$5	78,163,078	$8	$168,297	-	$-	$(373)	$(71,466)	$248,721	$345,197

Three Months Ended June 30, 2020

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in	Common Equity (Pre-Combination)		Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Values	Shares	Values	Shares	Values	Capital	Shares	Values	Loss	Deficit	Interest	Equity

Balance, March 31, 2020 (1)	-	$-	-	$-	-	$-	$-	129,787,819	$117,203	$(259)	$(20,254)	$2,387	$99,077
Stock-based compensation	-	-	-	-	-	-	-	-	147	-	-	-	147
Unrealized foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(98)	-	(114)	(212)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	(5,589)	(349)	(5,938)
Balance, June 30, 2020	-	$-	-	$-	-	$-	$-	129,787,819	$117,350	$(357)	$(25,843)	$1,924	$93,074

Six Months Ended June 30, 2020

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in	Common Equity (Pre-Combination)		Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Values	Shares	Values	Shares	Values	Capital	Shares	Values	Loss	Deficit	Interest	Equity

Balance, December 31, 2019 (1)	-	$-	-	$-	-	$-	$-	100,905,894	$43,312	$(329)	$(15,847)	$2,613	$29,749
Issuance of Series B Convertible Preferred Stock, net of issuance costs of $5,958	-	-	-	-	-	-	-	28,881,925	73,870	-	-	-	73,870
Stock-based compensation	-	-	-	-	-	-	-	-	168	-	-	-	168
Unrealized foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(28)	-	(12)	(40)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	(9,996)	(677)	(10,673)
Balance, June 30, 2020	-	$-	-	$-	-	$-	$-	129,787,819	$117,350	$(357)	$(25,843)	$1,924	$93,074

(1)	Previously reported amounts have been adjusted for the retroactive application of the recapitalization related to the Business Combination. Refer to Note 3 for further information.

See accompanying notes to the condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(77,255)	$(10,673)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,074	200
Amortization of intangible assets	108	105
Change in fair value of warrant liabilities	41,677	-
Change in the carrying amount of right-of-use assets	371	141
Stock-based compensation	598	168
Changes in operating assets and liabilities:
Accounts receivable	748	(323)
Prepaid expenses and other current assets	(3,519)	(674)
Inventory	(1,163)	(743)
Accounts payable and accrued expenses	112	736
Operating lease liabilities	(220)	(141)
Deferred revenue	1,828	1,838
Other assets and liabilities	(2,731)	(23)
Net cash used in operating activities	(38,372)	(9,389)

Cash flows from investing activities:
Purchase of property and equipment	(6,998)	(1,269)
BlueWalker 3 Satellite - construction in process	(11,600)	(8,008)
Net cash used in investing activities	(18,598)	(9,277)

Cash flows from financing activities:
Proceeds from Business Combination	456,420	-
Direct and incremental costs incurred for the Business Combination	(39,542)	-
Repayment for founder bridge loan	-	(1,750)
Proceeds from issuance of Series B Preferred Stock	-	79,833
Issuance costs from issuance of Series B Preferred Stock	-	(7,745)
Net cash provided by financing activities	416,878	70,338

Effect of exchange rate changes on cash	(73)	(42)

Net increase in cash and cash equivalents	359,835	51,630
Cash and cash equivalents, beginning of period	42,777	26,498
Cash and cash equivalents, end of period	$402,612	$78,128

Supplemental disclosure of cash flow information:
Non-cash investing activities:
Purchases of construction in process in accounts payable	$1,813	$945
Purchases of property and equipment in accounts payable	517	219
Right-of-use assets obtained in exchange for operating lease liabilities as of January 1, 2020 upon adoption of ASC 842	-	6,472

See accompanying notes to the condensed consolidated financial statements

AST SPACEMOBILE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

1.    Organization and Nature of Operations

AST SpaceMobile, Inc., collectively with its subsidiaries (“SpaceMobile” or the “Company”), is an innovative satellite designer and manufacturer. SpaceMobile is currently in the process of assembling, integrating, and testing its BlueWalker 3 (“BW3”) test satellite and the design and development for the SpaceMobile constellation satellites in advance of manufacturing and launching the first space-based global cellular broadband network distributed through a constellation of Low Earth Orbit Satellites (the “AST Satellite Constellation”). Once deployed and operational, the AST Satellite Constellation will provide connectivity directly to standard/unmodified cellular phones or any 2G/3G/4G LTE and 5G enabled device (the “SpaceMobile Service”). At that point, we intend to offer the SpaceMobile Service to cellular subscribers and others through wholesale commercial roaming agreements with cellular service providers on a global basis. The Company operates from six locations that include its corporate headquarters and 85,000 square foot satellite assembly, integrating and testing facility in Midland, Texas, and engineering and development offices located in Maryland, Spain, the United Kingdom, and Israel. In addition, its 51% owned and controlled subsidiary, NanoAvionika (“Nano”), is located in Lithuania.

On April 6, 2021 (the “Closing Date”), the Company completed a business combination (“Business Combination”) pursuant to that certain equity purchase agreement, dated as of December 15, 2020 (the “Equity Purchase Agreement”), by and among AST & Science LLC (“AST LLC”), New Providence Acquisition Corp. (“NPA”), the existing equityholders of AST LLC, New Providence Acquisition Management LLC, a Delaware limited liability company (“Sponsor”), and Mr. Abel Avellan. Immediately, upon the completion of the Business Combination, NPA was renamed AST SpaceMobile, Inc. and AST LLC became a subsidiary of the AST SpaceMobile, Inc. The Business Combination is documented in greater detail in Note 3.

Following the consummation of the Business Combination (the “Closing”), the combined company is organized in an “Up-C” structure in which the business of AST LLC and its subsidiaries is held by AST SpaceMobile, Inc. and will continue to operate through the subsidiaries of AST LLC, and in which SpaceMobile’s only direct assets will consist of equity interests in AST LLC. The Company’s common stock and warrants are now listed on the Nasdaq Capital Market under the symbols “ASTS” and “ASTSW”, respectively. As the managing member of AST LLC, SpaceMobile will have full, exclusive and complete discretion to manage and control the business of AST LLC and to take all action it deems necessary, appropriate, advisable, incidental, or convenient to accomplish the purposes of AST LLC and, accordingly, the financial statements will be prepared on a consolidated basis with SpaceMobile.

There continues to be uncertainties regarding the pandemic of the novel coronavirus (“COVID-19”), and the Company is closely monitoring the impact of COVID-19 on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, and business partners. Any estimates made herein may change as new events occur and additional information is obtained, and actual results could differ materially from any estimates made herein under different assumptions or conditions. The Company has evaluated the impact of the COVID-19 pandemic for the period ended June 30, 2021 and has not realized a material impact to the Company’s technology development efforts or operations. The Company is unable to predict the impact that COVID-19 may have on its financial position and operations moving forward due to the numerous uncertainties. The Company will continue to assess the evolving impact of COVID-19.

2.     Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The consolidated financial statements include the accounts of AST SpaceMobile, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation. The December 31, 2020 balances reported herein are derived from the audited consolidated financial statements of AST LLC. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the condensed consolidated financial statements.

Pursuant to the Business Combination, the transaction between the Company and AST LLC was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, NPA was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of AST LLC issuing stock for the net assets of the Company, accompanied by a recapitalization. The net assets of AST LLC are stated at historical cost and net assets of NPA are stated at fair value, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Business Combination are those of AST LLC. The shares and corresponding capital amounts prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Equity Purchase Agreement.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2020 contained in our Form 8-K dated April 12, 2021. The results of operations for the periods presented are not indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or other future year.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, useful lives assigned to property and equipment, the fair values of Warrant liabilities, valuation and potential impairment of goodwill, intangible assets, and long-lived assets, and equity-based compensation expense. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company’s cash consists of cash maintained within standard bank accounts at FDIC insured financial institutions. The Company’s cash equivalents consist of short-term money market funds. The Company considers all highly liquid investments with a maturity date of 90 days or less at the date of purchase to be cash equivalents.

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

Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined by the first-in first-out (FIFO) method. The cost of work-in-progress comprises raw materials, satellite componentry, direct labor, and other direct engineering costs. No reserve for excess and/or obsolete inventory was recognized in the periods presented. The Company’s inventory balance was $3.7 million and $2.6 million as of June 30, 2021 and December 31, 2020, respectively.

Property and Equipment

The Company records property and equipment at cost. Repairs and maintenance costs that do not extend the useful life or enhance the productive capacity of an asset are expensed as incurred and recorded as part of general and administrative operating expenses in the accompanying Consolidated Statement of Operations. Upon retirement or disposal of property and equipment, the Company derecognizes the cost and accumulated depreciation balance associated with the asset, with a resulting gain or loss from disposal included in the determination of net income or loss. Maintenance and repairs are charged to expense as incurred and any additions or improvements which extend the useful life of an asset or increase its productive capacity are capitalized. Depreciation expense is computed using the straight-line method over the estimated useful lives which the Company has assigned to its underlying asset classes, which are as follows:

Estimated Useful Life
Computers, software, and equipment	2 to 5 years
Leasehold improvements	Shorter of estimated useful life or lease term
Satellite antenna	5 years
Test and lab equipment	5 years
Phased array test facility	5 years
Assembly and integration equipment	5 years
Furniture and fixtures	7 years
Vehicles	5 years

Long-Lived Assets

Long-lived assets, except for goodwill, consist of property and equipment and definite lived acquired intangible assets, such as developed technology and tradenames. Long-lived assets, except for goodwill, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and definite lived intangible assets may warrant revision or if events or circumstances indicate that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. There were no impairment charges for long-lived assets recognized for the periods ended June 30, 2021 and 2020.

Goodwill

The Company evaluates goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the goodwill may be impaired. Goodwill is tested at the reporting unit level, which is considered an operating segment or one level below an operating segment. The Company has two reporting units: AST LLC and Nano. However, given no goodwill has been allocated to the AST LLC reporting unit, the Company identifies Nano as the sole reporting unit for purposes of goodwill impairment testing.

The annual goodwill impairment test is based on either a qualitative or quantitative assessment. We have the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If management determines this is the case, we are required to perform a quantitative assessment. A quantitative assessment is an analysis of the fair value of the reporting unit compared to its carrying value. A goodwill impairment charge is recorded for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company performs the annual goodwill impairment test during the fourth quarter each year. There were no impairment charges for goodwill recognized for the periods ended June 30, 2021 and 2020.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the Accounting Standards Codification (“ASC”) 480 - Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815 - Derivatives and Hedging (“ASC 815”). Management’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period-end date while the warrants are outstanding.

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

Engineering Costs

Engineering costs are charged to expense as incurred. Engineering costs consist primarily of the expenses associated with our ongoing engineering efforts to establish feasibility of our satellites, as well as the cost of internal staff (such as engineers and consultants) to support these efforts. Currently, major engineering activities include the manufacturing and assembly of the satellite components required for the BW3 test satellite at the Company’s Midland, Texas facility and the development and design of the first commercial satellite launches for a first constellation phase of 20 satellites (the “BB1 Satellites”). The BW3 satellite is currently targeted to launch during a launch window beginning in March 2022. However, the exact timing of such launch is contingent on a number of factors, including satisfactory and timely completion of construction and testing of BW3. Additionally, the Company has established alternative uses (separate economic value) for BW3 and therefore, the hard costs (i.e., test equipment, antennas, sensors, cables, launch vehicles) and other nonrecurring costs solely associated with the Company’s BW3 developments are capitalized to its construction in progress (“CIP”) account, and presented on its condensed consolidated balance sheets.

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development costs consist principally of non-recurring engineering development efforts in which the Company typically engages third-party vendors, including engineering, design, and development for the BB1 Satellites materials and supplies, license costs, contract services, and other outside expenses. Costs for certain research and development activities are recognized in line with the completion of specific tasks using information from the Company’s vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and reflected in the financial statements as prepaid or accrued research and development.

Revenue Recognition

The Company recognizes revenue related to sales of manufactured small satellites and their components as well as launch related services. The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09 - Revenue from Contracts with Customers (Topic 606) and its related amendments (collectively known as “ASC 606”). In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services. To achieve this core principle, the Company applies the following five steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations in the contract, and (5) recognize revenue when or as the Company satisfies a performance obligation.

Costs to obtain the Company’s contracts are capitalized and amortized over the expected customer benefit period, and typically include commissions paid to external parties or distributors. Sales commissions are considered incremental costs in obtaining a new contract and thus are appropriately capitalized. Costs to fulfill the Company’s contracts, such as our overhead costs and third-party costs to manufacturers, do not meet the specified capitalization criteria (i.e., do not generate or enhance resources of the Company) and as such are expensed as incurred. Costs to obtain and fulfill the Company’s contracts were immaterial as of June 30, 2021 and 2020.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740 - Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not (i.e., a likelihood of more than 50%) to be sustained upon examination by taxing authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes accrued interest and penalties related to uncertain tax positions as income tax expense. There were no uncertain tax positions and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Tax Receivable Agreement

In conjunction with the Business Combination, the Company also entered into a Tax Receivable Agreement (the “TRA”) with AST LLC. Pursuant to the TRA, the Company is required to pay the sellers (i) 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) existing tax basis of certain assets of AST LLC and its subsidiaries, (B) tax basis adjustments resulting from taxable exchanges of AST LLC Common Units acquired by the Company, (C) tax deduction in respect of portions of certain payments made under the TRA, and (D) certain tax attributes that are acquired directly or indirectly by the Company pursuant to a reorganization transaction. All such payments to the Existing Equityholders of AST LLC are the obligations of the Company, and not that of AST LLC. As of June 30, 2021, there have been no exchanges of AST LLC units for Class A common stock of the Company and, accordingly, no TRA liabilities currently exist.

Stock-Based Compensation

The Company estimates the grant date fair value of stock options granted to employees and to members of the Board of Directors using the Black-Scholes option-pricing model. Use of the Black-Scholes model requires the Company to make assumptions with respect to the expected term of stock options, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards that vest based solely on achievement of a service condition, the Company recognizes expense on a straight-line basis over the period during which the award holder provides such services. For awards that vest based on both service and performance conditions, the Company recognizes expense using a graded method for such awards only to the extent it believes achievement of the performance conditions are probable. The Company recognizes forfeitures as they occur and reverses any previously recognized compensation cost associated with forfeited awards. The Company accounts for stock-based compensation for awards granted to nonemployees in a similar fashion to the way it accounts for stock-based compensation awards to employees.

The Company’s less than wholly owned subsidiary, AST LLC, issues stock-based compensation awards to its employees. The exercise of these awards would decrease SpaceMobile’s ownership interest in AST LLC. The Company accounts for the compensation associated with these awards similarly to the awards described above; however, the offset to the expense is recorded to noncontrolling interest rather than additional paid-in capital.

Collaboration Agreements

The Company considers the nature and contractual terms of an arrangement and assess whether the arrangement involves a joint operating activity pursuant to which it is an active participant and exposed to significant risks and rewards with respect to the arrangement. If the Company is an active participant and exposed to the significant risks and rewards with respect to the arrangement, it accounts for these arrangements pursuant to ASC Topic 808 - Collaborative Arrangements, as amended by ASU 2018-18 (“ASC 808”), and applies a systematic and rational approach to recognize revenue (unless parts of the arrangement are within the scope of other authoritative accounting literature or can be appropriately analogized to other authoritative accounting literature).

Net Income (Loss) per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding and excludes the dilutive effect of warrants, stock options, and other types of convertible securities. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and the dilutive effect of stock options, warrants and other types of convertible securities are included in the calculation. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive, such as in periods where we report a net loss.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company maintains its cash in accounts at financial institutions that, at times, may exceed federally insured limits. The cash balances in these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company may deposit cash at institutions that are not insured by the FDIC, which is limited to its foreign subsidiaries. The Company manages credit risk by reviewing the counterparties’ credit at least quarterly.

The Company’s subsidiary, Nano, which accounted for 100% of the Company’s revenue for the three and six month periods ended June 30, 2021, derives its revenue from a small number of customers. Four customers accounted for approximately 61% of the Company’s trade receivables as of June 30, 2021, and two customers accounted for approximately 76% of the Company’s trade receivables as of December 31, 2020. Three customers accounted for approximately 74% of the Company’s revenue for the six months ended June 30, 2021, and one customer accounted for approximately 20% of the Company’s revenue for the six months ended June 30, 2020. Credit risk on accounts receivable is minimized given the research and development stage of the Company, and the fact that its primary business focus is to manufacture and launch its test satellites as opposed to entering into revenue transactions with customers in the short term.

Foreign Currency Translation and Transaction Gains and Losses

The financial statements of the Company’s foreign subsidiaries are translated from local currency into reporting currency, which is U.S. dollars, using the current exchange rate at the balance sheet date for assets and liabilities, and the weighted average exchange rate prevailing during the period for revenues and expenses. The functional currency for the Company’s foreign subsidiaries is considered to be the local currency for each entity and, accordingly, translation adjustments for these subsidiaries are included in accumulated other comprehensive loss within stockholders’ equity.

Realized and unrealized gains and losses resulting from foreign currency transactions denominated in currencies other than the functional currency are reflected as other income (expense), net in the consolidated statements of operations. Foreign currency translation gains and losses are recorded to accumulated other comprehensive loss on the Company’s condensed consolidated balance sheets.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment, as the CODM reviews financial information presented on a combined basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying U.S. GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. The amendments in ASU 2020-06 are effective for public entities that meet the definition of an SEC filer, excluding smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company adopted the new standard on January 1, 2021. The new standard did not have a material effect on the financial statements as of June 30, 2021.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASU 2019-12), which amended the accounting for income taxes. ASU 2019-12 eliminates certain exceptions to the guidance for income taxes related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences as well as simplifying aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted ASU 2019-12 on January 1, 2021 and it did not have a material impact on its consolidated financial statements.

Accounting Standards Recently Issued but Not Yet Adopted

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The guidance clarifies certain aspects of the current guidance to promote consistency among reporting of an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for all entities, including adoption in an interim period. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements.

All other new accounting pronouncements issued, but not yet effective or adopted have been deemed to be not relevant to the Company and, accordingly, are not expected to have a material impact once adopted.

3.    Business Combination

On April 6, 2021, the Company completed the Business Combination with AST LLC pursuant to the Equity Purchase Agreement. Pursuant to ASC 805 – Business Combinations (“ASC 805”), for financial accounting and reporting purposes, AST LLC was deemed the accounting acquirer and the Company was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. Accordingly, the Business Combination was treated as the equivalent of AST LLC issuing stock (“AST LLC Common Units”) for the net assets of NPA, accompanied by a recapitalization. Under this method of accounting, the pre-Business Combination consolidated financial statements of the Company are the historical financial statements of AST LLC. The net assets of NPA were stated at fair value, with no goodwill or other intangible assets recorded in accordance with U.S. GAAP and are consolidated with AST LLC’s financial statements on the Closing date. As a result of the Business Combination with the Company, the AST LLC Series A and Series B convertible preferred stock were converted to AST LLC Common Units. The shares and net income (loss) available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Equity Purchase Agreement.

In connection with the Business Combination, the Company entered into subscription agreements with certain investors (the “PIPE Investors”), whereby it issued 23,000,000 Class A shares of common stock at $10.00 per share (the “Private Placement Shares”) for an aggregate purchase price of $230.0 million (the “Private Placement”), which closed simultaneously with the consummation of the Business Combination.

On the closing date of the Business Combination, the Company completed the acquisition of AST LLC and in return AST LLC and the AST LLC existing equityholders (“Existing Equityholders”) received (i) $416.9 million in cash, net of transaction expenses, (ii) 51.6 million shares of Class B common stock, and (iii) 78.2 million shares of Class C common stock. In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $45.7 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded as a reduction of additional paid-in capital in the accompanying condensed consolidated balance sheets.

The shares of non-economic Class B and Class C common stock of the Company entitle each share to one vote and ten votes per share, respectively. The non-economic Class B and Class C shares were issued to the Existing Equityholders to maintain the established voting percentage of SpaceMobile, as determined in the Equity Purchase Agreement.

As a result of the Business Combination, AST SpaceMobile, Inc., organized as a C corporation, owns an equity interest in AST LLC in what is commonly referred to as an “Up-C” structure. AST LLC is treated as a partnership for U.S. federal and state income tax purposes. In addition, the Company has a controlling ownership interest in a Lithuanian subsidiary that is subject to foreign income taxes and is also treated as a partnership for U.S. federal and state and local taxes. Accordingly, for U.S. federal and state income tax purposes, all income, losses, and other tax attributes pass through to the members’ income tax returns, and no U.S. federal and state and local provision for income taxes has been recorded for these entities in the consolidated financial statements. Certain foreign wholly-owned entities are taxed as corporations in the jurisdictions in which they operate, and accruals for such taxes are included in the consolidated financial statements.

As a result of the Up-C structure, noncontrolling interest are held by the AST Existing Equityholders who retained 71.5% of the economic ownership percentage of AST LLC. The noncontrolling interest is classified as permanent equity within the condensed consolidated balance sheet as the Company, acting through a special redemption committee (“the Special Redemption Committee”), may only elect to settle a redemption request in cash if the cash delivered in the exchange is limited to the cash proceeds to be received from a new permanent equity offering through issuance of Class A common stock.

In conjunction with the Business Combination, the Company also entered into a Tax Receivable Agreement (the “TRA”) with AST LLC. Pursuant to the TRA, the Company is required to pay the sellers (i) 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) existing tax basis of certain assets of AST LLC and its subsidiaries, (B) tax basis adjustments resulting from taxable exchanges of AST LLC Common Units acquired by the Company, (C) tax deduction in respect of portions of certain payments made under the TRA, and (D) certain tax attributes that are acquired directly or indirectly by the Company pursuant to a reorganization transaction. All such payments to the Existing Equityholders of AST LLC are the obligations of the Company, and not that of AST LLC. As of June 30, 2021, there have been no exchanges of AST LLC units for Class A common stock of the Company and, accordingly, no TRA liabilities currently exist.

The Company recorded a net deferred tax asset of $71.7 million for the difference between the book value and tax basis of the Company’s investment in AST LLC at the time of the Business Combination. The Company has assessed the realizability of their deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result, the Company has recorded a full valuation allowance against its deferred tax asset resulting from the Business Combination.

4.    Fair Value Measurement

The Company follows the guidance in ASC 820 - Fair Value Measurement (“ASC 820”), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

Description	Level	June 30, 2021	December 31, 2020
Assets:
Cash equivalents	1	$397,006	$-
Liabilities:
Public warrant liability	1	$65,550	$-
Private placement warrant liability	2	$49,959	$-

As of June 30, 2021, the Company had $402.6 million of cash and cash equivalents, of which $397.0 million is classified as cash equivalents which consists principally of short-term money market funds with original maturities of 90 days or less.

Warrant liabilities are comprised of both publicly issued warrants (“Public Warrants”) and private placement warrants (“Private Placement Warrants”), exercisable for shares of Class A common stock of the Company. Warrant Liabilities are documented in greater detail at Note 10. As of June 30, 2021, the Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market under the ticker ASTSW.

The Private Warrants are valued using a Black-Scholes-Merton Model. As of June 30, 2021, the Private Warrants are classified as Level 2 as the transfer of Private Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. For this reason, the Company determined that the volatility of each Private Warrant is equivalent to that of each Public Warrant.

The Company’s Black-Scholes-Merton model to value Private Warrants required the use of the following subjective assumption inputs:

●	The risk-free interest rate assumption was based on a weighted average of the three and five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The expected volatility assumption was based on the implied volatility of the Company’s publicly-traded warrants, which as of June 30, 2021 was 78%.

5.    Property and Equipment

Property and equipment, net consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Satellite testing and lab equipment	$9,298	$5,324
Computers, software, and equipment	2,211	1,707
Leasehold improvements	5,653	3,537
Other	470	404
Property and equipment	17,632	10,972
Accumulated depreciation	(1,975)	(915)
Property and equipment, net	15,657	10,057

BlueWalker 3 Satellite - construction in progress	38,659	27,013
Total property and equipment, net	$54,316	$37,070

Depreciation expense for the six months ended June 30, 2021 and 2020 was approximately $1.1 million and $0.2 million, respectively. Depreciation expense for the three months ended June 30, 2021 and 2020 was approximately $0.5 million and $0.1 million, respectively.

6.    Commitments and Contingencies

Leases

On November 13, 2018, AST LLC entered into both an Economic Development Agreement (the “EDA”) and a sublease agreement with Midland Development Corporation. The premise of the EDA was to create jobs in the Midland Texas area, as well as, to have AST LLC improve the land, office and hangar spaces at the Midland International Air & Space Port in Midland, Texas.

The rentable spaces included office space (44,988 SF), hangar A (28,480 SF), hangar B (11,900 SF), and land (approximately 238,000 SF). The term of the lease commenced on November 21, 2018 and extends through November 20, 2033. Pursuant to the agreement, the base rental payments for the first five years will be abated, provided that the Company prepays the rent in each period and achieves an increasing level of financial commitments, measured annually on March 31st of each of the first five years of the lease. The Company can qualify for an additional five years (years six through ten of the term) of abatements which are contingent upon the Company achieving its commitments through the first five years of the lease and maintaining or exceeding those year five commitment levels in years six through year ten of the term. These commitments include 1) the total number of full-time jobs and the related annual payroll costs and 2) cumulative capital investments in personal property and improvements to the existing land/structures. The Company recognizes the lease reimbursements as an offset to the lease asset, liability and rent expense for the related reimbursable month when the contingency is probable of being resolved.

The Company’s other outstanding operating leasehold obligations include additional office space in Maryland, Spain, Israel, United Kingdom and Lithuania. The Company’s leases have established fixed payment terms which are subject to annual rent increases throughout the term of each lease agreement. The Company’s lease agreements have varying non-cancellable rental periods which include options for the Company to extend portions of its lease terms. The Company early adopted ASU 2016-02 – Leases (“ASC 842”) as of January 1, 2020 (“the adoption date”) using the modified retrospective method which did not require it to restate prior periods and did not have an impact on retained earnings. Management considered that it was not reasonably certain to exercise any extension options present in its lease arrangements that are outstanding as of the adoption date, with the exception of the Texas sublease. In addition, the Company’s leases have similar terms in which they may terminate the lease prior to the end date but must provide advanced notice. The Company is not reasonably certain to exercise the right to terminate their agreements.

The Company also elected to apply a practical expedient provided in ASC 842, which provides that leases with an initial term of 12 months or less and no purchase option that the Company is reasonably certain of exercising will not be included within the lease right-of-use assets and lease liabilities on its condensed consolidated balance sheets. The Company also elected to apply a practical expedient to combine the non-lease components (which include common area maintenance, taxes and insurance) with the related lease component. The Company applies these practical expedients to all asset classes.

Incremental Borrowing Rate

The Company derives its incremental borrowing rate from information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rate represents a collateralized rate of interest the Company would have to pay to borrow over a similar term an amount equal to the lease payments in a similar economic environment. The Company’s lease agreements do not provide implicit rates. As the Company did not have any external borrowings at the adoption date with comparable terms to its lease agreements, the Company estimated its incremental borrowing rate based on the lowest grade of debt available in the marketplace for the same term as the associated lease(s). The Company elected to use an 11.9% discount rate for its main, shorter-term operating leases (generally two (2) to five (5) year leases). For the Texas sublease, which is greater than 10 years, the Company elected to use a 15% discount rate. The weighted average discount rate at June 30, 2021 is 15%.

Operating Leases

The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Short-term operating lease expense	$31	$6	$55	$11
Operating lease expense	129	59	229	101
Total lease expense	$160	$65	$284	$112

Supplemental cash flow information related to leases for the six months ended June 30, 2021 was as follows (in thousands):

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$221	$112
Operating lease right-of-use assets obtained in exchange for lease obligations	$-	$6,472

Supplemental balance sheet information related to leases as of June 30, 2021 was as follows:

Weighted-average remaining lease term - operating leases (years)	11.2
Weighted-average discount rate - operating leases	15%

As of June 30, 2021, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Year ending December 31,	Amount
2021 (remaining)	$722
2022	1,295
2023	1,312
2024	1,260
2025	1,158
Thereafter	7,701
Total lease payments	13,448
Less effects of discounting	(6,638)
Present value of lease liabilities	$6,810

Net rent expense under operating lease arrangements at the Company was approximately $0.3 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively. Net rent expense under operating lease arrangements at the Company was approximately $0.2 million and less than $0.1 million for the three months ended June 30, 2021 and 2020, respectively.

Legal Proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities as of June 30, 2021 and December 31, 2020.

7.    Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the six months ended June 30, 2021 and for the year ended December 31, 2020 is summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
Balance at beginning of the period	$3,912	$3,593
Translation adjustments	(120)	319
Balance at end of the period	$3,792	$3,912

Intangible Assets

Identified intangible assets are comprised of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	Useful Lives	June 30, 2021	December 31, 2020

Intangible assets subject to amortization:
Developed technology	5	$1,126	$1,161
Trademarks and domain name	15	23	23
Total gross intangible assets subject to amortization		1,149	1,184
Accumulated amortization		(751)	(658)
Total net intangible assets subject to amortization		$398	$526

The aggregate amortization expense for the six months ended June 30, 2021 and 2020 was approximately $0.1 million and $0.1 million, respectively. The aggregate amortization expense for the three months ended June 30, 2021 and 2020 was approximately less than $0.1 million and less than $0.1 million, respectively. Based on the carrying value of identified intangible assets recorded at June 30, 2021, and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2021 (remaining)	$113
2022	226
2023	39
2024	2
2025 and Thereafter	18
$398

8.    Revenue

Disaggregation of Revenue

The Company’s subsidiary, Nano, recognizes revenue related to sales of manufactured small satellites and their components as well as launch related services. Currently, this is the Company’s only source of revenue. In general, the Company recognizes revenue for services provided over time as the Company’s performance does not result in an asset with an alternative use and the Company is entitled to be compensated for performance completed to date. The Company recognizes revenue for services provided over time based on an output method, under which the total value of revenue is recognized based on each contract’s deliverable(s) as they are completed and when value is transferred to a customer. Certain of the Company’s performance obligations do not meet the criteria for over time recognition. In these scenarios, the Company recognizes revenue upon transfer of control of the performance obligation to the customer. Revenue recognized over time versus revenue recognized upon transfer for the periods ending June 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue from performance obligations recognized over time	$714	$189	$1,155	$665
Revenue from performance obligations recognized at point-in-time transfer	2,059	213	2,580	510
Total	$2,773	$402	$3,735	$1,175

Contract Balances

Contract assets relate to our conditional right to consideration for our completed performance under the contract. Contract liabilities relates to payments received in advance of performance under the contract. Contract liabilities (i.e., deferred revenue) are recognized as revenue as (or when) the Company performs under the contract. During the six months ended June 30, 2021, the Company recognized approximately $1.1 million of revenue related to its deferred revenue balance at January 1, 2021. During the three months ended June 30, 2021, the Company recognized approximately $0.9 million of revenue related to its deferred revenue balance at January 1, 2021.

As of June 30, 2021, the Company had deferred revenue of $5.1 million classified in current liabilities related to performance obligations that have not yet been satisfied. The Company expects to recognize the revenue associated with satisfying these performance obligations within the next 12 months.

Accounts Receivable

The Company receives payments from customers based on a billing schedule as established in our contracts. Accounts receivable includes amounts billed and currently due from customers. Accounts receivable are recorded when the right to consideration becomes unconditional. The Company did not reserve an allowance for doubtful accounts for the six months ended June 30, 2021 or year ended December 31, 2020 given historical experience and management’s evaluation of outstanding accounts receivable at period end.

9.    Stockholders’ Equity

Prior to the Business Combination, NPA was a Special Purpose Acquisition Company or a “blank check company”, defined as a development stage company formed for the sole purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As of the Closing, the Company held a 28.5% ownership interest in AST LLC. The Company also became the managing member of AST LLC, allowing it to control the operating decisions of AST LLC. This resulted in the Company obtaining a controlling financial interest in AST LLC. The Company’s sole operating assets consists of the business operations, intellectual property, and other assets of AST LLC and its subsidiaries.

Noncontrolling Interest

Noncontrolling Interest represents the equity interest in AST LLC held by holders other than the Company. On April 6, 2021, upon the close of the Business Combination, the Existing Equityholders’ equity ownership percentage in AST LLC was approximately 71.5%. The Company has consolidated the financial position and results of operations of AST LLC and reflected the proportionate interest held by the Existing Equityholders as NCI in the accompanying balance sheet. As of June 30, 2021, the Existing Equityholders’ equity ownership percentage in AST LLC was approximately 71.5%.

Class A Common Stock

At June 30, 2021, there were 51,729,704 million shares of Class A common stock issued and outstanding. Holders of Class A common stock are entitled to one vote for each share. The Company is authorized to issue 800,000,000 shares of Class A common stock with a par value of $0.0001 per share.

Class B Common Stock

At June 30, 2021, there were 51,636,922 shares of Class B common stock issued and outstanding. Shares of Class B common stock were issued to the Existing Equityholders of AST LLC (other than Mr. Abel Avellan) in connection with the Business Combination and are non-economic but entitle the holder to one vote per share. The Company is authorized to issue 200,000,000 shares of Class B common stock with a par value of $0.0001 per share.

The Existing Equityholders (other than Mr. Abel Avellan) own economic interests in AST LLC which are redeemable into either shares of Class A common stock on a one-for-one basis or cash at the option of the Special Redemption Committee. Upon redemption of the AST LLC Common Units by the Existing Equityholders (other than Mr. Abel Avellan), a corresponding number of shares of Class B common stock held by such Existing Equityholders will be cancelled. The Class B common stock is subject to a lock-up, during which the shares cannot be transferred until April 6, 2022, the first anniversary of the closing of the Business Combination.

Class C Common Stock

At June 30, 2021, there were 78,163,078 million shares of Class C common stock issued and outstanding. Shares of Class C common stock were issued to Mr. Abel Avellan in connection with the Business Combination and are non-economic but entitle the holder to ten votes per share (the “Super-Voting Rights”). The Company is authorized to issue 125,000,000 shares of Class C common stock with a par value of $0.0001 per share.

Mr. Abel Avellan owns economic interests in AST LLC which are redeemable into either shares of Class A common stock on a one-for-one basis or cash at the option of the Special Redemption Committee. Upon redemption of the AST LLC Common Units by Mr. Avel Avellan, a corresponding number of shares of Class C common stock held by Mr. Abel Avellan will be cancelled. Correspondingly, the Super-Voting Rights associated with the Class C common stock will be terminated. The Class C common stock is subject to a one-year lock-up, during which the shares cannot be transferred until April 6, 2022, the first anniversary of the closing of the business combination.

Preferred Stock

At June 30, 2021, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

10.  Warrant Liabilities

As of June 30, 2021 there were 11,500,000 Public Warrants and 6,100,000 Private Placement Warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one whole share of Class A common stock at a price of $11.50 per share. Pursuant to the warrant agreement, a holder Public Warrants may exercise its warrants only for a whole number of shares of Class A common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. The Public Warrants will expire on April 6, 2026, five years after the Closing, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants under the following conditions:

●	In whole and not in part;
●	At a price of $0.01 per warrant;
●	Upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
●	If, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

The redemption criteria discussed above prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and SpaceMobile issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise its warrant prior to the scheduled redemption date. However, the price of the Class A common stock may fall below the $18.00 redemption trigger price (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) as well as the $11.50 warrant exercise price after the redemption notice is issued.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

As of June 30, 2021, the Company recorded warrant liabilities of $115.5 million in the condensed consolidated balance sheets. For the three and six months ended June 30, 2021, the Company recognized a loss on the change in the fair value of the warrant liabilities of $41.7 million, in the condensed consolidated statements of operations. The loss on the change in the fair value of the warrant liabilities is the same for both the three and six months ended June 30, 2021 as the warrant liabilities were recorded as part of the opening balances as a result of the Business Combination as of April 6, 2021.

11.  Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation, measured at the grant date based on the fair value of the award, is typically recognized ratably over the requisite services period, using the straight-line method of expense attribution. The Company recorded stock-based compensation expense in the following categories of its condensed consolidated statements of operations and balance sheets (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Engineering services	$539	$110	$215	$98
General and administrative costs	59	40	27	31
BlueWalker 3 Satellite - construction in progress	28	-	14	-
Total	$626	$150	$256	$129

AST LLC 2019 Equity Incentive Plan

Prior to the Business Combination, under the 2019 Equity Incentive Plan (“AST LLC Incentive Plan”), AST LLC was authorized to issue ordinary shares, as well as options exercisable for ordinary shares, as incentives to its employees, consultants, and members of its Board of Directors. The issuance of share options and ordinary shares is administered by the Board of Directors using standardized share option and share subscription agreements. Following the Business Combination, no further grants will be made under the AST LLC Incentive Plan. However, the AST LLC Incentive Plan will continue to govern the terms and conditions of the outstanding awards granted under it.

There were two types of options granted under the AST LLC Incentive Plan: (1) service-based options and (2) performance-based options. Service-based options typically vest over a five year service period with 20% of the award vesting on the first anniversary of the employee’s commencement date, and the balance thereafter in 48 equal monthly installments. Certain service-based options also provide for accelerated vesting if there is a change in control or other performance condition as defined by the AST LLC Incentive Plan. Performance-based options typically vest on the earliest date that any of the following occurs: (i) AST LLC effects an initial public offering and becomes a reporting company, (ii) AST LLC experiences a change of control, or (iii) other specified performance conditions. Both service-based and performance-based options typically expire no later than 10 years from the date of grant.

In connection with the Closing, AST LLC entered into the Fifth Amended and Restated Limited Liability Operating Agreement (the “A&R Operating Agreement”), which, among other things, restructured the capitalization of AST LLC to reclassify all of the existing AST LLC options into AST LLC incentive equity units (the “AST LLC Incentive Equity Units”). In connection with the reclassification of the AST LLC options into AST LLC Incentive Equity Units, the maximum number of AST LLC Incentive Equity Units which may be issued under the AST LLC Incentive Plan were proportionately adjusted to be equal to (a) the share limit under the AST LLC Incentive Plan as of the effective date of the A&R Operating Agreement, multiplied by (b) 14.50149869 (rounded down to the nearest whole number of AST LLC Incentive Equity Units). Additionally, each unexpired and unexercised outstanding AST LLC option, whether vested or unvested, was proportionately adjusted such that (a) each AST LLC option will be exercisable for that number of AST LLC Incentive Equity Units equal to the product determined by multiplying (x) the number of AST LLC options that were issuable upon exercise immediately prior to the Closing by (y) 14.50149869 (rounded down to the nearest whole number of AST LLC Incentive Equity Units) and (b) the per unit exercise price for the AST LLC Incentive Equity Units issuable upon exercise of such AST LLC option shall be equal to the quotient of (x) the exercise price per AST LLC option immediately prior to the Closing divided by (y) 14.50149869 (rounded down to the nearest millionth). Each AST LLC option continues to be subject to the terms of the AST LLC Incentive Plan and the applicable award agreement evidencing such AST LLC option, and is further subject in all regards to the terms and conditions of the A&R Operating Agreement. Additionally, pursuant to the terms of the A&R Operating Agreement, each AST LLC Incentive Equity Unit is redeemable for one share of Class A Common Stock on the later of the (i) 24-month anniversary of the consummation of the Business Combination and (ii) six-month anniversary from the vesting date. As a result of the Business Combination, there was no incremental compensation cost and the terms of the outstanding awards, including fair value, vesting conditions and classification, were unchanged.

As of June 30, 2020, AST LLC was authorized to issue a total of 12,812,959 ordinary service-based and performance-based shares under a reserve set aside for equity awards. As of June 30, 2021, there were 12,445,664 options outstanding under the AST LLC Incentive Plan.

The following table summarizes AST LLC’s option activity for the period ended June 30, 2021:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2020	11,822,100	$0.20	-
Granted	806,283	10.00	-
Exercised	(15,227)	0.06	-
Cancelled or forfeited	(167,492)	0.17	-
Outstanding at June 30, 2021	12,445,664	$0.84	1.81
Options exercisable as of June 30, 2021	6,500,408	$0.15	1.70
Vested and expected to vest at June 30, 2021	12,445,664	$0.84	1.81

The following table summarizes the Company’s unvested option activity for the period ended June 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	6,526,494	$2.37
Granted	806,283	60.15
Vested	(1,281,875)	2.78
Forfeited	(105,670)	1.82
Unvested at June 30, 2021	5,945,232	$10.13

For the period ended June 30, 2021, total unrecognized compensation expense related to the unvested employee and director stock-based awards was $3.3 million, which is expected to be recognized over a weighted average period of 1.81 years.

The Company estimates the fair value of the stock-based awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected volatility of our stock, (ii) the expected term of the award, (iii) the risk-free interest rate, and (iv) any expected dividends. Due to the lack of company-specific historical and implied volatility data, the Company based the estimate of expected volatility on the estimated and expected volatilities of a representative group of publicly traded companies. For these analyses, the Company selects companies with comparable characteristics including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of the Company’s stock price becomes available. For awards that qualify as “plain-vanilla” options, the Company estimates the expected life of the employee stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company elects to account for forfeitures as they occur rather than apply an estimated forfeiture rate to stock-based payment expense.

SpaceMobile 2020 Incentive Award Plan

In connection with the Business Combination, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”). Awards may be made under the 2020 Plan covering an aggregate number of Class A common stock shares equal to 10,800,000. Any shares distributed pursuant to an award may consist, in whole or in part, of authorized and unissued Common Stock, treasury Common Stock or Common Stock purchased on the open market. The 2020 Plan provides for the grant of stock options, restricted stock, dividend equivalents, restricted stock units, incentive unit awards, stock appreciation rights, and other stock or cash-based awards. Each incentive unit issued pursuant to an award, if any, shall count as one share for purposes of calculating the aggregate number of shares available for issuance under the 2020 Plan. As of June 30, 2021, the Company had not issued any awards under this plan.

SpaceMobile 2020 Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”). The aggregate number of common stock shares that may be issued pursuant to rights granted under the ESPP is 2,000,000 shares. If any right granted under the ESPP shall for any reason terminate without having been exercised, the shares not purchased under such right shall again become available for issuance under the ESPP. As of June 30, 2021, the Company had not issued any awards under this plan.

12.  Net Loss per Share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to common shareholders by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to common shareholders adjusted for the assumed exchange of all potentially dilutive securities, by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements. Diluted loss per share for all period presented is the same as basic loss per share as the inclusion of the potentially issuable shares would be anti-dilutive.

Prior to the Business Combination, the membership structure of AST LLC included units which shared in the profits and losses of AST LLC. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the Business Combination on April 6, 2021. The basic and diluted earnings per share for the three and six months ended June 30, 2021 represent only the period of April 6, 2021 to June 30, 2021.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended	Six months ended
	June 30, 2021	June 30, 2021
	(dollars in thousands, except per share amounts)

Numerator - basic and diluted:
Net loss	$(65,169)	$(77,255)
Less: Net loss attributable to AST LLC pre-Business Combination	-	(11,580)
Less: Net loss attributable to the noncontrolling interest post Business Combination	(45,191)	(45,697)
Net income attributable to common shareholders	$(19,978)	$(19,978)
Denominator – basic and diluted:
Weighted-average shares of Class A common stock outstanding	51,729,704	51,729,704

Earnings per share of Class A common stock - basic and diluted	$(0.39)	$(0.39)

Shares of the Company’s Class B and Class C common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B and Class C common stock under the two-class method has not been presented.

At June 30, 2021, the Company excluded from the calculation of diluted earnings per share 51,636,922 shares of Class B common stock, 78,163,078 shares of Class C common stock, 11,500,000 Public Warrants outstanding, 6,100,000 Private Warrants outstanding, and the 12,445,664 AST LLC Incentive Equity Units as their effect would have been anti-dilutive.

13.   Related Parties

Founder Bridge Loan

On July 11, 2019, the Company entered into a promissory note agreement with the founder and Chief Executive Officer of AST LLC (the “Founder Note”). Under the terms of the original and amended agreement dated September 10, 2019, the principal amount borrowed by the Company was $1.75 million bearing interest at 2.37% per annum. The interest expense related to the Founder Note was less than $0.1 million for the year ended December 31, 2020. AST LLC repaid all amounts outstanding relating to the Founder Note on March 3, 2020.

CFO Note

On December 15, 2017, AST LLC issued 110,000 Existing AST LLC Common Units to its Chief Financial and Operating Officer, Thomas Severson, in exchange for a $100,000 promissory note in favor of AST LLC (the “CFO Note”). The CFO Note accrued interest monthly at a rate of 2.0% and was payable on the earlier of (1) December 15, 2027 and (2) the occurrence of any of the following with respect to AST LLC: (i) a sale, (ii) merger, (iii) other transaction where AST LLC is not the majority, by voting power, of the surviving or resulting company, or (iv) the sale, lease, transfer, exclusive license or other disposition by AST LLC of all or substantially all of its assets. Mr. Severson repaid all principal and interest amounts under the CFO Note in December 2020.

InMotion Holdings LLC

AST owns 51% of and controls NanoAvionika UAB, a private limited liability company organized and existing under the law of the Republic of Lithuania (“Nano Lithuania”). Pursuant to that certain Investment Agreement dated November 7, 2017 (the “Investment Agreement”) by and among Nano Lithuania, InMotion Holdings, LLC, a Delaware limited liability company wholly-owned by the Company’s Chief Executive Officer and Chairman of the Board, Mr. Abel Avellan (“InMotion”), and the other parties to the Investment Agreement, InMotion owns one share of Nano Lithuania. Pursuant to the terms of a Service Agreement between Nano Lithuania and InMotion dated March 1, 2018 (the “Services Agreement”), InMotion is to provide consulting services including but not limited to marketing, sale support and general management support to Nano Lithuania. In connection with the Service Agreement, InMotion is entitled to receive an option to acquire 2,919 newly issued shares of Nano Lithuania at EUR 305.64 per share (the “Option”) and a management fee totaling $15,000 per month; however, during the term of the Service Agreement, no management fees have been billed to, or collected from, Nano Lithuania, and InMotion intends to enter into an amendment to the Service Agreement to provide that its sole compensation under the Service Agreement will be the Option. In addition, AST LLC owns 51% of and controls NanoAvionics US LLC, a Delaware limited liability company (“Nano US”). Pursuant to that certain Limited Liability Company Operating Agreement dated February 21, 2020 (the “Operating Agreement”) by and among Nano US, InMotion, and the other parties to the Operating Agreement, InMotion owns one share of Nano US and an option to acquire 2,919 newly issued shares of Nano US at an equivalent price per share as the option in Nano Lithuania, representing collectively with such one share, a 13% interest on a fully-diluted basis.

Support Services Agreement and Production Services Agreement

On January 20, 2020, the Company entered into the Support Services Agreement with Finser Corporation (“Finser”), which is part of the Cisneros Group of Companies, of which Ms. Adriana Cisneros, a member of the Board of Directors is the Chief Executive Officer, whereby Finser will provide the Company consulting and administrative support services. The Company incurred $0.1 million in consulting services for the three and six month periods, respectively, ended June 30, 2021, which were included within the general and administrative expenses on the condensed consolidated statement of operations.

On January 28, 2021, AST LLC entered into a production services agreement (the “Production Services Agreement”) with Cisneros Media Distribution LLC (“Cisneros Media”), which is part of the Cisneros Group of Companies. Under the terms of the Production Services Agreement, Cisneros Media serves as a producer of a series of 12 videos for AST LLC. For such services, Cisernos Media is entitled to a fee of $180,000, comprised of $36,000, which was payable upon signing of the Production Services Agreement, and installments of $12,000 for each video produced by Cisneros Media and accepted by AST LLC. Either party may terminate the Production Services Agreement. The Company incurred expenses of less than $0.1 million for the three and six month periods ended June 30, 2021, which were included within the general and administrative expenses on the condensed consolidated statement of operations.

Vodafone Agreement

In connection with that certain Amended and Restated Series B Preferred Shares Purchase Agreement dated as of February 4, 2020 (the “Series B Purchase Agreement”), AST LLC and Vodafone agreed to enter into one or more definitive agreements for a commercial partnership that is anticipated to use the SpaceMobile Service (the “Vodafone Commercial Agreements”). Under the Series B Purchase Agreement, AST LLC agreed that it, its subsidiaries, and affiliates would not enter into any agreement, term sheet, or letter of intent that grants another party the rights related to the provision of mobile services in the Vodafone markets or Vodafone partner markets prior to the execution of the Vodafone Commercial Agreements.

The Vodafone Commercial Agreements are to include mutual exclusivity, conditioned upon Vodafone making the SpaceMobile Service available to all of its customers and certain promotional efforts, within all Vodafone markets for five years commencing on the launch of a commercial service based on Phase 3 of the SpaceMobile Service; preferential commercial terms in Vodafone partner markets; 50/50 revenue share for the SpaceMobile Service in Vodafone exclusivity markets; and the procurement, building and operating of mobile network ground stations at a mutually agreed cost by Vodafone. No payments have been made to date between us and Vodafone pursuant to the anticipated Vodafone Commercial Agreements.

Also, AST LLC entered into a side letter with Vodafone dated December 15, 2020, under which AST LLC has agreed (i) not to enter into any material corporate strategic relationship or material commercial agreement with a party other than Vodafone and its affiliates that would be reasonably expected to materially frustrate its ability to satisfy the obligations under the Vodafone Commercial Agreements with certain exceptions, (ii) to allocate sufficient funds in the capital budget to facilitate compliance with the obligations under the Vodafone Commercial Agreements; and (iii) not to alter the business plan in a manner that is materially detrimental to AST LLC’s ability to satisfy the obligations under the Vodafone Commercial Agreements.

American Tower Agreement

In connection with the Series B Preferred Shares Purchase Agreement (the “Purchase Agreement”), AST LLC and American Tower entered into a side letter agreement that was subsequently amended and restated on December 15, 2020 to reflect the transactions and agreements contemplated by the Equity Purchase Agreement between AST LLC and NPA (the “Amended and Restated Letter Agreement”). The Amended and Restated Letter Agreement contemplates that we and American Tower will enter into commercial agreements to use American Tower facilities for the terrestrial gateway facilities in certain markets. The term of the operational agreement between us and American Tower is five years after the initial launch of commercial mobile services by AST LLC.

In markets in which Vodafone operates, AST LLC will work with Vodafone and American Tower to evaluate and plan deployments with preferred vendor status. The usage of any American Tower services in a Vodafone market will be memorialized in a commercial agreement among all three parties. In markets where Vodafone does not operate (“Carrier Neutral Markets”), AST LLC and American Tower may enter into an agreement for American Tower to manage the operation of the deployed gateway facility in such market. In Carrier Neutral Markets where AST LLC requires a third party to provide a gateway facility or services, AST LLC agrees to not accept any bid that is inferior to American Tower’s best and final proposal for such gateway facility or services. AST LLC also agrees to use commercially reasonable efforts to utilize American Tower facilities in (i) Vodafone markets where Vodafone decides to not use its facilities, (ii) in Carrier Neutral Markets, and (iii) instances where AST LLC requires a third-party vendor.

Additionally, AST LLC will work with American Tower to evaluate and plan gateway facility and radio access network data center deployments with preferred vendor status to offer carrier-neutral hosting facilities in certain equatorial markets. American Tower will serve as the preferred vendor for carrier neutral hosting facilities. AST LLC will pay American Tower a monthly connection fee for use of a carrier neutral hosting facility, which will be charged back to each applicable mobile network operator. If AST LLC and American Tower agree to construct a new carrier neutral hosting facility or improve an existing one and American Tower elects to fund all such capital expenditures, American Tower will provide AST LLC with a fair-market, long-term lease to such facility.

Rakuten Commercial Agreement

On February 4, 2020, AST LLC entered into a commercial agreement with Rakuten, for the development of exclusive network capabilities in Japan compatible with the mobile network of Rakuten and its affiliates, which agreement was amended and restated as of December 15, 2020 (the “Rakuten Agreement”). Under the terms of the Rakuten Agreement, AST LLC agreed to make investments in building network capabilities in Japan that are compatible with the mobile network of Rakuten and its affiliates. Furthermore, AST LLC will collaborate with Rakuten to ensure network capability with Rakuten’s licensed frequencies, including full coverage in Japan with 3GPP Band 3 frequencies with multiple input multiple output (“MIMO”) capability. Upon the launch of such coverage, Rakuten will receive unlimited, exclusive rights and usage capacity in Japan in exchange for a $500,000 annual maintenance fee payable to AST LLC or our successors. Furthermore, AST LLC agreed to make $5 million (or such lesser amount as mutually agreed upon the parties) in capital investments towards the design, construction, acquisition and implementation of ground communication assets. AST LLC and Rakuten will receive unlimited rights and usage of the ground assets for their respective operations, including, but not limited to, satellite and other telecommunication communications. The Rakuten Agreement includes a commercial roadmap for the satellite launches with key performance indicators (“KPIs”) that AST LLC must meet. If the applicable KPIs are not met for the last two phases of the satellite launch program in accordance with such commercial roadmap or if AST LLC become subject to any bankruptcy proceeding or becomes insolvent, AST LLC shall be required to pay to Rakuten a penalty amount of $10 million.

The term of the Rakuten Agreement shall remain in effect until AST LLC or our successor fulfill our obligations under the Rakuten Agreement. No payments have been made to date between AST LLC and Rakuten under the Rakuten Agreement.

14. Income Taxes

The consolidated effective tax rate for the three and six months ended June 30, 2021 was (0.09)% and (0.07)%, respectively, and the consolidated effective tax rate for the three and six months ended June 30, 2020 was 0%. The difference in the effective rates between periods is driven by income tax expense assessed against non-U.S earnings as a result of the change in structure from the Business Combination. AST LLC has elected to be treated as a partnership for U.S. federal and state income tax purposes and does not pay any U.S. federal income taxes since its income and losses are included in the returns of the members. The difference between the federal statutory tax rate of 21% and the effective tax rate is primarily driven by the Company’s Up-C organizational structure and allocation of AST LLC results to noncontrolling interest holders and the valuation allowance recorded against the Company’s net deferred tax assets.

The Company recorded a net deferred tax asset of $71.7 million for the difference between the book value and tax basis of the Company’s investment in AST LLC at the time of the Business Combination. The Company has assessed the realizability of their deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result, the Company has recorded a full valuation allowance against its deferred tax asset resulting from the Business Combination.

The Company had no uncertain tax positions as of June 30, 2021 and December 31, 2020

In connection with the Closing, the Company entered into the Tax Receivable Agreement. Pursuant to the Tax Receivable Agreement, the Company is generally required to pay the TRA Holders 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that the Company and any applicable consolidated, unitary, or combined Subsidiaries (the “Tax Group”) realize, or are deemed to realize, as a result of certain “Tax Attributes,” which include:

●	existing tax basis in certain assets of AST LLC and certain of its direct or indirect Subsidiaries, including assets that will eventually be subject to depreciation or amortization, once placed in service, attributable to AST LLC Common Units acquired by the Company from a TRA Holder (including AST LLC Common Units held by a Blocker Corporation acquired by us in a Reorganization Transaction (as defined in the Tax Receivable Agreement)), each as determined at the time of the relevant acquisition;

●	tax basis adjustments resulting from taxable exchanges of AST LLC Common Units (including any such adjustments resulting from certain payments made by us under the Tax Receivable Agreement) acquired by the Company from a TRA Holder pursuant to the terms of the A&R Operating Agreement;

●	tax deductions in respect of portions of certain payments made under the Tax Receivable Agreement; and

●	certain tax attributes of Blocker Corporations holding AST LLC Common Units that are acquired directly or indirectly by the Company pursuant to a Reorganization Transaction.

Payments under the Tax Receivable Agreement generally will be based on the tax reporting positions that the Company determines (with the amount of subject payments determined in consultation with an advisory firm and subject to the TRA Holder Representative’s review and consent), and the IRS or another taxing authority may challenge all or any part of a position taken with respect to Tax Attributes or the utilization thereof, as well as other tax positions that the Company takes, and a court may sustain such a challenge. In the event that any Tax Attributes initially claimed or utilized by the Tax Group are disallowed, the TRA Holders will not be required to reimburse the Company for any excess payments that may previously have been made pursuant to the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, any excess payments made to such TRA Holders will be applied against and reduce any future cash payments otherwise required to be made by the Company to the applicable TRA Holders under the Tax Receivable Agreement, after the determination of such excess. However, a challenge to any Tax Attributes initially claimed or utilized by the Tax Group may not arise for a number of years following the initial time of such payment and, even if challenged earlier, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. As a result, there might not be future cash payments against which such excess can be applied and the Company could be required to make payments under the Tax Receivable Agreement in excess of the Tax Group’s actual savings in respect of the Tax Attributes.

Moreover, the Tax Receivable Agreement provides that, in the event (such events collectively, “Early Termination Events”) that (i) the Company exercises its early termination rights under the Tax Receivable Agreement, (ii) certain changes of control of the Company or AST LLC occur (as described in the A&R Operating Agreement), (iii) the Company, in certain circumstances, fails to make a payment required to be made pursuant to the Tax Receivable Agreement by its final payment date, which non-payment continues for 60 days following such final payment date or (iv) the Company materially breaches (or are deemed to materially breach) any of the material obligations under the Tax Receivable Agreement other than as described in the foregoing clause (iii) and, in the case of clauses (iii) and (iv), unless certain liquidity related or restrictive covenant related exceptions apply, the obligations under the Tax Receivable Agreement will accelerate (if the TRA Holder Representative so elects in the case of clauses (ii)-(iv)) and, the Company will be required to make a lump-sum cash payment to all the TRA Holders equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to there being sufficient future taxable income of the Tax Group to fully utilize the Tax Attributes over certain specified time periods and that all AST LLC Common Units (including AST LLC Common Units held by Blocker Corporations) that had not yet been exchanged for Class A Common Stock or cash are deemed exchanged for cash. The lump-sum payment could be material and could materially exceed any actual tax benefits that the Tax Group realizes subsequent to such payment.

Payments under the Tax Receivable Agreement will be the obligations of the Company and not obligations of AST LLC. Any actual increase in the Company’s allocable share of AST LLC and its relevant subsidiaries’ tax basis in relevant assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Common Stock at the time of an exchange of AST LLC Common Units by a TRA Holder pursuant to the terms of the A&R Operating Agreement and the amount and timing of the recognition of the Tax Group’s income for applicable tax purposes. While many of the factors that will determine the amount of payments that the Company will be required to make under the Tax Receivable Agreement are outside of the Company’s control, the Company expects that the aggregate payments it will be required to make under the Tax Receivable Agreement could be substantial and, if those payments substantially exceed the tax benefit we realize in a given year or in the aggregate, could have an adverse effect on the financial condition, which may be material.

Any payments made by the Company under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to the Company. To the extent that the Company is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. Furthermore, the future obligation to make payments under the Tax Receivable Agreement could make the Company a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the Tax Attributes that may be deemed realized under the Tax Receivable Agreement. Changes in income tax rates, changes in income tax laws or disagreements with tax authorities can adversely affect the Company’s, AST LLC’s or its subsidiaries’ business, financial condition or results of operations.

The TRA holders did not acquire any Class A common stock in an Exchange or Reorganization Transaction, as defined in the Tax Receivable Agreement during the reporting period. As a result, no Tax Receivable Agreement liability has been recorded as of June 30, 2021.

As of June 30, 2021, there have been no exchanges of AST LLC units for Class A common stock of the Company and, accordingly, no TRA liabilities currently exist.

15.   Subsequent Events

On August 8, 2021, the compensation committee of the board of directors of the Company approved the issuance of 1,539,188 stock options and 1,592,031 restricted stock units to employees under the SpaceMobile 2020 Incentive Award Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to AST SpaceMobile, Inc. (formerly known as New Providence Acquisition Corp.). References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to New Providence Acquisition Management LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” for the purposes of federal securities laws that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Form S-1 Registration Statement filed with the SEC on June 25, 2021 (File No. 333-257425) as well as the Risk Factors contained in Part II, Item 1A of this Form 10-Q. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

On April 6, 2021 (the “Closing Date”), the Company completed a business combination (“Business Combination”) pursuant to that certain Equity Purchase Agreement, by and among AST & Science LLC (“AST LLC”), New Providence Acquisition Corp. (“NPA”), the existing equityholders of AST LLC (“AST LLC Existing Equityholders”), Sponsor, and Mr. Abel Avellan. As contemplated by the Equity Purchase Agreement:

(a) NPA was appointed as the managing member of AST LLC and AST LLC became a subsidiary of NPA;

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

(e) AST LLC restructured its capitalization, appointed the Company as its managing member and issued to the Company 51,729,704 units of ownership interest in AST LLC (the “AST LLC Common Units”), which entitle the holder to the distributions, allocations, and other rights under the Fifth Amended and Restated Limited Liability Company Operating Agreement of AST LLC (the “A&R Operating Agreement”), in exchange for which AST LLC received approximately $226.4 million remaining in NPA’s trust account following (i) the $4.8 million payment of deferred underwriting commissions (ii) $0.2 million of redemptions made in connection with NPA’s special meeting of stockholders relating to the transactions contemplated by the Equity Purchase Agreement (the “Special Meeting”) and NPA’s annual meeting of stockholders to approve, among other things, a charter amendment to extend the date by which it had to complete an initial business combination and (iii) the repayment of a $0.6 million related party loan between the Sponsor and NPA;

(f) AST LLC issued to the Company warrants to purchase up to 17,600,000 AST LLC Common Units;

(g) certain investors (the “PIPE Investors”) purchased 23,000,000 shares of Class A Common Stock at a purchase price of $10 per share;

(h) the Company issued 51,636,922 shares of Class B common stock, par value $0.0001 per share, of the Company, which carries one vote per share but no economic rights (“Class B Common Stock”) to the AST LLC Existing Equityholders (other than Mr. Abel Avellan); and

(i) the Company issued 78,163,078 shares of Class C common stock, par value $0.0001 per share, of the Company, which carries ten votes per share but no economic rights (“Class C Common Stock”) to Mr. Abel Avellan (the transactions referred to in clauses (a) through (i), collectively, the “Business Combination”).

The Company received net proceeds of $416.9 million. In connection with the closing of the Business Combination, the Company incurred an additional $30.3 million of contingent transaction costs, which were paid at closing.

Overview

We are an innovative satellite designer and manufacturer. We operate from six locations that include our corporate headquarters and 85,000 square foot satellite assembly, integrating and testing facility in Midland, Texas, as well as operations in Maryland, Spain, the United Kingdom, and Israel. In addition, our 51% owned and controlled subsidiary, NanoAvionika UAB (“Nano”), is located in Lithuania.

We and our global partners are building what we believe is the first and only space-based cellular broadband network to be accessible by standard smartphones. Our SpaceMobile Service is expected to provide cost-effective, high-speed mobile broadband services with global coverage to all end-users, regardless of where they live or work, without the need to purchase special equipment. We believe the SpaceMobile Service would be the first global direct mobile broadband network using low Earth orbit (“LEO”) satellites to provide connectivity to any standard, unmodified, off-the-shelf mobile phone or 2G/3G/4G LTE/5G and IoT-enabled device. We intend to partner with mobile network operators (“MNOs”) to offer the SpaceMobile Service to the MNOs’ end-user customers. Our vision is that users will not need to subscribe to the SpaceMobile Service directly with us, nor will they need to purchase any new or additional equipment. Instead, users will be able to access the SpaceMobile Service when prompted on their mobile device that they are no longer within range of the land-based facilities of the MNO operator or will be able to purchase a plan directly with their existing mobile provider.

The SpaceMobile Service is planned to be provided through a network of 168 high-powered, large phased-array satellites in LEO. The worldwide mobile traffic will be directed by the SpaceMobile Service to a terrestrial gateway and then to the in-country MNO’s core cellular network connected to the internet. Our intent is that users will be able to connect to the SpaceMobile Service as if they were using a local cell tower, with less communication delay effects than existing geostationary satellite communication systems experience.

On April 1, 2019, we launched our first test satellite, BlueWalker 1 (“BW1”), which was used to validate our satellite to cellular architecture and was capable of managing communications delays from LEO orbit and the effects of doppler in a satellite to ground cellular environment using the 4G-LTE protocol. We are currently assembling, integrating and testing the satellite componentry required for our BlueWalker 3 (“BW3”) test satellite. As of the date hereof, we have incurred approximately $51.7 million of capitalized costs (including non-recurring engineering) relating to the BW3 test satellite and expect to incur an additional $14 million to $16 million (including non-recurring engineering) to bring this project to completion. The BW3 test satellite is using SpaceX as a launch services provider, with an available launch window beginning in March 2022. However, the exact timing of such launch is contingent on a number of factors, including satisfactory and timely completion of construction and testing of BW3. In addition, we are also in the development and design process of our first constellation phase of 20 satellites (the “BB1 Satellites”).

Assuming the BW3 test launch is successful, we are currently planning our first commercial satellite launches for the BB1 Satellites to begin during the last quarter of 2022 and continue during the first two or potentially three quarters of 2023. This first phase of satellites is expected to provide satellite coverage in the 49 Equatorial countries, representing a total population of approximately 1.6 billion people, with 20 satellites. We currently plan to achieve full global mobile coverage after the completion of the launches required to deploy an additional 90 satellites which we are targeting to begin during the last quarter of 2023 and continue during 2024, assuming the first phase is successfully completed in the anticipated time frame. Assuming we are able to substantially achieve full global mobile coverage, we currently are planning to begin the launches required to deploy an additional 58 satellites with multiple input multiple output (“MIMO”) capabilities beginning in the fourth quarter of 2024 through the third quarter of 2025. While this represents our current planning, our launch plans and timelines are subject to numerous factors, many of which are beyond our control, including, manufacturing timelines and our ability to successfully contract with launch providers that can accommodate the technical specifications of our BB1 Satellites, proposed orbits and resulting satellite coverage, and proposed launch timing and costs and other factors which could impact the determination of launch providers. Also, the plans described above reflect current estimates. If we determine we need to deploy additional satellites or otherwise change our launch plans, we could incur additional costs, which could be material. Further, given that we are in the process of developing new technology and a first of its kind service, our testing and development process may cause us to modify our plans, which could impact timing and result in additional costs, which could be material. Please refer to the Risk Factors section of our Form S-1 Registration Statement filed with the SEC on June 25, 2021 (File No. 333-257425) as well as the Risk Factors contained in Part II, Item 1A of this Form 10-Q for other factors that could impact launch plans and timelines.

Revenue is currently generated from Nano, which consists of satellite development and manufacturing, procuring and arranging launch services, as well as in-orbit operations. Additionally, on a smaller scale, Nano offers hosted payload services, sale of individual satellite parts and subsystems, and software licenses. We do not currently generate any revenue other than through Nano.

We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. Please refer to the Risk Factors section of our Form S-1 Registration Statement filed with the SEC on June 25, 2021 (File No. 333-257425) as well as the Risk Factors contained in Part II, Item 1A of this Form 10-Q for a description of such risks.

Impact of COVID-19 Pandemic

With the on-going global spread of the COVID-19 pandemic, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its business. The extent to which the COVID-19 pandemic impacts our business, research and development efforts and the value of our equity, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties specific to the industry. To date, the pandemic has not had a material impact to our technology development efforts or results of our operations. However, given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the future effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity.

Components of Results of Operations

Revenues

To date, we have not generated significant revenues and do not expect to begin generating revenues from our SpaceMobile Service until 2023. Our 51% owned subsidiary, Nano, generates revenue from ancillary sales and services in Europe and the United States, but is primarily engaged in the development and manufacture of satellite technology. Nano also sells individual satellite parts, subsystems, and software to be configured to customers’ satellites, and enters into “rideshare” type agreements whereby Nano provides hosted payload services using customers’ payloads integrated with Nano-owned Satellite Buses for scheduled launches. Given the above information, any revenue recognition presented herein primarily relates to Nano’s commercially available goods and services.

Cost of Sales

Cost of sales includes the purchase price of various products and services that are used in performing under Nano’s revenue arrangements. Cost of sales also includes operational costs to fulfil Nano customer orders, including costs for Nano employees and overhead.

Engineering Services

Engineering costs are charged to expense as incurred. Engineering costs consist primarily of the expenses associated with our ongoing engineering efforts to establish feasibility of our satellites, as well as the cost of internal staff (such as engineers and consultants) to support these efforts. Currently, major engineering activities include the manufacturing and assembly of the satellite components required for the BW3 test satellite at the Company’s Midland, Texas facility and the development and design of the first commercial satellite launches for the BB1 Satellites. The BW3 satellite is currently targeted to launch during a launch window beginning in March 2022. However, the exact timing of such launch is contingent on a number of factors, including satisfactory and timely completion of construction and testing of BW3. Additionally, the Company has established alternative uses (separate economic value) for BW3 and therefore, the hard costs (i.e., test equipment, antennas, sensors, cables, launch vehicles) and other nonrecurring costs solely associated with the Company’s BW3 developments are capitalized to its construction in progress (“CIP”) account, and presented on its condensed consolidated balance sheets.

Research and Development Costs

Our research and development (“R&D”) costs consist principally of non-recurring engineering developments in which we typically engage third-party vendors. Currently, major R&D activities include engaging with vendors to help develop the electronic componentry and software to be used in the first commercial satellite launch phase of the BB1 Satellites, which is expected to provide satellite coverage in certain countries along the Equator with 20 satellites.

General and Administrative Costs

Our general and administrative costs include the costs of insurance, personnel, and outside professional services, including accounting and legal fees. As a result of the Business Combination, our general and administrative costs are currently increasing compared to prior-year periods given the increase in expenses necessary to comply with the rules of the SEC and regulations applicable to U.S. public companies, as well as for general and director and officer insurance, investor relations, and professional services.

Depreciation and Amortization

Depreciation and amortization expense includes amounts related to property and equipment as well as definite lived intangible assets. Once BW3 is completed and successfully launched, we expect a significant portion of our depreciation expense to relate to the depreciation of this asset, given its assigned useful life is two years.

Interest Income

Our interest income consists primarily of interest earned on cash and cash equivalents held by us in interest bearing demand deposit accounts.

Interest Expense

Our interest expense consisted of interest on the borrowings from our founder and CEO, Mr. Abel Avellan. We repaid all amounts due under this borrowing as of March 3, 2020.

Other Income and (Expense), Net

Our other income or expense consists of miscellaneous non-operating items, such as foreign exchange gains or losses.

Income Tax Expense

As a result of the Business Combination, AST SpaceMobile, Inc., organized as a C corporation, owns an equity interest in AST LLC in what is commonly referred to as an “Up-C” structure. AST LLC is treated a partnership for U.S. federal and state income tax purposes. In addition, the Company has a controlling ownership interest in a Lithuanian subsidiary that is subject to foreign income taxes and is also treated as a partnership for U.S. federal and state and local taxes. Accordingly, for U.S. federal and state income tax purposes, all income, losses, and other tax attributes pass through to the members’ income tax returns, and no U.S. federal and state and local provision for income taxes has been recorded for these entities in the consolidated financial statements. Certain foreign wholly-owned entities are taxed as corporations in the jurisdictions in which they operate, and accruals for such taxes are included in the consolidated financial statements.

The Company recorded a net deferred tax asset of $71.7 million for the difference between the book value and tax basis of the Company’s investment in AST LLC at the time of the Business Combination. The Company has assessed the realizability of their deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result, the Company has recorded a full valuation allowance against its deferred tax asset resulting from the Business Combination.

Noncontrolling Interest

As a result of the Business Combination, we attribute a portion of net income or loss generated at AST LLC to the noncontrolling interest at AST SpaceMobile, Inc.

Results of Operations

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods.

	Three Months Ended June 30, (unaudited)
	2021	2020	$ Change
	(dollars in thousands)
Revenues	$2,773	$402	$2,371

Cost of sales	(1,112)	(772)	(340)

Gross profit	1,661	(370)	2,031

Operating expenses:
Engineering services	6,321	2,775	3,546
General and administrative costs	9,157	2,635	6,522
Research and development costs	9,052	-	9,052
Depreciation and amortization	567	185	382
Total operating expenses	25,097	5,595	19,502

Other income and expense:
Changes in fair value of warrant liabilities	(41,677)	-	(41,677)
Interest income	6	17	(11)
Interest expense	-	13	(13)
Other expense, net	(6)	(3)	(3)
Total other (expense) income	(41,677)	27	(41,704)

Loss before income tax expense	(65,113)	(5,938)	(59,175)
Income tax expense	(56)	-	(56)
Net loss	$(65,169)	$(5,938)	$(59,231)

Revenues

Total revenues increased by $2.4 million to $2.8 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was primarily due to the achievement of milestones on contracts with third-party customers of Nano.

Cost of Sales

Total cost of sales increased by $0.3 million to $1.1 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase correlates with the increase in revenue and was primarily due to increased costs to deliver new and existing revenue contracts to Nano customers during the three months ended June 30, 2021.

Engineering Services

Total engineering services increased by $3.5 million to $6.3 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was primarily due to a $2.3 million increase in internal engineer headcount and a $0.5 million increase in internal consultant costs. The costs related to recurrent engineers and consultants that are not solely associated with the development of BW3 and BB1 Satellites and are expensed as engineering services. The remaining $0.7 million increase relates to other operating expenses, such as $0.4 million in consumables and components, and $0.3 million in facility expenses. We expect engineering expenses to continue to increase over the upcoming years as the SpaceMobile Service is developed.

General and Administrative Costs

Total general and administrative costs increased by $6.5 million to $9.2 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was primarily due to a $2.2 million increase in employee and consultant-related expenses, such as salaries and recruiting fees due to the increase in headcount compared to the prior-year period, a $1.4 million increase in professional costs due to the increase in legal and accounting services compared to the prior-year period, a $1.3 million increase in insurance costs, and a $1.6 million increase in other miscellaneous expenses, such as corporate office expenses, licenses, and other costs.

Research and Development Costs

Total research and development costs were $9.1 million for the three months ended June 30, 2021 as compared to zero in the three months ended June 30, 2020. The increase was primarily due to the development efforts relating to the SpaceMobile constellation which began to increase substantially during the second quarter of 2021, and is expected to continue to increase in future periods.

Depreciation and Amortization

Total depreciation and amortization expense increased by $0.4 million to $0.6 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was primarily due to the purchase of additional fixed assets and leasehold improvements between periods.

Total Other (Expense) Income

Total other expense was $41.7 million for the three months ended June 30, 2021 as compared to near zero in the three months ended June 30, 2020. The increase was due to the loss on the change in the fair value of the warrant liabilities of $41.7 million since the Closing Date of the Business Combination in the second quarter of 2021. We did not have a similar change in the fair value of the warrant liabilities in the comparative period as the warrant liabilities were recorded as a result of the Business Combination in the second quarter of 2021.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

The following table sets forth a summary of our consolidated results of operations for the interim periods indicated below and the changes between the periods.

	Six Months Ended June 30, (unaudited)
	2021	2020	$ Change
	(dollars in thousands)
Revenues	$3,735	$1,175	$2,560

Cost of sales	(2,019)	(1,801)	(218)

Gross profit	1,716	(626)	2,342

Operating expenses:
Engineering services	11,978	4,924	7,054
General and administrative costs	14,693	4,813	9,880
Research and development costs	9,356	43	9,313
Depreciation and amortization	1,182	305	877
Total operating expenses	37,209	10,085	27,124

Other income and expense:
Changes in fair value of warrant liabilities	(41,677)	-	(41,677)
Interest income	8	53	(45)
Interest expense	-	(9)	9
Other expense, net	(36)	(6)	(30)
Total other (expense) income	(41,705)	38	(41,743)

Loss before income tax expense	(77,198)	(10,673)	(66,525)
Income tax expense	(57)	-	(57)
Net loss	$(77,255)	$(10,673)	$(66,582)

Revenues

Total revenues increased by $2.6 million to $3.7 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was primarily due to an increase in sales to new third-party customers, as well as the achievement of milestones on contracts with existing third-party customers of Nano.

Cost of Sales

Total cost of sales increased by $0.2 million to $2.0 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase correlates with the increase in revenue and was primarily due to increased costs to deliver new and existing revenue contracts to Nano customers during the six months ended June 30, 2021.

Engineering Services

Total engineering services increased by $7.1 million to $12.0 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was primarily due to a $4.3 million increase in internal engineer headcount and a $1.1 million increase in internal consultant costs. The costs related to recurrent engineers and consultants that are not solely associated with the development of BW3 and BB1 Satellites and are expensed as engineering services. The remaining $1.7 million increase relates to other operating expenses, such as $1.1 million in consumables and components, and $0.6 million in facility expenses. We expect engineering expenses to continue to increase over the upcoming years as the SpaceMobile Service is developed.

General and Administrative Costs

Total general and administrative costs increased by $9.9 million to $14.7 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was primarily due to a $3.8 million increase in employee and consultant-related expenses, such as salaries and recruiting fees due to the increase in headcount compared to the prior-year period, a $2.1 million increase in professional costs due to the increase in legal and accounting services compared to the prior-year period, a $1.4 million increase in insurance costs, and a $2.6 million increase in other miscellaneous expenses, such as corporate office expenses, licenses, and other costs.

Research and Development Costs

Total research and development costs increased by $9.3 million to $9.4 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was primarily due to third-party development efforts relating to the BB1 Satellites to be used in the SpaceMobile constellation.

Depreciation and Amortization

Total depreciation and amortization expense increased by $0.9 million to $1.2 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was primarily due to the purchase of additional fixed assets and leasehold improvements in the 2021 period.

Total Other (Expense) Income

Total other expense was $41.7 million for the six months ended June 30, 2021 as compared to near zero in the six months ended June 30, 2020. The increase was due to the loss on the change in the fair value of the warrant liabilities of $41.7 million since the Closing Date of the Business Combination. We did not have a similar change in the fair value of the warrant liabilities in the comparative period as the warrant liabilities were recorded as a result of the Business Combination in the second quarter of 2021.

Liquidity and Capital Resources

We require capital to fund our operating expenses and to make capital expenditures. We expect our capital requirements to increase as our operations expand. As a result of the Business Combination, which occurred on April 6, 2021, NPA contributed net proceeds of approximately $416.9 million. We had $402.6 million of cash and cash equivalents on hand as of June 30, 2021. We believe our cash on hand, inclusive of the cash obtained from the Business Combination, is sufficient to meet our current working capital and capital expenditure requirements for a period of at least eighteen months from the date of this Quarterly Report on Form 10-Q.

The design, manufacture, integration, testing, assembly and launch of satellites and related components and related ground infrastructure is a capital-intensive venture. We estimate the capital asset investments required for the manufacture and launch of the first phase of 20 SpaceMobile satellites to be between approximately $260 million and $300 million, which is expected to be incurred through the remainder of 2021, during 2022 and during 2023. Assuming we are able to execute on our current planned timeframe, we estimate the capital asset investments required for the manufacture and launch of all phases of the planned constellation, including the 168 satellites we currently anticipate are required to reach substantial global mobile coverage with MIMO capabilities to be between approximately $1.7 billion and $1.9 billion, expected to be incurred through the remainder of 2021 and through the third quarter of 2025. Through at least the end of 2023, and potentially into 2024 our operating expenses (excluding depreciation and amortization) are expected to increase quarterly resulting from increases in expenses relating to 1) hiring the required employees to complete the manufacture, assembly, integration and testing of the BW3 Satellite during 2021 and BB1 Satellites during 2022 and 2023, 2) additional general and administrative costs relating to the operation of a growing public company (legal and accounting fees, D&O and other insurance, etc.) and the related increase in the number of corporate employees, 3) expenses relating to the negotiation and procurement activities relating to the design and procurement required for the BB1 Satellites and efforts related to the required regulatory approvals, and 4) third-party research and development efforts relating to the development and design elements of the BB1 Satellites. We believe we have sufficient capital to fund planned operations and capital investments for at least 18 months from the date hereof. The capital asset investments required to complete the SpaceMobile constellation and related operating costs are preliminary estimates. As we complete the design, development, componentry and launch procurement, assembly, integration and testing of the BB1 Satellites, our estimates may be subject to change and actual costs may be materially greater than our current estimates. We will need to raise additional capital to continue developing and launching satellites required to complete the SpaceMobile Service. We expect to raise additional funds through the issuance of equity, equity related or debt securities, or through obtaining credit from government or financial institutions or commercial partners. This capital may be necessary to fund ongoing operations, continue research, development and design efforts, improve infrastructure, and launch satellites. We cannot be certain that additional funds will be available to us on favorable terms if required, or at all. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects could be materially adversely affected.

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, (unaudited)
	2021	2020
	(dollars in thousands)
Cash and cash equivalents	$402,612	$78,128

Cash used in operating activities	$(38,372)	$(9,389)
Cash used in investing activities	(18,598)	(9,277)
Cash provided by financing activities	416,878	70,338

Operating activities

Cash used in operating activities was $38.4 million for the six months ended June 30, 2021, as compared to cash used in operating activities of $9.4 million for the same period in 2020. The $29.0 million increase in cash used in operating activities for the six months ended June 30, 2021 was primarily attributable to the $66.6 million higher net loss as a result of our Business Combination and related expansion of our operations and satellite technology development efforts, net of non-cash cost items and changes in operating working capital. Non-cash cost items increased $43.2 million period-over-period, primarily driven by a change in fair value of the warrant liability of $41.7 million, and a decrease in operating working capital of $5.6 million period-over-period.

Investing activities

Cash used in investing activities was $18.6 million for the six months ended June 30, 2021, as compared to cash used in investing activities of $9.3 million for the same period in 2020. The $9.3 million increase in cash used in investing activities for the six months June 30, 2021 was primarily attributable to a $3.6 million increase in BW3 satellite construction costs, as well as a $5.7 million increase in purchases of property and equipment including satellite antennas, test equipment, and leasehold improvements.

Financing activities

Cash provided by financing activities was $416.9 million for the six months June 30, 2021, as compared to cash provided by financing activities of $70.3 million for the same period in 2020. The $346.6 million increase in cash provided by financing activities for the six months ended June 30, 2021 was primarily attributable to $456.4 million of cash proceeds from the Business Combination and a decrease in the repayment for a founder bridge loan of $1.8 million as compared to the prior period, offset by $39.5 million of direct costs incurred relating to the merger with NPA and by $72.1 million decrease in net proceeds from the issuance of AST LLC Series B Preferred Units in the 2020 period.

Funding Requirements

We believe our existing cash and cash equivalents along with the net proceeds received from the Business Combination with NPA will be sufficient to meet anticipated cash requirements for at least 18 months from the date hereof. However, our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend capital resources sooner than we expect.

Future capital requirements will depend on many factors, including:

●	Seeking and obtaining market access approvals;
●	Establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support our satellite development;
●	Addressing any competing technological and market developments;
●	Technological or manufacturing difficulties, design issues or other unforeseen matters;
●	Negotiation of launch agreements, launch delays or failures or deployment failures or in-orbit satellite failures; and
●	Attracting, hiring, and retaining qualified personnel.

Until such time, if ever, as we can generate substantial revenues to support our cost structure, we expect to finance cash needs through a combination of equity offerings, debt financings, commercial and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of stockholders will be, or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through commercial agreements, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies and/or future revenue streams, or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Also, our ability to raise necessary financing could be impacted by the COVID-19 pandemic and its effects on the market conditions. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our commercialization efforts or grant rights to develop and market other services even if we would otherwise prefer to develop and market these services ourselves or potentially discontinue operations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual Obligations

The following table reflects the Company’s contractual obligations as of June 30, 2021:

	Payments Due by Period
	Total	Less than 1 year	More than 1 year and less than 3	More than 3 years and less than 5	More than 5 years
	(dollars in thousands)
Operating lease obligations (1)	$13,448	$1,371	$2,580	$2,286	$7,211
Total	$13,800	$1,403	$2,595	$2,347	$7,455

1)	The Company primarily leases office space under operating lease agreements, with the most material lease relating to its International Air & Space Port in Midland, Texas. Refer to Note 6 — Commitments and Contingencies in the notes to condensed consolidated financial statements for additional information on the Company’s leases.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our unaudited condensed consolidated financial statements. Our significant accounting policies are described in Note 2 of the Company’s unaudited condensed consolidated financial statements included elsewhere in this Report. Our critical accounting policies are described below.

BlueWalker3 Capitalization

We account for research and development costs related to the BW3 test satellite based on guidance in ASC 730 – Research and Development (“ASC 730”). In reaching this conclusion, we have determined there is an alternative future use for BW3 as defined in this guidance. Under ASC 730, certain costs related to the construction of the BW3 test satellite are capitalized and reported as construction-in-progress (“CIP”) on our condensed consolidated balance sheets. We capitalize only those expenditures and ancillary costs that are directly attributable to the construction phase and necessarily incurred to place BW3 into its intended location and use. To date, capitalized expenditures include the costs for satellite parts and other non-recurring costs directly associated with BW3 developments. The other non-recurring costs primarily include third-party engineers and consultants who are hired solely for the assembly of BW3 and are responsible for the value and progression of the project. The costs for internal, recurrent engineers and consultants are expensed as engineering services and not capitalized to the CIP account on our condensed consolidated balance sheets, as these employees are not directly associated with the development of BW3. Costs incurred that are not directly attributable to the construction phase or necessarily incurred to place BW3 into its intended location and use are recognized as an expense as incurred.

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the Accounting Standards Codification (“ASC”) 480 - Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815 - Derivatives and Hedging (“ASC 815”). Our assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period-end date while the warrants are outstanding.

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

Goodwill, Intangibles and Long-Lived Assets

We assess goodwill for impairment at least annually in the fourth quarter, on a reporting unit basis, or more frequently, when events and circumstances occur indicating that the recorded goodwill may be impaired. For the year ended December 31, 2020, our goodwill impairment process included applying a quantitative impairment analysis where the fair value of the reporting unit was compared to its carrying value (including goodwill). We engaged an independent third-party valuation specialist to assist in the determination of the fair value of the reporting unit based upon inputs and assumptions provided by management. The fair value of the reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.  Significant judgments inherent in these analyses include estimating the amount and timing of future cash flows and the selection of appropriate discount rates and long-term growth rate assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting unit and could result in an impairment charge, which could be material to our financial position and results of operations. Based on the results of the quantitative impairment analysis, it was determined that there has been no impairment of goodwill related to the reporting unit as of December 31, 2020.

We assess the impairment of intangible and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important in the determination of an impairment include significant underperformance relative to historical or projected future operating results, significant changes in the manner that we use the acquired asset and significant negative industry or economic trends.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of June 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

Except as described below, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with a restatement of NPA’s 2020 financial statements, NPA management re-evaluated the effectiveness of NPA’s disclosure controls and procedures as of December 31, 2020. NPA management concluded that NPA’s disclosure controls and procedures were not effective as of December 31, 2020 due to a material weakness in internal control over financial reporting with respect to the accounting for complex accounting instruments, solely as a result of our classification of the warrants as components of equity instead of as derivative liabilities. SpaceMobile believes that the identified material weakness was remediated following the Merger. Prior to the Merger, NPA was not under SpaceMobile’s current internal control and review process, which includes (i) expanded review processes for complex securities and related accounting standards, (ii) the utilization of third-party professionals and consultations regarding complex accounting applications, and (iii) a larger accounting staff with the requisite experience and training to supplement existing accounting professionals.

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

Item 1A. Risk Factors.

There are a number of factors that may adversely affect our business, financial results or stock price. These risks are described elsewhere in this report or our other filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Registration Statement on Form S-1 filed with the SEC on June 25, 2021 (File No. 333-257425). Additional risks that we currently do not know about or currently view as immaterial may also impair our business or adversely impact our financial results or stock price.

We are providing an update to the Risk Factors contained in the Registration Statement referenced above under the heading “Risks Related to our Business and Industry” and the first Risk Factor under the heading “Risks Related to Our Satellites and Planned SpaceMobile Service”. These Risk Factors should be considered together with the other Risk Factors contained in such Registration Statement.

Risks Related to Our Business and Industry

Our SpaceMobile Service is in development and may not be completed on time or at all and the costs associated with it may be greater than expected.

While we estimate the capital asset investments required for the manufacture and launch of the SpaceMobile Service will be between approximately $1.7 billion and $1.9 billion, there can be no assurance that we will complete the SpaceMobile Service and related infrastructure, products and services on a timely basis, on budget or at all. Design, manufacture and launch of satellite systems are highly complex and historically have been subject to frequent delays and cost over-runs. Development of SpaceMobile Service, which is utilizing new technology, may suffer from delays, interruptions or increased costs due to many factors, some of which may be beyond our control, including:

●	the failure of the SpaceMobile Service to work as expected as a result of technological or manufacturing difficulties, design issues or other unforeseen matters;

●	lower than anticipated demand and acceptance for the SpaceMobile Service and mobile satellite services in general;

●	the inability to obtain capital to finance the SpaceMobile Service and related infrastructure, products and services on acceptable terms or at all;

●	engineering and/or manufacturing performance failing or falling below expected levels of output or efficiency;

●	denial or delays in receipt of regulatory approvals or non-compliance with conditions imposed by regulatory authorities;

●	the breakdown or failure of equipment or systems;
●	the inability to reach commercially viable agreements with launch providers that can accommodate the technical specifications of our satellites, proposed orbits and resulting satellite coverage, and proposed launch timing;

●	non-performance by third-party contractors or suppliers;

●	the inability to develop or license necessary technology on commercially reasonable terms or at all;

●	launch delays or failures or deployment failures or in-orbit satellite failures once launched;

●	the inability to reach commercially viable cooperative agreements to license spectrum with one or more MNOs;

●	labor disputes or disruptions in labor productivity or the unavailability of skilled labor;

●	increases in the costs of materials or services;

●	changes in project scope;

●	increased competition;

●	additional requirements imposed by changes in laws or regulations; or

●	severe weather or catastrophic events such as fires, earthquakes, storms or explosions.

If any of the above events occur, they could have a material adverse effect on our ability to continue to develop the SpaceMobile Service and related infrastructure, products and services, which would materially adversely affect our business, financial condition and results of operations.

We will incur significant expenses and capital expenditures in the future to execute our business plan and develop the SpaceMobile Service, and we may by unable to adequately control our expenses.

We will incur significant expenses and capital expenditures in the future to further our business plan and develop the SpaceMobile Service, including expenses to:

●	design, develop, assemble and launch our satellites;

●	design and develop the components of the SpaceMobile Service;

●	conduct research and development;

●	purchase raw materials and components;

●	launch and test our systems;

●	expand our design, development, maintenance and repair capabilities; and

●	increase our general and administrative functions to support our growing operations and the management of a public company.

Because we will incur the costs and expenses from these efforts before we receive any revenues with respect thereto, our losses in future periods will be significant. Also, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses. Our ability to become profitable in the future will not only depend on our ability to successfully launch satellites and build the SpaceMobile Service, but also to control costs. If we are unable to efficiently design, manufacture, launch and service our satellites or experiences significant delays during such development, our potential margins, potential profitability and prospects would be materially and adversely affected.

We will need to raise additional funds to fully implement our planned SpaceMobile Service. These funds may not be available to us when we need them on favorable terms or at all. If we cannot raise additional funds when needed, our operations and prospects could be negatively affected.

The design, manufacture, integration, testing, assembly and launch of satellites and related components and related ground infrastructure is a capital-intensive venture. We estimate the capital asset investment required for the manufacture and launch of the first phase of 20 SpaceMobile satellites to be between approximately $260 million and $300 million. We expect that we will have sufficient capital to fund planned operations and development for the next 18 months. In the event that the gross costs associated with designing, building and launching the SpaceMobile Service are greater than expected, we may exhaust our existing capital more rapidly than expected. We will need to raise additional capital to continue developing and launching the satellites to complete subsequent phases of the SpaceMobile Service. We expect to raise additional funds through the issuance of equity, equity related or debt securities, or through obtaining credit from government or financial institutions or commercial partners. This capital may be necessary to fund our ongoing operations, continue research, development and design efforts, improve infrastructure, and launch satellites. We cannot be certain that additional funds will be available to us on favorable terms if required, or at all. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects could be materially adversely affected.

We are an early stage company with a history of losses and may never become profitable.

We incurred a net loss of $24.4 million for the year ended December 31, 2020, and have incurred net losses of approximately $40.6 million from our inception through December 31, 2020. We will continue to incur operating and net losses each quarter until at least the time we begin generating revenue as a result of planned launches of our commercial satellites, which is not currently expected to begin until the last quarter of 2022, and may occur later. The likelihood of success of our business plan must be considered in light of the substantial challenges, expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the competitive environment in which we operate. The development of a satellite-based global direct wireless broadband network and related intellectual property is a speculative undertaking, involves a substantial degree of risk, is a capital-intensive business and may ultimately fail. If we cannot successfully execute our plan to develop a global direct wireless broadband network from LEO satellites, referred to as SpaceMobile Service, our business will not succeed.

Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of SpaceMobile Service, which may not occur. Even if we are able to successfully develop our SpaceMobile Service, there can be no assurance that it will be commercially successful and become profitable on a sustained basis, if at all. We expect to have quarter-to-quarter fluctuations in revenues, expenses and capital expenditures, some of which could be significant, due to research, development, manufacturing expenses and the investments required to manufacture and launch the SpaceMobile Service constellation satellites.

We will rely on MNOs and require regulatory approvals to access the spectrum the SpaceMobile Service needs to operate.

Unlike traditional mobile satellite services, the SpaceMobile Service does not deliver service over spectrum allocated for mobile satellite use. Rather, the SpaceMobile Service is designed to deliver service over spectrum allocated for terrestrial mobile use. To do so, regulators in each country where we will offer the SpaceMobile Service will need to approve the SpaceMobile Service’s use of spectrum in this manner. We cannot be sure that these regulatory approvals will be forthcoming or, if received, that they will be issued at a time and on terms and conditions that will allow us to meet our business plan. We will also need to reach cooperative agreements with MNOs under which they will agree to provide us with access to their licensed spectrum on suitable terms and conditions. We cannot be sure that such agreements can be reached or that the terms of such agreements will allow us to provide the SpaceMobile Service for a sufficient period of time or on terms and conditions that will allow us to meet our business plan.

We have a limited operating history and operate in a rapidly evolving industry, which makes it difficult to evaluate our business and future prospects and increases the risk of your investment.

Formed in May 2017, we have a limited operating history in the satellite communications industry, which is rapidly evolving. As a result, there is limited information on which investors can base an evaluation of our business, strategy, operating plan, results and prospects. We intend to derive substantially all of our revenues from the SpaceMobile Service, which is still in the beginning stages of development. There are also no assurances that we will be able to secure future business with MNOs, who are in turn expected to market and sell the SpaceMobile Service to their existing customers as the end-user.

It is difficult to predict future revenues and appropriately budget for expenses, and we have limited insight into trends that may emerge and affect our business. We are a pre-revenue company facing substantial business and operational risks, including a relatively untested market strategy, all of which makes forecasting future business results particularly difficult and results in a significant level of execution risk.

Our ability to successfully implement our business plan will depend on a number of factors outside of our control.

The success of our business plan is dependent on a number of factors outside of our control, including:

●	the ability to maintain the functionality, capacity and control of the SpaceMobile Service and satellite network once launched;

●	the ability to access MNO spectrum on suitable terms to us;

●	the level of market acceptance and demand for our products and services from MNOs and their end-user customers;

●	the ability to introduce innovative new products and services that satisfy market demand;

●	the ability to comply with all applicable regulatory requirements in the countries in which we plan to operate;

●	the effectiveness of competitors in developing and offering similar services and products;
●	consumer acceptance of initial phases of the SpaceMobile service;

●	the ability to find third parties to successfully launch our satellites; and

●	the ability to maintain competitive prices for our products and services and to control our expenses.

Also, if the experience of the SpaceMobile Service’s end-users is not reasonably equivalent to the experience they have using a terrestrial network, we may not achieve widespread consumer acceptance.

We are highly dependent on the services of Abel Avellan, our founder, Chairman and Chief Executive Officer, and if we are unable to retain Mr. Avellan, attract and retain key employees and hire qualified management, technical and engineering personnel, our ability to compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. We our highly dependent on the services of Abel Avellan, our founder, Chairman and Chief Executive Officer. Mr. Avellan is the source of many of the unique technology and development of our business. If Mr. Avellan were to discontinue his employment with the Company due to death, disability or any other reason, we would be significantly disadvantaged. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business.

Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel, in particular engineers. Experienced and highly skilled employees are in high demand, competition for these employees can be intense and there may be concerns regarding new employees’ unauthorized disclosure of competitors’ trade secrets, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. Because our satellites are based on a different technology platform than traditional LEO satellites, individuals with sufficient training in our technology may not be available to hire, and as a result, we will need to expend significant time and expense training the employees it does hire. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our global business strategy. Any failure by our management team and our employees to perform as expected may have a material adverse effect on our business, prospects, financial condition and operating results.

Rapid and significant technological changes could render the SpaceMobile Service obsolete and impair our ability to compete.

The satellite communications industry is subject to rapid advances and innovations in technology. We may face competition in the future from companies using new technologies and new satellite systems. New technology could render the planned SpaceMobile Service obsolete or less competitive by satisfying customer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect the business plan may include the deployment by our competitors of new satellites with greater power, flexibility, efficiency or capabilities than ours, as well as continuing improvements in terrestrial wireless technologies. For us to keep pace with technological changes and remain competitive, we may need to make significant capital expenditures, including capital to design and launch new products and services. Customer acceptance of the products and services that we offer may be affected continually by technology-based differences in product and service offerings compared to those of competitors. New technologies may also be protected by patents or other intellectual property laws and therefore may not be available. Any failure to implement new technology within our SpaceMobile Service may compromise our ability to compete.

If we fail to manage our future growth effectively, our business, prospects, operating results and financial condition may be materially adversely affected.

We intend to expand our operations significantly as we develop the SpaceMobile Service and commence commercial operations. To properly manage our growth, we will need to hire and retain additional personnel, upgrade our existing operational management and financial and reporting systems, and improve our business processes and controls. our future expansion will include:

●	hiring and training new personnel;

●	assembling and servicing the satellite network;

●	developing new technologies;

●	controlling expenses and investments in anticipation of expanded operations;

●	upgrading the existing operational management and financial reporting systems and team to comply with requirements as a public company; and

●	implementing and enhancing administrative infrastructure, systems and processes.

Failure to manage growth effectively could have a material adverse effect on the quality of the execution of our business plan, our ability to attract and retain professionals, as well as our business, financial condition and results of operations.

Also, as we introduce new services or enters into new markets, we may face new market, technological, operational, compliance and administrative risks and challenges, including risks and challenges unfamiliar to us. We may not be able to mitigate these risks and challenges to achieve our anticipated growth or successfully execute large and complex projects, which could materially adversely affect our business, prospects, financial condition and results of operations.

We could fail to achieve revenue, or experience a decline in revenue, as a result of increasing competition from companies in the wireless communications industry, including wireless and other satellite operators, and from the extension of land-based communications services or new technologies.

We may face increased competition from new competitors, new technologies or new equipment, including new LEO constellations and expansion of existing geostationary satellite systems or new technology that could eliminate the need for a satellite system. Satellite service providers or others that rely on satellites for their business purposes and end markets, including us, face a currently challenging industry as evidenced by the recent bankruptcies of OneWeb and Intelsat. The provision of satellite-based services and products is subject to downward price pressure when capacity exceeds demand. In addition to satellite-based competitors, terrestrial voice and data service providers, both wireline and wireless, could further expand into rural and remote areas and provide the same general types of services and products that we intend to provide. Although satellite communications services and terrestrial communications services are not perfect substitutes, the two compete in some markets and for some services and this competition may increase if the SpaceMobile Service proves successful. Consumers generally perceive terrestrial wireless voice communication products and services as less expensive and more convenient than those that are satellite-based. As a result of competition, we may not be able to successfully launch our SpaceMobile Service or products, retain our customers and attract new customers.

We face competition from existing and potential competitors in the telecommunications industry, including terrestrial and satellite-based network systems.

The mobile satellite services industry at-large is highly competitive, and we currently face substantial general competition from other service providers that offer a range of mobile and fixed communications options. There are also a number of competitors working to develop innovative solutions to compete in this industry. Also, while we view our services as largely complementary to terrestrial wireline and wireless communications networks through our MNO partnerships, we also compete with them indirectly.

We face competition from other service providers that offer a range of mobile and fixed communications options, such as Inmarsat, Globalstar, ORBCOMM, Thuraya Telecommunications Co. and Iridium Communications. Also, we will face competition from companies seeking to develop new LEO networks such as SpaceX’s Starlink, OneWeb and Amazon’s Kuiper. In addition, a continuing trend toward consolidation and strategic alliances in the telecommunications industry, as well as the potential development of new satellite constellations, could give rise to significant new competitors.

We also compete with regional mobile satellite communications services in several geographic markets. In these cases, the majority of our competitors’ customers require regional, not global, mobile voice and data services so competitors may present a viable alternative to the SpaceMobile Service. These regional competitors operate or plan to operate geostationary satellites. In some markets, we compete directly or indirectly with very small aperture terminal operators that offer communications services through private networks using very small aperture terminals or hybrid systems to target business users. We also compete indirectly with terrestrial wireline and wireless communications networks and to the extent that terrestrial communications companies invest in underdeveloped areas, we may face increased competition in those areas. Furthermore, some foreign competitors may benefit from government subsidies, or other protective measures, afforded by their home countries.

Some of these competitors may provide more efficient products or services than we will be able to provide, which could reduce our market share and adversely affect our revenues and business.

We will be dependent on third parties to market and sell our products and services.

We intend to partner with MNOs, and accordingly will rely on them to market and sell our products and services to end users and to determine the prices end users pay. As a result of these arrangements, we will be dependent on the performance of our commercial partners to generate most of our revenue. Such commercial partners will operate independently of us, and we will have limited control over their operations, which exposes us to significant risks. Commercial partners may not commit the necessary resources to market and sell our products and services and may also market and sell competitive products and services. Also, such commercial partners may not comply with the laws and regulatory requirements in their local jurisdictions, which could limit their ability to market or sell our products and services.

We are currently party to a number of memoranda of understandings or similar agreements with MNOs. However, before we can offer the service, we will need to negotiate definitive commercial agreements with MNOs, which would supersede the memoranda of understanding. There can be no assurance that we will be able to negotiate such definitive agreements on terms acceptable to us. If current or future commercial partners do not perform adequately or agree to commercially reasonable terms acceptable to us, we may be unable to increase our revenue in these markets or enter new markets, and we may not realize our expected growth, and our brand image and reputation could be damaged.

We rely on third parties for a supply of equipment, satellite components and services.

Our business depends in large part on our ability to execute our plans to assemble, integrate and test our satellites and components at our facility in Midland, Texas. We rely on multiple suppliers to supply and produce certain highly-technical components. Any failure of these suppliers or others to perform could require us to seek alternative suppliers or to expand our production capabilities, which could incur additional costs and have a negative impact on our cost or supply of components. Also, production or logistics in supply or production areas or transit to final destinations can be disrupted for a variety of reasons including, but not limited to, natural and man-made disasters, information technology system failures, transportation difficulties, commercial disputes, military actions, economic, business, labor, environmental, public health or political issues or international trade disputes. If any of our suppliers terminate their relationships with us, fail to provide equipment or services on a timely basis, or fail to meet performance expectations, we may be unable to provide products or services to customers in a competitive manner, which could in turn negatively affect our financial results and reputation.

Our continued development of our SpaceMobile Service is and will be subject to risks, including with respect to:

●	securing necessary components on acceptable terms and in a timely manner;

●	delays in delivery of final component designs to our suppliers;

●	our ability to attract, recruit, hire and train skilled employees;

●	quality controls;

●	legal or regulatory limitations placed on our launch providers as a result of geopolitical actions or otherwise;

●	satellite launch or deployment failures;

●	negotiation of agreements with launch providers;

●	delays or disruptions in supply chain; and

●	other delays and cost overruns.

We do not know whether we will be able to develop efficient, automated, low-cost production capabilities and processes and reliable sources of component supply that will enable us to successfully operate our SpaceMobile Service. Any failure to develop such production processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, prospects, financial condition and operating results.

We and our suppliers rely on complex systems and components, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We and our suppliers rely on complex systems and components for the operation and assembly of our satellites, which involves a significant degree of uncertainty and risk in terms of operational performance and costs. These components may suffer unexpected malfunctions from time to time and may require repairs and spare parts to resume operations, which may not be readily available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, difficulty or delays in obtaining governmental permit, damages or defects in various components, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the monetary losses, delays, unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition or operating results.

We face substantial risks associated with our international operations.

We plan to offer our SpaceMobile Service globally and intend to partner with a number of foreign MNOs. Also, we have development offices or teams in Spain, the United Kingdom and Israel and own a controlling interest in a company located in Lithuania. We also source supplies from international suppliers. Operating in foreign countries poses substantial risks, including:

●	difficulties in developing products and services that are tailored to the needs of local customers;

●	unavailability of, or difficulties in establishing, relationships with local MNOs;

●	instability of international economies and governments;

●	changes in laws and policies affecting trade and investment in other jurisdictions, including the United Kingdom’s exit from the European Union;

●	exposure to varying legal standards, including data privacy, security and intellectual property protection in other jurisdictions;

●	difficulties in obtaining required regulatory authorizations;

●	difficulties in enforcing legal rights in other jurisdictions;

●	local domestic ownership requirements;

●	requirements that certain operational activities be performed in-country;

●	changing and conflicting national and local regulatory requirements;

●	foreign currency exchange rates and exchange controls; and

●	ongoing compliance with the U.S. Foreign Corrupt Practices Act, U.S. export controls, anti-money laundering and trade sanction laws, and similar anti-corruption and international trade laws in other countries.

MNOs will expose us to currency exchange risk, and we cannot predict the effect of future exchange rate fluctuations on our business and operating results.

Upon the launch of the SpaceMobile Service, we anticipate generating a significant portion of revenues from our agreements with international MNOs. As a result, our international operations will be sensitive to currency exchange risks. We anticipate having currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we anticipate transacting business and the U.S. dollar may adversely affect our results of operations and financial condition.

Pursuing strategic transactions may cause us to incur additional risks.

We may pursue acquisitions, joint ventures or other strategic transactions from time to time. We may face costs and risks arising from any such transactions, including integrating a new business into our business or managing a joint venture. These risks may include adverse legal, organizational and financial consequences, loss of key customers and distributors, and diversion of management’s time.

Also, any major business combination or similar strategic transaction may require significant additional financing. Further, depending on market conditions, investor perceptions of us and other factors, we might not be able to obtain financing on acceptable terms, in acceptable amounts, or at appropriate times to implement any such transaction.

We may be negatively affected by global economic conditions.

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about global economic conditions poses a risk as individual consumers, businesses and governments may postpone spending in response to tighter credit, negative financial news, declines in income or asset values, or budgetary constraints. Reduced demand could cause a significant delay in the launch of our satellites or the development of the SpaceMobile Service which in turn could cause a decline in our anticipated future revenue and make it more difficult to operate profitably in the future, potentially compromising our ability to pursue our business plan. We expect our future growth rate will be affected by the condition of the global economy, increased competition, maturation of the satellite communications industry, and the difficulty in sustaining high growth rates as we increase in size.

The ongoing COVID-19 pandemic may disrupt our operations and affect our ability to successfully complete the research and development of the SpaceMobile Service on a timely basis.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, including the supply chain for computer chips, and created significant volatility and disruption in the financial and capital markets. We are unable to accurately predict the full impact that the ongoing COVID-19 pandemic will have on our planned development of the SpaceMobile Service, our financial condition, and operational activities due to numerous factors that are not within our control, including the duration and severity of the outbreak, stay-at-home orders, business closures, governmental efforts to distribute vaccines and overall vaccination rates, travel restrictions, supply chain disruptions and employee illness or quarantines, which could result in disruptions to our operations and adversely impact our operations and financial condition. Also, the COVID-19 pandemic has resulted in ongoing volatility in the financial and capital markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets relating to the COVID-19 pandemic, our operations and financial condition could be adversely impacted. Any future delays as a result of COVID-19 would delay our phased development.

Our management has limited experience in operating a public company.

Certain of our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could result in an increasing amount of their time that may be devoted to these activities which will result in less time being devoted to the management and growth of our business. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of U.S. public companies. We are in the process of upgrading our finance and accounting systems to an enterprise system suitable for a public company, and a delay could impact our ability or prevent us from timely reporting our operating results, timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a U.S. public company may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

We may not be able to launch our satellites successfully. Loss of a satellite during launch could delay or impair our ability to offer our services or reduce our expected potential revenues, and launch insurance, even if it is available, will not fully cover this risk.

We will rely on third parties to launch our satellites. If we fail to find third parties to launch our satellites, fail to negotiate acceptable launch agreements or if the third parties fail to perform or delay their performance, the SpaceMobile Service may not be made operational in the anticipated timeframe or at all.

We currently expect to insure the launch, over-time, of all or a portion of 168 satellites to operate the SpaceMobile Service as intended, but do not intend to insure our satellites once they are launched for their remaining in-orbit operational lives. Launch insurance currently costs approximately 5% to 10% of the insured value of the satellite (including launch costs), but may vary depending on market conditions and the safety record of the launch vehicle. We may choose not to insure every launch or to only partially insure some or all launches. Even if a lost satellite is fully insured, acquiring a replacement satellite may be difficult and time consuming. Furthermore, the insurance does not cover lost revenue.

We expect any launch failure insurance policies that we obtain to include specified exclusions, deductibles and material change limitations. Typically, these insurance policies exclude coverage for damage arising from acts of war, lasers, and other similar potential risks for which exclusions are customary in the industry at the time the policy is written.

If launch insurance rates were to rise substantially, all of the launch costs would increase. Also, in light of increasing costs, the scope of insurance exclusions and limitations on the nature of the losses for which we can obtain insurance, or other business reasons, we may conclude that it does not make business sense to obtain third-party insurance and may decide to pursue other strategies for mitigating the risk of a satellite launch failure, such as obtaining relaunch guaranties from the launch provider. It is also possible that insurance could become unavailable, either generally or for a specific launch vehicle, or that new insurance could be subject to broader exclusions on coverage, in which event we would bear the risk of launch failures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

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

AST SPACEMOBILE, INC. (formerly known as New Providence Acquisition Corp.)

Date: August 16, 2021	By:	/s/ Abel Avellan
	Name:	Abel Avellan
	Title:	Chairman and Chief Executive Officer
Principal Executive Officer

Date: August 16, 2021	By:	/s/ Tom Severson
	Name:	Tom Severson
	Title:	Chief Operating Officer and Chief Financial Officer
Principal Financial Officer

