Form 10-Q
period 2021-09-30
AST SpaceMobile, Inc.
filed 2021-11-15
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of  November 15, 2021, there were 51,729,904 shares of Class A common stock, $0.0001 per value, 51,636,922 shares of Class B common stock, $0.0001 par value, and 78,163,078 shares of Class C common stock, $0.0001 par value, issued and outstanding.

AST SPACEMOBILE, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands, except per share data)

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$360,390	$42,777
Accounts receivable	1,282	2,081
Inventory	2,726	2,591
Prepaid expenses	4,119	1,249
Other current assets	2,072	2,234
Total current assets	370,589	50,932

Property and equipment:
BlueWalker 3 Satellite - construction in progress	56,677	27,013
Property and equipment, net	19,909	10,057
Total property and equipment, net	76,586	37,070

Other non-current assets:
Operating lease right-of-use assets	6,783	7,045
Intangible assets, net	335	526
Goodwill	3,704	3,912
Other assets and deposits	3,010	160
Total other non-current assets	13,832	11,643

TOTAL ASSETS	$461,007	$99,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,656	$4,990
Accrued expenses and other current liabilities	3,377	4,222
Deferred revenue	4,850	3,401
Current operating lease liabilities	495	504
Total current liabilities	15,378	13,117

Warrant liabilities	76,108	-
Non-current operating lease liabilities	6,433	6,541
Total liabilities	97,919	19,658

Commitments and contingencies (Note 6)

Stockholders’ Equity
Class A common stock, $.0001 par value, 800,000,000 shares authorized, 51,729,704 shares issued and outstanding as of September 30, 2021	5	-
Class B common stock, $.0001 par value, 200,000,000 shares authorized, 51,636,922 shares issued and outstanding as of September 30, 2021	5	-
Class C common stock, $.0001 par value, 125,000,000 shares authorized, 78,163,078 shares issued and outstanding as of September 30, 2021	8	-
Additional paid-in capital	169,385	-
Common equity (pre-combination)	-	117,573
Accumulated other comprehensive loss	(394)	(168)
Accumulated deficit	(67,351)	(39,908)
Noncontrolling interest	261,430	2,490
Total stockholders’ equity	363,088	79,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$461,007	$99,645

See accompanying notes to the condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$2,450	$2,090	$6,185	$3,265

Cost of sales (exclusive of items shown separately below)	2,103	833	4,122	2,634

Gross profit	347	1,257	2,063	631

Operating expenses:
Engineering services	8,026	3,502	18,757	8,426
General and administrative costs	9,331	2,825	24,031	7,638
Research and development costs	4,888	17	15,491	60
Depreciation and amortization	867	112	2,049	417
Total operating expenses	23,112	6,456	60,328	16,541

Other income (expense):
Changes in fair value of warrant liabilities	39,401	-	(2,276)	-
Interest income, net	4	14	12	58
Other income (expense), net	180	4	144	(2)
Total other income (expense), net	39,585	18	(2,120)	56

Income (loss) before income tax expense	16,820	(5,181)	(60,385)	(15,854)
Income tax expense	16	-	73	-
Net income (loss) before allocation to noncontrolling interest	16,804	(5,181)	(60,458)	(15,854)

Net income (loss) attributable to noncontrolling interest	12,689	350	(33,015)	(327)
Net income (loss) attributable to common stockholders	$4,115	$(5,531)	$(27,443)	$(15,527)
Net income (loss) per share of common stock attributable to common stockholders (1)
Basic	$0.08	N/A	$(0.31)	N/A
Diluted	$0.07	N/A	$(0.31)	N/A
Weighted average shares used in computing net income (loss) per share of common stock (1)
Basic	51,729,704	N/A	51,729,704	N/A
Diluted	51,839,841	N/A	51,729,704	N/A

(1)	Earnings per share information has not been presented for periods prior to the Business Combination (as defined in Note 1), as it resulted in values that would not be meaningful to the readers of these unaudited condensed consolidated financial statements. Refer to Note 12 for further information.

See accompanying notes to the condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income (loss) before allocation to noncontrolling interest	$16,804	$(5,181)	$(60,458)	$(15,854)
Other comprehensive (loss) income
Foreign currency translation adjustments	(220)	294	(494)	254
Total other comprehensive (loss) income	(220)	294	(494)	254
Total comprehensive income (loss) before allocation to noncontrolling interest	16,584	(4,887)	(60,952)	(15,600)
Comprehensive income (loss) attributable to noncontrolling interest	12,490	472	(33,283)	(217)
Comprehensive income (loss) attributable to common stockholders	$4,094	$(5,359)	$(27,669)	$(15,383)

See accompanying notes to the condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands, except per share data)

Three Months Ended September 30, 2021

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in	Common Equity (Pre-Combination)		Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Values	Shares	Values	Shares	Values	Capital	Shares	Values	Loss	Deficit	Interest	Equity

Balance, June 30, 2021	51,729,704	$5	51,636,922	$5	78,163,078	$8	$168,297	-	$-	$(373)	$(71,466)	$248,721	$345,197
Stock-based compensation	-	-	-	-	-	-	1,088	-	-	-	-	219	1,307
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(21)	-	(199)	(220)
Net income								-	-	-	4,115	12,689	16,804
Balance, September 30, 2021	51,729,704	$5	51,636,922	$5	78,163,078	$8	$169,385	-	$-	$(394)	$(67,351)	$261,430	$363,088

Three Months Ended September 30, 2020

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in	Common Equity (Pre-Combination)		Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Values	Shares	Values	Shares	Values	Capital	Shares	Values	Loss	Deficit	Interest	Equity

Balance, June 30, 2020 (1)	-	$-	-	$-	-	$-	$-	129,787,819	$117,350	$(357)	$(25,843)	$1,924	$93,074
Stock options exercised	-	-	-	-	-	-	-	12,181	1	-	-	-	1
Stock-based compensation	-	-	-	-	-	-	-	-	241	-	-	-	241
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	172	-	122	294
Net (loss) income	-	-	-	-	-	-	-	-	-	-	(5,531)	350	(5,181)
Balance, September 30, 2020	-	$-	-	$-	-	$-	$-	129,800,000	$117,592	$(185)	$(31,374)	$2,396	$88,429

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands, except per share data)

Nine Months Ended September 30, 2021

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in	Common Equity (Pre-Combination)		Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Values	Shares	Values	Shares	Values	Capital	Shares	Values	Loss	Deficit	Interest	Equity

Balance, December 31, 2020 (1)	-	$-	-	$-	-	$-	$-	129,800,000	$117,573	$(168)	$(39,908)	$2,490	$79,987
Stock-based compensation pre-Business Combination	-	-	-	-	-	-	-	-	370	-	-	-	370
Recapitalization transaction, net of transaction costs of $45.7 million	51,729,704	5	51,636,922	5	78,163,078	8	168,234	(129,800,000)	(117,943)	-	-	291,811	342,120
Adjustment to noncontrolling interest upon issuance of incentive units at AST LLC	-	-	-	-	-	-	63	-	-	-	-	(63)	-
Stock-based compensation post-Business Combination	-	-	-	-	-	-	1,088	-	-	-	-	475	1,563
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(226)	-	(268)	(494)
Net loss								-	-	-	(27,443)	(33,015)	(60,458)
Balance, September 30, 2021	51,729,704	$5	51,636,922	$5	78,163,078	$8	$169,385	-	$-	$(394)	$(67,351)	$261,430	$363,088

Nine Months Ended September 30, 2020

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in	Common Equity (Pre-Combination)		Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Values	Shares	Values	Shares	Values	Capital	Shares	Values	Loss	Deficit	Interest	Equity

Balance, December 31, 2019 (1)	-	$-	-	$-	-	$-	$-	100,905,894	$43,312	$(329)	$(15,847)	$2,613	$29,749
Stock options exercised	-	-	-	-	-	-	-	12,181	1	-	-	-	1
Issuance of Series B Convertible Preferred Stock, net of issuance costs of $5,958	-	-	-	-	-	-	-	28,881,924	73,870	-	-	-	73,870
Stock-based compensation	-	-	-	-	-	-	-	-	409	-	-	-	409
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	144	-	110	254
Net loss	-	-	-	-	-	-	-	-	-	-	(15,527)	(327)	(15,854)
Balance, September 30, 2020	-	$-	-	$-	-	$-	$-	129,800,000	$117,592	$(185)	$(31,374)	$2,396	$88,429

(1)	Previously reported amounts have been adjusted for the retroactive application of the recapitalization related to the Business Combination. Refer to Note 3 for further information.

See accompanying notes to the condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss before allocation to noncontrolling interest	$(60,458)	$(15,854)
Adjustments to reconcile net loss before noncontrolling interest to cash used in operating activities:
Depreciation	1,878	251
Amortization of intangible assets	171	166
Change in fair value of warrant liabilities	2,276	-
Non-cash lease expense	505	221
Stock-based compensation	1,899	409
Changes in operating assets and liabilities:
Accounts receivable	710	(406)
Prepaid expenses and other current assets	(2,700)	(1,183)
Inventory	(282)	(1,613)
Accounts payable and accrued expenses	(1,069)	3,310
Operating lease liabilities	(354)	(221)
Deferred revenue	1,662	1,981
Other assets and liabilities	(2,850)	(122)
Net cash used in operating activities	(58,612)	(13,061)

Cash flows from investing activities:
Purchase of property and equipment	(11,293)	(3,710)
BlueWalker 3 Satellite - construction in process	(29,201)	(17,007)
Net cash used in investing activities	(40,494)	(20,717)

Cash flows from financing activities:
Proceeds from Business Combination	456,420	-
Direct and incremental costs incurred for the Business Combination	(39,542)	-
Repayment for founder bridge loan	-	(1,750)
Proceeds from issuance of Series B Preferred Stock	-	79,833
Issuance costs from issuance of Series B Preferred Stock	-	(7,745)
Net cash provided by financing activities	416,878	70,338

Effect of exchange rate changes on cash	(159)	16

Net increase in cash and cash equivalents	317,613	36,576
Cash and cash equivalents, beginning of period	42,777	26,498
Cash and cash equivalents, end of period	$360,390	$63,074

Supplemental disclosure of cash flow information:
Non-cash transactions:
Purchases of construction in process in accounts payable	$2,266	$1,163
Purchases of property and equipment in accounts payable	1,306	-
Right-of-use assets obtained in exchange for operating lease liabilities as of January 1, 2020 upon adoption of ASC 842	-	6,472

See accompanying notes to the condensed consolidated financial statements

AST SPACEMOBILE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

1. Organization and Nature of Operations

AST SpaceMobile, Inc., collectively with its subsidiaries (“SpaceMobile” or the “Company”), is an innovative satellite designer and manufacturer. SpaceMobile is currently in the process of assembling, integrating, and testing its BlueWalker 3 (“BW3”) test satellite. In addition, the Company is in the design, development, and procurement process for the SpaceMobile constellation satellites in advance of manufacturing and launching the first space-based global cellular broadband network distributed through a constellation of Low Earth Orbit Satellites (the “AST Satellite Constellation”). Once deployed and operational, the AST Satellite Constellation is designed to provide connectivity directly to standard/unmodified cellular phones or any 2G/3G/4G LTE and 5G enabled device (the “SpaceMobile Service”). At that point, we intend to offer the SpaceMobile Service to cellular subscribers and others through wholesale commercial roaming agreements with cellular service providers on a global basis. The Company operates from six locations that include its corporate headquarters and 85,000 square foot satellite assembly, integrating and testing facility in Midland, Texas, and engineering and development locations in Maryland, Spain, the United Kingdom, and Israel. In addition, its 51% owned and controlled subsidiary, NanoAvionika UAB (“Nano”), is headquartered in Lithuania.

On April 6, 2021 (the “Closing Date”), the Company completed a business combination (“Business Combination”) pursuant to that certain equity purchase agreement, dated as of December 15, 2020 (the “Equity Purchase Agreement”), by and among AST & Science LLC (“AST LLC”), New Providence Acquisition Corp. (“NPA”), the existing equityholders of AST LLC (“Existing Equityholders”), New Providence Acquisition Management LLC (“Sponsor”), and Mr. Abel Avellan, as representative of the Existing Equityholders. Immediately, upon the completion of the Business Combination, NPA was renamed AST SpaceMobile, Inc. and AST LLC became a subsidiary of the AST SpaceMobile, Inc. The Business Combination is documented in greater detail in Note 3.

Following the consummation of the Business Combination (the “Closing”), the combined company is organized in an “Up-C” structure in which the business of AST LLC and its subsidiaries is held by AST SpaceMobile, Inc. and continues to operate through the subsidiaries of AST LLC, and in which SpaceMobile’s only direct assets consist of equity interests in AST LLC. The Company’s common stock and warrants are listed on the Nasdaq Capital Market under the symbols “ASTS” and “ASTSW”, respectively. As the managing member of AST LLC, SpaceMobile has full, exclusive and complete discretion to manage and control the business of AST LLC and to take all action it deems necessary, appropriate, advisable, incidental, or convenient to accomplish the purposes of AST LLC and, accordingly, the financial statements are being prepared on a consolidated basis with SpaceMobile.

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

There continues to be uncertainties regarding the pandemic of the novel coronavirus (“COVID-19”), and the Company is closely monitoring the impact of COVID-19 on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, and business partners. Any estimates made herein may change as new events occur and additional information is obtained, and actual results could differ materially from any estimates made herein under different assumptions or conditions. The Company has evaluated the impact of the COVID-19 pandemic for the period ended September 30, 2021 and has not realized a material impact to the Company’s technology development efforts or operations. The Company is unable to predict the impact that COVID-19 may have on its financial position and operations moving forward due to the numerous uncertainties. The Company will continue to assess the evolving impact of COVID-19.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The consolidated financial statements include the accounts of AST SpaceMobile, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation. Certain comparative amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations. The December 31, 2020 balances reported herein are derived from the audited consolidated financial statements of AST LLC. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal and recurring adjustments) necessary to fairly state the condensed consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual audited financial statements for the year ended December 31, 2020 contained in our Form 8-K dated April 12, 2021. The results of operations for the periods presented are not indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or other future year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on historical experience when available and on other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, useful lives assigned to property and equipment, the fair values of warrant liabilities, valuation and potential impairment of goodwill and long-lived assets, and equity-based compensation expense. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company’s cash consists of cash maintained within standard bank accounts at Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. The Company’s cash equivalents consist of short-term money market funds. The Company considers all highly liquid investments with a maturity date of 90 days or less at the date of purchase to be cash equivalents.

Fair Value of Financial Instruments

The Company measures certain assets and liabilities at fair value, either upon initial recognition or for subsequent accounting or reporting. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

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

Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined by the first-in first-out (FIFO) method. The cost of work-in-progress comprises raw materials, satellite componentry, direct labor, and other direct engineering costs. No reserve for excess and/or obsolete inventory was recognized in the periods presented. The Company’s inventory balance was $2.7 million and $2.6 million as of September 30, 2021 and December 31, 2020, respectively.

Property and Equipment

The Company records property and equipment at cost. Repairs and maintenance costs that do not extend the useful life or enhance the productive capacity of an asset are expensed as incurred and recorded as part of general and administrative operating expenses in the accompanying condensed consolidated statements of operations. Upon retirement or disposal of property and equipment, the Company derecognizes the cost and accumulated depreciation balance associated with the asset, with a resulting gain or loss from disposal included in the determination of net income or loss. Maintenance and repairs are charged to expense as incurred and any additions or improvements which extend the useful life of an asset or increase its productive capacity are capitalized. Depreciation expense is computed using the straight-line method over the estimated useful lives which the Company has assigned to its underlying asset classes, which are as follows:

Estimated Useful Life
Computers, software, and equipment	2 to 5 years
Leasehold improvements	Shorter of estimated useful life or lease term
Satellite antenna	5 years
Test and lab equipment	5 years
Phased array test facility	5 years
Assembly and integration equipment	5 years
Furniture and fixtures	7 years
Vehicles	5 years

Long-Lived Assets

Long-lived assets, except for goodwill, consist of property and equipment and definite lived acquired intangible assets, such as developed technology and tradenames. Long-lived assets, except for goodwill, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and definite lived intangible assets may warrant revision or if events or circumstances indicate that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. There were no impairment charges for long-lived assets recognized for the periods ended September 30, 2021 and 2020.

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

The annual goodwill impairment test is based on either a qualitative or quantitative assessment. We have the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If management determines this is the case, we are required to perform a quantitative assessment. A quantitative assessment is an analysis of the fair value of the reporting unit compared to its carrying value. A goodwill impairment charge is recorded for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company performs the annual goodwill impairment test during the fourth quarter each year. There were no impairment charges for goodwill recognized for the periods ended September 30, 2021 and 2020.

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

For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, they are recorded at their initial fair value on the date of issuance and subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as an unrealized gain or loss in the condensed consolidated statements of operations.

Engineering Costs

Engineering costs are charged to expense as incurred. Engineering costs consist primarily of the expenses associated with our ongoing engineering efforts to establish feasibility of our satellites, as well as the cost of internal staff (such as engineers and consultants) to support these efforts. Currently, major engineering activities include the manufacturing and assembly of the satellite components required for the BW3 test satellite at the Company’s Midland, Texas facility and the development and design of the first commercial satellite launches for a first constellation phase of 20 satellites (the “BB1 Satellites”). The Company has established alternative uses (separate economic value) for BW3 test satellite and therefore, the hard costs (i.e., test equipment, antennas, sensors, cables, launch vehicles) and other nonrecurring costs solely associated with the Company’s BW3 test satellite developments are capitalized to its construction in progress (“CIP”) account, and presented on its condensed consolidated balance sheets.

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development costs consist principally of non-recurring engineering development efforts in which the Company typically engages third-party vendors, including engineering, design, and development for the BB1 Satellites materials and supplies, license costs, contract services, and other outside expenses. Costs for certain research and development activities are recognized in line with the completion of specific tasks using information from the Company’s vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and reflected in the financial statements as prepaid or accrued expenses.

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

Costs to obtain the Company’s contracts are capitalized and amortized over the expected customer benefit period, and typically include commissions paid to external parties or distributors. Sales commissions are considered incremental costs in obtaining a new contract and thus are appropriately capitalized. Costs to fulfill the Company’s contracts, such as our overhead costs and third-party costs to manufacture, do not meet the specified capitalization criteria (i.e., do not generate or enhance resources of the Company) and as such are expensed as incurred. Costs to obtain and fulfill the Company’s contracts were immaterial as of September 30, 2021 and 2020.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not (i.e., a likelihood of more than 50%) to be sustained upon examination by taxing authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes accrued interest and penalties related to uncertain tax positions as income tax expense. There were no uncertain tax positions and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Tax Receivable Agreement

In conjunction with the Business Combination, the Company entered into a Tax Receivable Agreement (the “TRA”) with AST LLC. Pursuant to the TRA, the Company is required to pay the Existing Equityholders (i) 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) existing tax basis of certain assets of AST LLC and its subsidiaries attributable to AST LLC Common Units acquired by the Company, (B) tax basis adjustments resulting from taxable exchanges of AST LLC Common Units acquired by the Company, (C) tax deductions in respect of portions of certain payments made under the TRA, and (D) certain tax attributes that are acquired directly or indirectly by the Company pursuant to a reorganization transaction. All such payments to the Existing Equityholders of AST LLC are the obligations of the Company, and not that of AST LLC. As of September 30, 2021, there have been no exchanges of AST LLC units for Class A common stock of the Company and, accordingly, no TRA liabilities have been recognized.

Stock-Based Compensation

The Company accounts for equity awards, including grants of stock options and restricted stock units, in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all equity-based payments to employees, which includes grants of employee equity awards, to be recognized in the condensed consolidated statements of operations and comprehensive income (loss) based on their grant date fair values. The Company estimates the grant date fair value of stock options granted to employees, non-employees, and non-employee members of the Board of Directors using the Black-Scholes option-pricing model. Use of the Black-Scholes model requires the Company to make assumptions with respect to the expected term of stock options, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. The fair value of restricted stock units granted to employees, non-employees and non-employee members of the Board of Directors is based on the fair value of the Company’s stock on the grant date. For awards that vest based solely on achievement of a service condition, the Company recognizes expense on a straight-line basis over the period during which the award holder provides such services. For awards that vest based on both service and performance conditions, the Company recognizes expense using a graded method for such awards only to the extent it believes achievement of the performance conditions are probable. The Company recognizes forfeitures as they occur and reverses any previously recognized compensation cost associated with forfeited awards. The Company accounts for stock-based compensation for awards granted to non-employees in a similar fashion to the way it accounts for stock-based compensation awards to employees.

The Company issues stock-based compensation awards to the employees, non-employees, and non-employee directors of its subsidiaries. The Company accounts for the compensation associated with these awards by offsetting expense with additional paid-in capital.

The Company’s less than wholly owned subsidiary, AST LLC, issues stock-based compensation awards to its employees, non-employees, and non-employee directors. The exercise of these awards would decrease SpaceMobile’s ownership interest in AST LLC. The Company accounts for the compensation associated with these awards similarly to the awards described above; however, the offset to the expense is recorded to noncontrolling interest rather than additional paid-in capital.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company maintains its cash in accounts at financial institutions that the Company believes are of high credit quality. At times, the cash balance may exceed federally insured limits. The Company’s foreign subsidiaries may deposit cash at institutions that are not insured by the FDIC. Cash and cash equivalents at September 30, 2021 are subject to minimal credit risk.

The Company’s subsidiary, Nano, which accounted for 100% of the Company’s revenue for the three and nine month periods ended September 30, 2021, derives its revenue from a small number of customers. Four customers accounted for approximately 67% of the Company’s trade receivables as of September 30, 2021, and two customers accounted for approximately 76% of the Company’s trade receivables as of December 31, 2020. Three customers accounted for approximately 36% of the Company’s revenue for the nine months ended September 30, 2021, and four customers accounted for approximately 74% of the Company’s revenue for the nine months ended September 30, 2020. The Company manages credit risk by reviewing the counterparties’ credit at least quarterly.

Foreign Currency Translation and Transaction Gains and Losses

The financial statements of the Company’s foreign subsidiaries are translated from local currency into reporting currency, which is U.S. dollars, using the current exchange rate at the balance sheet date for assets and liabilities, and the weighted average exchange rate prevailing during the period for revenues and expenses. The functional currency of the Company’s foreign subsidiaries is the local currency for each entity and, accordingly, translation adjustments for these subsidiaries are included in accumulated other comprehensive loss within stockholders’ equity.

Realized and unrealized gains and losses resulting from foreign currency transactions denominated in currencies other than the functional currency are reflected as other income (expense), net in the condensed consolidated statements of operations.

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

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying U.S. GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. The amendments in ASU 2020-06 are effective for public entities that meet the definition of an SEC filer, excluding smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company adopted the new standard on January 1, 2021. The new standard did not have a material effect on the condensed consolidated financial statements as of September 30, 2021.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASU 2019-12), which amended the accounting for income taxes. ASU 2019-12 eliminates certain exceptions to the guidance for income taxes related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences as well as simplifying aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted ASU 2019-12 on January 1, 2021 and it did not have a material impact on its condensed consolidated financial statements.

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

In connection with the Business Combination, the Company entered into subscription agreements with certain investors (the Private Investment in Public Entity Investors, or “PIPE Investors”), whereby it issued 23,000,000 Class A shares of common stock at $10.00 per share (the “Private Placement Shares”) for an aggregate purchase price of $230.0 million (the “Private Placement”), which closed simultaneously with the consummation of the Business Combination.

On the closing date of the Business Combination, the Company completed the acquisition of AST LLC and in return AST LLC and the Existing Equityholders received (i) $416.9 million in cash, net of transaction expenses, (ii) 51.6 million shares of Class B common stock, and (iii) 78.2 million shares of Class C common stock. In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $45.7 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded as a reduction of additional paid-in capital in the accompanying condensed consolidated balance sheets.

The shares of non-economic Class B and Class C common stock of the Company entitle each share to one vote and ten votes per share, respectively. The non-economic Class B and Class C shares were issued to the Existing Equityholders to maintain the established voting percentage of SpaceMobile, as determined in the Equity Purchase Agreement.

As a result of the Business Combination, the Company, organized as a C corporation, owns an equity interest in AST LLC in what is commonly referred to as an “Up-C” structure. AST LLC is treated as a partnership for U.S. federal and state income tax purposes. Also, the Company has a controlling ownership interest in a Lithuanian subsidiary that is subject to foreign income taxes and is also treated as a partnership for U.S. federal and state and local taxes. Accordingly, for U.S. federal and state income tax purposes, all income, losses, and other tax attributes pass through to the members’ income tax returns, and no U.S. federal and state and local provision for income taxes has been recorded for these entities in the consolidated financial statements. Certain foreign wholly-owned entities are taxed as corporations in the jurisdictions in which they operate, and accruals for such taxes are included in the consolidated financial statements.

As a result of the Up-C structure, the noncontrolling interest is held by the Existing Equityholders who retained 71.5% of the economic ownership percentage of AST LLC. The noncontrolling interest is classified as permanent equity within the condensed consolidated balance sheet as the Company, acting through the redemption election committee of the Company’s Board of Directors (the “Redemption Election Committee”), may only elect to settle a redemption request in cash if the cash delivered in the exchange is limited to the cash proceeds to be received from a new permanent equity offering through issuance of Class A common stock.

In conjunction with the Business Combination, the Company also entered into the TRA with AST LLC. Pursuant to the TRA, the Company is required to pay the Existing Equityholders (i) 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) existing tax basis of certain assets of AST LLC and its subsidiaries attributable to the AST LLC Common Units, (B) tax basis adjustments resulting from taxable exchanges of AST LLC Common Units acquired by the Company, (C) tax deductions in respect of portions of certain payments made under the TRA, and (D) certain tax attributes that are acquired directly or indirectly by the Company pursuant to a reorganization transaction. All such payments to the Existing Equityholders of AST LLC are the obligations of the Company, and not that of AST LLC. As of September 30, 2021, there have been no exchanges of AST LLC units for Class A common stock of the Company and, accordingly, no TRA liabilities have been recognized.

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

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

●	Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

Description	Level	September 30, 2021	December 31, 2020
Assets:
Cash equivalents	1	$352,011	$-
Liabilities:
Public warrant liability	1	$45,425	$-
Private placement warrant liability	2	$30,683	$-

As of September 30, 2021, the Company had $360.4 million of cash and cash equivalents, of which $352.0 million is classified as cash equivalents, which consists principally of short-term money market funds with original maturities of 90 days or less.

Warrant liabilities are comprised of both publicly issued warrants (“Public Warrants”) and private placement warrants (“Private Placement Warrants”), exercisable for shares of Class A common stock of the Company. Warrant liabilities are documented in greater detail at Note 10. As of September 30, 2021, the Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ASTSW”.

The Private Warrants are valued using a Black-Scholes-Merton Model. As of September 30, 2021, the Private Warrants are classified as Level 2 as the transfer of Private Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. For this reason, the Company determined that the volatility of each Private Warrant is equivalent to that of each Public Warrant.

The Company’s Black-Scholes-Merton model to value Private Warrants required the use of the following subjective assumption inputs:

●	The risk-free interest rate assumption was based on a weighted average of the three and five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The expected volatility assumption was based on the implied volatility of the Company’s publicly-traded warrants, which as of September 30, 2021 was 59.1%.

5. Property and Equipment

Property and equipment, net consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Satellite testing and lab equipment	$13,617	$5,324
Computers, software, and equipment	2,435	1,707
Leasehold improvements	6,101	3,537
Other	531	404
Property and equipment	22,684	10,972
Accumulated depreciation	(2,775)	(915)
Property and equipment, net	19,909	10,057

BlueWalker 3 Satellite - construction in progress	56,677	27,013
Total property and equipment, net	$76,586	$37,070

Depreciation expense for the three months ended September 30, 2021 and 2020 was approximately $0.8 million and $0.1 million, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was approximately $1.9 million and $0.3 million, respectively.

6. Commitments and Contingencies

Leases

On November 13, 2018, AST LLC entered into both an Economic Development Agreement (the “EDA”) and a sublease agreement with Midland Development Corporation. The premise of the EDA was to create jobs in the Midland, Texas area, as well as, to have AST LLC improve the land, office and hangar spaces at the leased facility located at the Midland International Air & Space Port in Midland, Texas.

The leased facility included office space (44,988 SF), hangar A (28,480 SF), hangar B (11,900 SF), and land (approximately 238,000 SF). The term of the lease commenced on November 21, 2018 and extends through November 20, 2033. Pursuant to the agreement, the base rental payments for the first five years will be abated, provided that the Company prepays the rent in each period and achieves an increasing level of financial commitments, measured annually on March 31st of each of the first five years of the lease. The Company can qualify for an additional five years (years six through ten of the term) of abatements which are contingent upon the Company achieving its commitments through the first five years of the lease and maintaining or exceeding those year five commitment levels in years six through year ten of the term. These commitments include 1) the total number of full-time jobs and the related annual payroll costs and 2) cumulative capital investments in personal property and improvements to the existing land/structures. The Company recognizes the lease reimbursements as an offset to rent expense for the related reimbursable month when the contingency is probable of being resolved.

The Company’s other operating leasehold obligations include additional office space in Maryland, Spain, Israel, United Kingdom and Lithuania. The Company’s leases have established fixed payment terms which are subject to annual rent increases throughout the term of each lease agreement. The Company’s lease agreements have varying non-cancellable rental periods which include options for the Company to extend portions of its lease terms. The Company early adopted ASU 2016-02 – Leases (“ASC 842”) as of January 1, 2020 (“the adoption date”) using the modified retrospective method which did not require it to restate prior periods and did not have an impact on retained earnings. Management considered that it was not reasonably certain to exercise any extension options present in its lease arrangements that are outstanding as of the adoption date, with the exception of the Texas sublease. In addition, the Company’s leases have similar terms in which they may terminate the lease prior to the end date but must provide advanced notice. The Company is not reasonably certain to exercise the right to terminate their agreements.

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

Incremental Borrowing Rate

The Company derives its incremental borrowing rate from information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rate represents a collateralized rate of interest the Company would have to pay to borrow over a similar term an amount equal to the lease payments in a similar economic environment. The Company’s lease agreements do not provide implicit rates. As the Company did not have any external borrowings at the adoption date with comparable terms to its lease agreements, the Company estimated its incremental borrowing rate based on the lowest grade of debt available in the marketplace for the same term as the associated lease(s). The Company elected to use an 11.9% discount rate for its main, shorter-term operating leases (generally two (2) to five (5) year leases), with the exception of a shorter-term lease entered into during the three months ended September 30, 2021, in which the Company elected to use an 8% discount rate. For the Texas sublease, which is greater than 10 years, the Company elected to use a 15% discount rate.

Operating Leases

The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Short-term operating lease expense	$15	$13	$70	$24
Operating lease expense	123	79	352	180
Total lease expense	$138	$92	$422	$204

Supplemental cash flow information related to leases for the nine months ended September 30, 2021 was as follows (in thousands):

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$334	$207
Operating lease right-of-use assets obtained in exchange for lease obligations	$269	$635

Supplemental balance sheet information related to leases as of September 30, 2021 was as follows:

Weighted-average remaining lease term - operating leases (years)	10.8
Weighted-average discount rate - operating leases	14%

As of September 30, 2021, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Year ending December 31,	Amount
2021 (Remaining 3 months)	$378
2022	1,364
2023	1,370
2024	1,282
2025	1,183
Thereafter	7,886
Total lease payments	13,463
Less effects of discounting	(6,535)
Present value of lease liabilities	$6,928

Legal Proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities as of September 30, 2021 and December 31, 2020.

7. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2021 is summarized as follows (in thousands):

Nine Months Ended September 30, 2021
Balance at beginning of the period	$3,912
Translation adjustments	(208)
Balance at end of the period	$3,704

Intangible Assets

Identified intangible assets are comprised of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	Useful Lives	September 30, 2021	December 31, 2020
Intangible assets subject to amortization:
Developed technology	5	$1,100	$1,161
Trademarks and domain name	15	23	23
Total gross intangible assets subject to amortization		1,123	1,184
Accumulated amortization		(788)	(658)
Total net intangible assets subject to amortization		$335	$526

The aggregate amortization expense for each of the three months ended September 30, 2021 and 2020 was less than $0.1 million. The aggregate amortization expense for each of the nine months ended September 30, 2021 and 2020 was approximately $0.2 million. Based on the carrying value of identified intangible assets recorded at September 30, 2021, and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2021 (remaining 3 months)	$55
2022	221
2023	38
2024	2
2025 and Thereafter	19
$335

8. Revenue

Disaggregation of Revenue

The Company’s subsidiary, Nano, recognizes revenue related to sales of manufactured small satellites and their components, as well as launch related services. Currently, this is the Company’s only source of revenue. In general, the Company recognizes revenue for services provided over time as the Company’s performance does not result in an asset with an alternative use and the Company is entitled to be compensated for performance completed to date. The Company recognizes revenue for services provided over time based on an output method, under which the total value of revenue is recognized based on each contract’s deliverable(s) as they are completed and when value is transferred to a customer. Certain of the Company’s performance obligations do not meet the criteria for over time recognition such as satellite hardware and subsystems. In these scenarios, the Company recognizes revenue upon transfer of control of the performance obligation to the customer. Revenue recognized over time versus revenue recognized upon transfer for the periods ending September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue from performance obligations recognized over time	$2,189	$1,871	$4,769	$2,538
Revenue from performance obligations recognized at point-in-time transfer	261	219	1,416	727
Total	$2,450	$2,090	$6,185	$3,265

Contract Balances

Contract assets relate to our conditional right to consideration for our completed performance under the contract. Contract liabilities relate to payments received in advance of performance under the contract. Contract liabilities (i.e., deferred revenue) are recognized as revenue as (or when) the Company performs under the contract. During the three months ended September 30, 2021, the Company recognized approximately $0.4 million of revenue related to its deferred revenue balance at January 1, 2021. During the nine months ended September 30, 2021, the Company recognized approximately $1.5 million of revenue related to its deferred revenue balance at January 1, 2021.

As of September 30, 2021, the Company had deferred revenue of $4.9 million classified in current liabilities related to performance obligations that have not yet been satisfied. The Company expects to recognize the revenue associated with satisfying these performance obligations within the next 12 months.

Accounts Receivable

The Company receives payments from customers based on a billing schedule as established in our contracts. Accounts receivable includes amounts billed and currently due from customers. Accounts receivable are recorded when the right to consideration becomes unconditional. The Company did not reserve an allowance for doubtful accounts as of September 30, 2021 or December 31, 2020 given historical experience and management’s evaluation of outstanding accounts receivable at period end.

9. Stockholders’ Equity

Prior to the Business Combination, NPA was a Special Purpose Acquisition Company or a “blank check company”, defined as a development stage company formed for the sole purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As of the closing of the Business Combination, the Company held a 28.5% ownership interest in AST LLC. The Company also became the managing member of AST LLC, allowing it to control the operating decisions of AST LLC. This resulted in the Company obtaining a controlling financial interest in AST LLC. The Company’s sole operating assets consists of the business operations, intellectual property, and other assets of AST LLC and its subsidiaries.

Noncontrolling Interest

Noncontrolling interest represents the equity interest in AST LLC held by holders other than the Company. On April 6, 2021, upon the close of the Business Combination, the Existing Equityholders’ equity ownership percentage in AST LLC was approximately 71.5%. The Company has consolidated the financial position and results of operations of AST LLC and reflected the proportionate interest held by the Existing Equityholders as noncontrolling interest in the accompanying condensed consolidated balance sheet. As of September 30, 2021, the Existing Equityholders’ equity ownership percentage in AST LLC was approximately 71.5%.

Class A Common Stock

At September 30, 2021, there were 51,729,704 million shares of Class A common stock issued and outstanding. Holders of Class A common stock are entitled to one vote for each share. The Company is authorized to issue 800,000,000 shares of Class A common stock with a par value of $0.0001 per share.

Class B Common Stock

At September 30, 2021, there were 51,636,922 shares of Class B common stock issued and outstanding. Shares of Class B common stock were issued to the Existing Equityholders of AST LLC (other than Mr. Abel Avellan) in connection with the Business Combination and are non-economic, but entitle the holder to one vote per share. The Company is authorized to issue 200,000,000 shares of Class B common stock with a par value of $0.0001 per share.

The Existing Equityholders (other than Mr. Abel Avellan) own economic interests in AST LLC which are redeemable into either shares of Class A common stock on a one-for-one basis or cash at the option of the Redemption Election Committee. Upon redemption of the AST LLC Common Units by the Existing Equityholders (other than Mr. Abel Avellan), a corresponding number of shares of Class B common stock held by such Existing Equityholders will be cancelled. The Class B common stock is subject to a lock-up, during which the shares cannot be transferred until April 6, 2022, the first anniversary of the closing of the Business Combination.

Class C Common Stock

At September 30, 2021, there were 78,163,078 million shares of Class C common stock issued and outstanding. Shares of Class C common stock were issued to Mr. Abel Avellan in connection with the Business Combination and are non-economic, but entitle the holder to ten votes per share (the “Super-Voting Rights”). The Company is authorized to issue 125,000,000 shares of Class C common stock with a par value of $0.0001 per share.

Mr. Abel Avellan owns economic interests in AST LLC which are redeemable into either shares of Class A common stock on a one-for-one basis or cash at the option of the Redemption Election Committee. Upon redemption of the AST LLC Common Units by Mr. Avel Avellan, a corresponding number of shares of Class C common stock held by Mr. Abel Avellan will be cancelled. Correspondingly, the Super-Voting Rights associated with the Class C common stock will be terminated. The Class C common stock is subject to a one-year lock-up, during which the shares cannot be transferred until April 6, 2022, the first anniversary of the closing of the Business Combination.

Preferred Stock

At September 30, 2021, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

10. Warrant Liabilities

At September 30, 2021, there were 11,500,000 Public Warrants and 6,100,000 Private Placement Warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one whole share of Class A common stock at a price of $11.50 per share. Pursuant to the warrant agreement, a holder of Public Warrants may exercise its warrants only for a whole number of shares of Class A common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. The Public Warrants expire on April 6, 2026, five years after the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

As of September 30, 2021, the Company recorded warrant liabilities of $76.1 million in the condensed consolidated balance sheets. For the three and nine month periods ended September 30, 2021, the Company recognized a gain of $39.4 million and a loss of $2.3 million, respectively, on the change in the fair value of the warrant liabilities in the condensed consolidated statements of operations.

11. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation, measured at the grant date based on the fair value of the award, is typically recognized ratably over the requisite services period, using the straight-line method of expense attribution. The Company recorded stock-based compensation expense in the following categories of its condensed consolidated statements of operations and balance sheets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Engineering services	$546	$147	$1,085	$275
General and administrative costs	755	94	814	134
BlueWalker 3 Satellite - construction in progress	6	-	34	-
Total	$1,307	$241	$1,933	$409

The Company estimates the fair value of the stock option awards to employees, non-employees and non-employee members of the Board of Directors using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected volatility of our stock, (ii) the expected term of the award, (iii) the risk-free interest rate, and (iv) any expected dividends. Due to the lack of company-specific historical and implied volatility data, the Company based the estimate of expected volatility on the estimated and expected volatilities of a representative group of publicly traded companies. For these analyses, the Company selects companies with comparable characteristics including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of the Company’s stock price becomes available. For awards that qualify as “plain-vanilla” options, the Company estimates the expected life of the employee stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company elects to account for forfeitures as they occur rather than apply an estimated forfeiture rate to stock-based payment expense.

The fair value of restricted stock units granted to employees, non-employees, and non-employee members of the Board of Directors is based on the fair value of the Company’s stock on the grant date. The Company elects to account for forfeitures as they occur rather than apply an estimated forfeiture rate to stock-based payment expense.

AST LLC 2019 Equity Incentive Plan

Prior to the Business Combination, under the 2019 Equity Incentive Plan (“AST LLC Incentive Plan”), AST LLC was authorized to issue ordinary shares, as well as options exercisable for ordinary shares, as incentives to its employees, non-employees, and non-employee members of its Board of Directors. The issuance of share options and ordinary shares is administered by the Board of Directors using standardized share option and share subscription agreements. Following the Business Combination, no further grants will be made under the AST LLC Incentive Plan. However, the AST LLC Incentive Plan will continue to govern the terms and conditions of the outstanding awards granted under it.

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

As of September 30, 2021, AST LLC was authorized to issue a total of 12,812,959 ordinary shares under a reserve set aside for equity awards. As of September 30, 2021, there were 12,402,116 options outstanding under the AST LLC Incentive Plan. Following the Business Combination on April 6, 2021, no further equity award grants were made under the AST LLC Incentive Plan.

The following table summarizes AST LLC’s option activity for the nine months ended September 30, 2021:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2020	11,822,100	$0.20	2.04
Granted	806,283	10.00
Exercised	(15,227)	0.06
Cancelled or forfeited	(211,040)	0.92
Outstanding at September 30, 2021	12,402,116	$0.83	1.60
Options exercisable as of September 30, 2021	7,096,395	$0.23	1.53
Vested and expected to vest at September 30, 2021	12,402,116	$0.83	1.60

The following table summarizes the Company’s unvested option activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	6,526,494	$0.16
Granted	806,283	4.15
Vested	(1,877,862)	0.29
Forfeited	(149,175)	0.56
Unvested at September 30, 2021	5,305,740	$0.71

The weighted-average grant-date fair value per share of stock options granted during the nine months ended September 30, 2021 and 2020 was $4.15 and $0.33, respectively.

As of September 30, 2021, total unrecognized compensation expense related to the unvested stock options was $3.0 million, which is expected to be recognized over a weighted average period of 1.6 years.

The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model, with the assumptions used for the nine months ended September 30, 2021, presented on a weighted average basis:

Nine Months Ended September 30, 2021
Exercise price	$10.00
Fair market value	$4.15
Expected dividend yield	0.0%
Expected term (in years)	6.3
Expected volatility	42.24%
Weighted-average risk-free rate	0.55%

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

Two types of equity awards have been granted under the 2020 Plan: (1) service-based options and (2) service-based and performance-based restricted stock units. Service-based options typically vest over a four year service period with 25% of the award vesting on the first anniversary of the employee’s commencement date, and the balance thereafter in 36 equal monthly installments. Service-based restricted stock units typically vest over a four year service period with 25% of the award vesting on each anniversary of the employee’s vesting commencement date. Performance-based restricted stock units typically vest on the earliest date that any of the following occurs: (i) the Company attains an incremental capital investment, or (ii) other specified performance conditions. Options typically expire no later than 10 years from the date of grant.

Stock Options

As of September 30, 2021, there were 1,146,454 service-based options outstanding under the 2020 Plan.

The following table summarizes the Company’s option activity under the 2020 Plan for the nine months ended September 30, 2021:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2020	-	$-	-
Granted	1,146,454	9.95
Exercised	-	-
Cancelled or forfeited	-	-
Outstanding at September 30, 2021	1,146,454	$9.95	3.47
Options exercisable as of September 30, 2021	27,893	$10.00	2.85
Vested and expected to vest at September 30, 2021	1,146,454	$9.95	3.47

The following table summarizes the Company’s unvested option activity for the period ended September 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	-	$-
Granted	1,146,454	4.14
Vested	(27,893)	4.16
Forfeited	-	-
Unvested at September 30, 2021	1,118,561	$4.13

The weighted-average grant-date fair value per share of stock options granted during the nine months ended September 30, 2021 was $4.14. There were no stock options granted in the nine months ended September 30, 2020. There were no exercises during the nine months ended September 30, 2021.

As of September 30, 2021, total unrecognized compensation expense related to the unvested stock options was $4.4 million, which is expected to be recognized over a weighted average period of 3.5 years.

The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model, with the assumptions used for the nine months ended September 30, 2021, presented on a weighted average basis:

Nine Months Ended September 30, 2021
Exercise price	$9.95
Fair market value	$4.14
Expected dividend yield	0.0%
Expected term (in years)	6.1
Expected volatility	42.34%
Weighted-average risk-free rate	0.97%

Restricted Stock Units

As of September 30, 2021, there were 1,804,051 restricted stock units outstanding under the 2020 Plan.

The following table summarizes the Company’s unvested restricted stock unit activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	-	$-
Granted	1,804,051	10.11
Vested	-	-
Forfeited	-	-
Unvested at September 30, 2021	1,804,051	$10.11

For the period ended September 30, 2021, total unrecognized compensation expense related to the unvested restricted stock units was $12.6 million, which is expected to be recognized over a weighted average period of 3.6 years.

SpaceMobile 2020 Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”). The aggregate number of common stock shares that may be issued pursuant to rights granted under the ESPP is 2,000,000 shares. If any right granted under the ESPP shall for any reason terminate without having been exercised, the shares not purchased under such right shall again become available for issuance under the ESPP. As of September 30, 2021, the Company had not issued any awards under this plan.

12. Net Income (Loss) per Share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to common stockholders adjusted for the assumed exchange of all potentially dilutive securities, by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements.

Prior to the Business Combination, the membership structure of AST LLC included units which shared in the profits and losses of AST LLC. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the readers of these unaudited condensed consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the Business Combination on April 6, 2021. The basic and diluted earnings per share for the three and nine months ended September 30, 2021 represent only the period of April 6, 2021 to September 30, 2021.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
	(dollars in thousands except per share amounts)
Numerator
Net income (loss) before allocation to noncontrolling interest	$16,804	$(60,458)
Net loss attributable to AST LLC pre Business Combination	-	(11,580)
Net income (loss) attributable to the noncontrolling interest post Business Combination	12,689	(33,015)
Net income (loss) attributable to common stockholders - basic	$4,115	$(15,863)
Effect of dilutive securities:
Noncontrolling interest	(278)	-
Net income (loss) attributable to common stockholders - diluted	$3,837	$(15,863)
Denominator
Weighted-average shares of Class A common stock outstanding - basic	51,729,704	51,729,704
Effect of dilutive securities:
Employee stock options	110,137	-
Weighted-average shares of Class A common stock outstanding - diluted	51,839,841	51,729,704
Earnings per share of Class A common stock - basic	$0.08	$(0.31)
Earnings per share of Class A common stock - diluted	$0.07	$(0.31)

Shares of the Company’s Class B and Class C common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B and Class C common stock under the two-class method has not been presented.

At September 30, 2021, the Company excluded from the calculation of diluted earnings per share 51,636,922 shares of Class B common stock, 78,163,078 shares of Class C common stock, 11,500,000 Public Warrants outstanding, 6,100,000 Private Warrants outstanding, and 485,000 unvested performance-based restricted stock units as their effect would have been anti-dilutive.

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

InMotion Holdings LLC

AST owns 51% of and controls NanoAvionika UAB, a private limited liability company organized and existing under the law of the Republic of Lithuania (“Nano Lithuania”). Pursuant to that certain Investment Agreement dated November 7, 2017 (the “Investment Agreement”) by and among Nano Lithuania, InMotion Holdings, LLC, a Delaware limited liability company wholly-owned by the Company’s Chief Executive Officer and Chairman of the Board, Mr. Abel Avellan (“InMotion”), and the other parties to the Investment Agreement, InMotion owns one share of Nano Lithuania. Pursuant to the terms of a Service Agreement between Nano Lithuania and InMotion dated March 1, 2018 (the “Services Agreement”), InMotion is to provide consulting services including but not limited to marketing, sale support and general management support to Nano Lithuania. In connection with the Service Agreement, InMotion is entitled to receive an option to acquire 2,919 newly issued shares of Nano Lithuania at EUR 305.64 per share (the “Option”) and a management fee totaling $15,000 per month; however, during the term of the Service Agreement, no management fees have been billed to, or collected from, Nano Lithuania, and InMotion intend to enter into an amendment to the Service Agreement to provide that its sole compensation under the Service Agreement will be the Option. In addition, AST LLC owns 51% of and controls NanoAvionics US LLC, a Delaware limited liability company (“Nano US”). Pursuant to that certain Limited Liability Company Operating Agreement dated February 21, 2020 (the “Operating Agreement”) by and among Nano US, InMotion, and the other parties to the Operating Agreement, InMotion owns one share of Nano US and an option to acquire 2,919 newly issued shares of Nano US at an equivalent price per share as the option in Nano Lithuania, representing collectively with such one share, a 13% interest on a fully-diluted basis.

Support Services Agreement and Production Services Agreement

On January 20, 2020, the Company entered into the Support Services Agreement with Finser Corporation (“Finser”), which is part of the Cisneros Group of Companies, of which Ms. Adriana Cisneros, a member of the Board of Directors is the Chief Executive Officer, whereby Finser will provide the Company consulting and administrative support services. The Company incurred less than $0.1 million and $0.2 million in consulting services for the three and nine month periods, respectively, ended September 30, 2021, which were included within the general and administrative expenses on the condensed consolidated statements of operations.

On January 28, 2021, AST LLC entered into a production services agreement (the “Production Services Agreement”) with Cisneros Media Distribution LLC (“Cisneros Media”), which is part of the Cisneros Group of Companies. Under the terms of the Production Services Agreement, Cisneros Media serves as a producer of a series of 12 videos for AST LLC. For such services, Cisernos Media is entitled to a fee of $180,000, comprised of $36,000, which was payable upon signing of the Production Services Agreement, and installments of $12,000 for each video produced by Cisneros Media and accepted by AST LLC. Either party may terminate the Production Services Agreement. The Company incurred expenses of $0.1 million for both the three and nine month periods ended September 30, 2021, respectively, which were included within the general and administrative expenses on the condensed consolidated statements of operations.

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

14. Income Taxes

The consolidated effective tax rate for the three and nine months ended September 30, 2021 was 0.10% and (0.12)%, respectively, and the consolidated effective tax rate for the three and nine months ended September 30, 2020 was 0%. The difference in the effective rates between periods is driven by income tax expense assessed against non-U.S earnings as a result of the change in structure from the Business Combination. AST LLC has elected to be treated as a partnership for U.S. federal and state income tax purposes and does not pay any U.S. federal income taxes since its income and losses are included in the returns of the members. The difference between the federal statutory tax rate of 21% and the effective tax rate is primarily driven by the Company’s Up-C organizational structure and allocation of AST LLC results to noncontrolling interest holders and the valuation allowance recorded against the Company’s net deferred tax assets.

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

The Company had no uncertain tax positions as of September 30, 2021 and December 31, 2020.

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

The TRA holders did not acquire any Class A common stock in an Exchange or Reorganization Transaction, as defined in the Tax Receivable Agreement during the reporting period. As a result, no Tax Receivable Agreement liability has been recorded as of September 30, 2021.

As of September 30, 2021, there have been no exchanges of AST LLC units for Class A common stock of the Company and, accordingly, no TRA liabilities have been recognized.

15. Subsequent Events

On October 14, 2021, the Company’s wholly owned subsidiary, AST & Science Texas LLC, entered into an agreement for purchase and sale of improved real property (the “Agreement”) with Black & Dillard Property Management LTD and Eagle Rig Manufacturing & Service LTD. The property includes offices, industrial warehouse buildings and paint booths consisting of eight single-story industrial buildings totaling 99,372 square feet, as well as all related intangible property, inclusive of, but not limited to, rights in the architectural plans for improvements, guaranties and warranties from contractors, building permits and licenses, and advertising and promotional materials. In accordance with the terms of the Agreement, the purchase price to be paid by AST & Science Texas LLC for the property is $8.0 million, of which AST & Science Texas LLC has paid an upfront deposit of $0.5 million, which is held in an interest-bearing account. The Company intends to utilize the facility for the assembly and testing of the SpaceMobile constellation satellites.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” for the purposes of federal securities laws that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Form S-1 Registration Statement filed with the SEC on June 25, 2021 (File No. 333-257425) as well as the Risk Factors contained in Part II, Item 1A of our Form 10-Q filed with the SEC on August 16, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

On April 6, 2021 (the “Closing Date”), the Company completed a business combination (“Business Combination”) pursuant to that certain Equity Purchase Agreement, by and among AST & Science LLC (“AST LLC”), New Providence Acquisition Corp. (“NPA”), the existing equityholders of AST LLC (“Existing Equityholders”), Sponsor, and Mr. Abel Avellan. As contemplated by the Equity Purchase Agreement:

(a)	NPA was appointed as the managing member of AST LLC and AST LLC became a subsidiary of NPA;

(b)	NPA changed its name to “AST SpaceMobile, Inc.”;

(c)	immediately prior to the closing of the Business Combination, all then-outstanding shares of Class B common stock, par value $0.0001 per share, of NPA (“NPA Class B Common Stock”) held by Sponsor (the “Sponsor Stock”) converted into shares of Class A common stock, par value $0.0001 per share, of NPA (“NPA Class A Common Stock”) immediately prior to the Business Combination;

(d)	each share of NPA Class A Common Stock, including those converted as described in (c) above, was converted into one share of Class A common stock, par value $0.0001 per share, of the Company (“Class A Common Stock”), and each warrant of NPA (an “NPA Warrant”) was converted into one warrant of the Company (a “Warrant”);

(e)	AST LLC restructured its capitalization, appointed the Company as its managing member and issued to the Company 51,729,704 units of ownership interest in AST LLC (the “AST LLC Common Units”), which entitle the holder to the distributions, allocations, and other rights under the Fifth Amended and Restated Limited Liability Company Operating Agreement of AST LLC (the “A&R Operating Agreement”), in exchange for which AST LLC received approximately $226.4 million remaining in NPA’s trust account following (i) the $4.8 million payment of deferred underwriting commissions (ii) $0.2 million of redemptions made in connection with NPA’s special meeting of stockholders relating to the transactions contemplated by the Equity Purchase Agreement (the “Special Meeting”) and NPA’s annual meeting of stockholders to approve, among other things, a charter amendment to extend the date by which it had to complete an initial business combination and (iii) the repayment of a $0.6 million related party loan between the Sponsor and NPA;

(f)	AST LLC issued to the Company warrants to purchase up to 17,600,000 AST LLC Common Units;

(g)	certain PIPE Investors purchased 23,000,000 shares of Class A Common Stock at a purchase price of $10 per share;

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

Overview

We are an innovative satellite designer and manufacturer. We operate from six locations that include our corporate headquarters and 85,000 square foot satellite assembly, integrating and testing facility in Midland, Texas, and engineering and development locations in Maryland, Spain, the United Kingdom, and Israel. In addition, our 51% owned and controlled subsidiary, NanoAvionika UAB (“Nano”), is headquartered in Lithuania.

We and our global partners are building what we believe is the first and only space-based cellular broadband network designed to be accessible by standard smartphones. Our SpaceMobile Service is expected to provide cost-effective, high-speed mobile broadband services with global coverage to all end-users, regardless of where they live or work, without the need to purchase special equipment. We believe the SpaceMobile Service would be the first global direct mobile broadband network using low Earth orbit (“LEO”) satellites to provide connectivity to any standard, unmodified, off-the-shelf mobile phone or 2G/3G/4G LTE/5G and IoT-enabled device. We intend to partner with mobile network operators (“MNOs”) to offer the SpaceMobile Service to the MNOs’ end-user customers. Our vision is that users will not need to subscribe to the SpaceMobile Service directly with us, nor will they need to purchase any new or additional equipment. Instead, users will be able to access the SpaceMobile Service when prompted on their mobile device that they are no longer within range of the land-based facilities of the MNO operator or will be able to purchase a plan directly with their existing mobile provider.

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

On April 1, 2019, we launched our first test satellite, BlueWalker 1 (“BW1”), which was used to validate our satellite to cellular architecture and was capable of managing communications delays from LEO orbit and the effects of doppler in a satellite to ground cellular environment using the 4G-LTE protocol. We are currently assembling, integrating, and testing the satellite componentry required for our BlueWalker 3 (“BW3”) test satellite. As of September 30, 2021, we have incurred approximately $56.7 million of capitalized costs (including non-recurring engineering) relating to the BW3 test satellite and expect to incur an additional $10.0 to $12.0 million (including non-recurring engineering) to bring this project to completion. The BW3 test satellite will be using SpaceX as a launch services provider. The current available launch window with SpaceX runs from March 2022 through April 2022. However, the exact timing of such launch is contingent on a number of factors, including satisfactory and timely completion of construction and testing of BW3 test satellite. We have the option to select an alternate launch window if we deliver a rebooking notice to SpaceX by December 1, 2021 and pay a rebooking fee. While we have not yet determined if we will provide such rebooking notice and select an alternate mission and launch window, at this time we believe it is likely that we may elect to do so to provide additional time for BW3 testing and final launch preparation. If we exercise the option to rebook, we plan to target a BW3 launch within months of the original launch window; however, any alternate launch window would be subject to mutual agreement and coordination with SpaceX.

We are also in the development and design process of our first constellation phase of 20 satellites (the “BB1 Satellites”). We are currently planning our first commercial satellite launches for the BB1 Satellites to begin during the last quarter of 2022 and continue during the first two or potentially three quarters of 2023. This first phase of satellites is expected to provide satellite coverage in the 49 Equatorial countries, representing a total population of approximately 1.6 billion people, with 20 satellites. We currently plan to achieve full global mobile coverage after the completion of the launches required to deploy an additional 90 satellites which we are targeting to begin launching during the last quarter of 2023 and continue during 2024, assuming the first phase is successfully completed in the anticipated time frame. Assuming we are able to substantially achieve full global mobile coverage, we currently are planning to begin the launches required to deploy an additional 58 satellites with multiple input multiple output (“MIMO”) capabilities beginning in the fourth quarter of 2024 through the third quarter of 2025. While this represents our current planning, our launch plans and timelines are subject to numerous factors, many of which are beyond our control, including, manufacturing timelines and our ability to successfully contract with launch providers that can accommodate the technical specifications of our BB1 Satellites, proposed orbits and resulting satellite coverage, and proposed launch timing and costs and other factors which could impact the determination of launch providers.

Revenue is currently generated from Nano, which consists of satellite development and manufacturing, procuring and arranging launch services, as well as in-orbit operations. Additionally, on a smaller scale, Nano offers hosted payload services, sale of individual satellite parts and subsystems, and software licenses. We do not currently generate any revenue other than through Nano.

We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. Please refer to the Risk Factors section of our Form S-1 Registration Statement filed with the SEC on June 25, 2021 (File No. 333-257425) as well as the Risk Factors contained in Part II, Item 1A of our Form 10-Q filed with the SEC on August 16, 2021 for a description of such risks.

Impact of COVID-19 Pandemic

With the on-going global spread of the COVID-19 pandemic, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its business. The extent to which the COVID-19 pandemic impacts our business, research and development efforts and the value of our equity, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements, and the effectiveness of actions taken globally to contain and treat the disease. The global economic disruptions and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties specific to the industry. To date, the pandemic has not had a material impact to our technology development efforts or results of our operations. However, given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the future effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity.

Components of Results of Operations

Revenues

To date, we have not generated significant revenues and do not expect to begin generating revenues from our SpaceMobile Service until 2023. Our 51% owned subsidiary, Nano, generates revenue from the development and manufacture of satellite technology, and ancillary sales and services in Europe and the United States. Nano also sells individual satellite parts, subsystems, and software to be configured to customers’ satellites, and enters into “rideshare” type agreements whereby Nano provides hosted payload services using customers’ payloads integrated with Nano-owned Satellite Buses for scheduled launches. Given the above information, any revenue recognition presented herein exclusively relates to Nano’s commercially available goods and services.

Cost of Sales

Cost of sales includes the purchase price of various products used and services performed to execute Nano’s revenue contracts. Cost of sales also includes operational costs to fulfil Nano customer orders, including costs for Nano employees and overhead.

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

General and Administrative Costs

General and administrative costs include the costs of insurance, personnel, investor relations, and outside professional services, including accounting and legal fees necessary to comply with the rules of the SEC and regulations applicable to a public company.

Research and Development Costs

Research and development (“R&D”) costs consist principally of non-recurring engineering developments in which we typically engage third-party vendors. Currently, major R&D activities include engaging with vendors to help develop the electronic componentry and software to be used in the first commercial satellite launch phase of the BB1 Satellites.

Depreciation and Amortization

Depreciation and amortization expense includes amounts related to property and equipment as well as definite lived intangible assets. Once BW3 is completed and successfully launched, we expect a significant portion of our depreciation expense to relate to the depreciation of this asset, given its assigned useful life is two years.

Changes in Fair Value of Warrant Liabilities

Public and private warrants issued by the Company are accounted for as liability-classified instruments at their initial fair value on the date of issuance. They are remeasured on each balance sheet date and changes in the estimated fair value are recognized as an unrealized gain or loss in the condensed consolidated statements of operations.

Interest Income, Net

Interest income consists primarily of interest earned on cash and cash equivalents held by us in interest bearing demand deposit accounts, net of any interest expense.

Other Income (Expense), Net

Other income or expense consists of miscellaneous non-operating items, including foreign exchange gains or losses.

Income Tax Expense

As a result of the Business Combination, the Company, organized as a C corporation, owns an equity interest in AST LLC in what is commonly referred to as an “Up-C” structure. AST LLC is treated a partnership for U.S. federal and state income tax purposes. Also, we have a controlling ownership interest in Nano, a Lithuanian subsidiary, that is subject to foreign income taxes and is also treated as a partnership for U.S. federal and state and local taxes. Accordingly, for U.S. federal and state income tax purposes, all income, losses, and other tax attributes pass through to the members’ income tax returns, and no U.S. federal and state and local provision for income taxes has been recorded for these entities in the consolidated financial statements. Certain foreign wholly-owned entities are taxed as corporations in the jurisdictions in which they operate, and accruals for such taxes are included in the consolidated financial statements.

We recorded a net deferred tax asset of $71.7 million for the difference between the book value and tax basis of our investment in AST LLC at the time of the Business Combination. We have assessed the realizability of our deferred tax assets and in that analysis have considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result, we have recorded a full valuation allowance against our deferred tax asset resulting from the Business Combination.

Noncontrolling Interest

Noncontrolling interest represents the equity interest in AST LLC held by Existing Equityholders other than the Company. As of September 30, 2021, the Existing Equityholders’ equity ownership percentage in AST LLC was approximately 71.5%. We attribute a portion of net income or loss generated at AST LLC to the noncontrolling interest.

Results of Operations

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods.

	Three Months Ended September 30, (unaudited)
	2021	2020	$ Change
	(dollars in thousands)
Revenues	$2,450	$2,090	$360

Cost of sales (exclusive of items shown separately below)	2,103	833	1,270

Gross profit	347	1,257	(910)

Operating expenses:
Engineering services	8,026	3,502	4,524
General and administrative costs	9,331	2,825	6,506
Research and development costs	4,888	17	4,871
Depreciation and amortization	867	112	755
Total operating expenses	23,112	6,456	16,656

Other income (expense):
Changes in fair value of warrant liabilities	39,401	-	39,401
Interest income, net	4	14	(10)
Other income (expense), net	180	4	176
Total other income (expense), net	39,585	18	39,567

Income (loss) before income tax expense	16,820	(5,181)	22,001
Income tax expense	16	-	16
Net income (loss) before allocation to noncontrolling interest	16,804	(5,181)	21,985

Net income (loss) attributable to noncontrolling interest	12,689	350	12,339
Net income (loss) attributable to common stockholders	$4,115	$(5,531)	$9,646

Revenues

Total revenues increased by $0.4 million to $2.5 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase in revenue was primarily due to an increase in sales to new third-party customers, as well as the achievement of milestones on contracts with existing third-party customers of Nano.

Cost of Sales

Total cost of sales increased by $1.3 million to $2.1 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The significant increase in cost of sales, as compared to the increase in revenue for the comparable period as described above, was primarily due to work being performed on new and existing revenue contracts with third-party customers of Nano in which milestones have not yet been reached during the three months ended September 30, 2021.

Engineering Services

Total engineering services increased by $4.5 million to $8.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase was primarily due to a $3.9 million increase in headcount of engineers and a $0.2 million increase in consultant costs. The costs related to recurrent engineers and consultants that are not solely associated with the development of BW3 and BB1 Satellites are expensed as engineering services. The remaining $0.4 million increase relates to other operating expenses, such as $0.3 million in facility expenses. We expect engineering expenses to continue to increase over the upcoming years as the SpaceMobile Service is developed.

General and Administrative Costs

Total general and administrative costs increased by $6.5 million to $9.3 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase was primarily due to a $2.8 million increase in employee and consultant-related expenses, such as salaries and recruiting fees due to the increase in headcount compared to the prior period, a $1.3 million increase in insurance costs, a $1.1 million increase in office-related expenses including software licenses and computer maintenance, a $0.9 million increase in professional service fees due to the increase in legal and accounting services compared to the prior period, and a $0.4 million increase in other miscellaneous expenses, such as travel expenses and other costs.

Research and Development Costs

Total research and development costs were $4.9 million for the three months ended September 30, 2021 as compared to near zero in the three months ended September 30, 2020. The increase was primarily due to the development efforts relating to the BB1 Satellites which began to increase substantially during the second quarter of 2021 and is expected to continue to increase in future periods.

Depreciation and Amortization

Total depreciation and amortization expense increased by $0.8 million to $0.9 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase was primarily due to the purchase of additional fixed assets and leasehold improvements between periods.

Changes in Fair Value of Warrant Liabilities

Total changes in fair value of warrant liabilities was $39.4 million for the three months ended September 30, 2021 as compared to zero in the three months ended September 30, 2020. The increase was due to the unrealized gain on the change in the fair value of the warrant liabilities of $39.4 million during the three months ended September 30, 2021. We did not have a similar change in the fair value of the warrant liabilities in the comparative period as the warrant liabilities were recorded as a result of the Business Combination in the second quarter of 2021.

Other Income (Expense), net

Total other income, net was $0.2 million for the three months ended September 30, 2021 as compared to near zero in the three months ended September 30, 2020. The increase was primarily due to non-recurring income from a third-party contract executed during the three months ended September 30, 2021. We did not have similar income in the comparative period.

Noncontrolling Interest

Net income attributable to noncontrolling interest was $12.7 million for the three months ended September 30, 2021 as compared to $0.4 million in the three months ended September 30, 2020. This increase in net income correlates with the increase in net income generated at AST LLC given the noncontrolling interest represents a portion of such net income.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

The following table sets forth a summary of our consolidated results of operations for the interim periods indicated below and the changes between the periods.

	Nine Months Ended September 30, (unaudited)
	2021	2020	$ Change
	(dollars in thousands)
Revenues	$6,185	$3,265	$2,920

Cost of sales (exclusive of items shown separately below)	4,122	2,634	1,488

Gross profit	2,063	631	1,432

Operating expenses:
Engineering services	18,757	8,426	10,331
General and administrative costs	24,031	7,638	16,393
Research and development costs	15,491	60	15,431
Depreciation and amortization	2,049	417	1,632
Total operating expenses	60,328	16,541	43,787

Other income (expense):
Changes in fair value of warrant liabilities	(2,276)	-	(2,276)
Interest income, net	12	58	(46)
Other income (expense), net	144	(2)	146
Total other income (expense), net	(2,120)	56	(2,176)

Income (loss) before income tax expense	(60,385)	(15,854)	(44,531)
Income tax expense	73	-	73
Net income (loss) before allocation to noncontrolling interest	(60,458)	(15,854)	(44,604)

Net income (loss) attributable to noncontrolling interest	(33,015)	(327)	(32,688)
Net income (loss) attributable to common stockholders	$(27,443)	$(15,527)	$(11,916)

Revenues

Total revenues increased by $2.9 million to $6.2 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase in revenue was primarily due to an increase in sales to new third-party customers, as well as the achievement of milestones on contracts with existing third-party customers of Nano.

Cost of Sales

Total cost of sales increased by $1.5 million to $4.1 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase in cost of sales was primarily due to increased costs recognized under new and existing revenue contracts to third-party customers of Nano during the nine months ended September 30, 2021.

Engineering Services

Total engineering services increased by $10.3 million to $18.8 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was primarily due to a $8.1 million increase in headcount of engineers and a $1.4 million increase in consultant costs. The costs related to recurrent engineers and consultants that are not solely associated with the development of BW3 and BB1 Satellites are expensed as engineering services. The remaining $0.8 million increase relates to other operating expenses, such as consumables and components and facility expenses. We expect engineering expenses to continue to increase over the upcoming years as the SpaceMobile Service is developed.

General and Administrative Costs

Total general and administrative costs increased by $16.4 million to $24.0 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was primarily due to a $6.9 million increase in employee and consultant-related expenses, such as salaries and recruiting fees due to the increase in headcount compared to the prior period, a $2.9 million increase in professional service fees due to the increase in legal and accounting services compared to the prior period, a $2.8 million increase in office-related expenses including software licenses and computer maintenance, a $2.7 million increase in insurance costs, and a $1.1 million increase in other miscellaneous expenses.

Research and Development Costs

Total research and development costs increased by $15.4 million to $15.5 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was primarily due to third-party development efforts relating to the BB1 Satellites to be used in the SpaceMobile constellation.

Depreciation and Amortization

Total depreciation and amortization expense increased by $1.6 million to $2.0 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was primarily due to the purchase of additional fixed assets and leasehold improvements during the period.

Changes in Fair Value of Warrant Liabilities

Total changes in fair value of warrant liabilities was $2.3 million for the nine months ended September 30, 2021 as compared to zero in the nine months ended September 30, 2020. The decrease was due to the unrealized loss on the change in the fair value of the warrant liabilities of $2.3 million during the nine months ended September 30, 2021. We did not have a similar change in the fair value of the warrant liabilities in the comparative period as the warrant liabilities were recorded as a result of the Business Combination in the second quarter of 2021.

Other Income (Expense), net

Total other income, net was $0.1 million for the nine months ended September 30, 2021 as compared to near zero in the nine months ended September 30, 2020. The increase was primarily due to non-recurring income from a third-party contract executed during the nine months ended September 30, 2021. We did not have similar income in the comparative period.

Noncontrolling Interest

Net loss attributable to noncontrolling interest was $33.0 million for the nine months ended September 30, 2021 as compared to $0.3 million in the nine months ended September 30, 2020. This increase in net loss correlates with the increase in net loss generated at AST LLC given the noncontrolling interest represents a portion of such net loss.

Liquidity and Capital Resources

We require capital to fund our operating expenses and to make capital expenditures. We expect our capital requirements to increase as our operations expand. As a result of the Business Combination, which occurred on April 6, 2021, NPA contributed net proceeds of approximately $416.9 million. As of September 30, 2021 we had $360.4 million of cash and cash equivalents on hand. We believe our cash on hand, inclusive of the cash obtained from the Business Combination, is sufficient to meet our current working capital and capital expenditure requirements for a period of at least eighteen months from the date of this Quarterly Report on Form 10-Q.

The design, manufacture, integration, testing, assembly and launch of satellites and related components and related ground infrastructure is a capital-intensive venture. We estimate the capital asset investments required for the manufacture and launch of the first phase of the BB1 Satellites to be between approximately $260.0 million and $300.0 million, which is expected to be incurred through the remainder of 2021, during 2022 and during 2023. Assuming we are able to execute on our current planned timeframe, we estimate the capital asset investments required for the manufacture and launch of all phases of the planned constellation, including the 168 satellites we currently anticipate are required to reach substantial global mobile coverage with MIMO capabilities to be between approximately $1.7 billion and $1.9 billion, expected to be incurred through the remainder of 2021 and through the third quarter of 2025. Through at least the end of 2023, and potentially into 2024 our operating expenses (excluding depreciation and amortization) are expected to increase quarterly resulting from increases in expenses relating to 1) hiring the required employees to complete the manufacture, assembly, integration and testing of the BW3 Satellite during 2021 and BB1 Satellites during 2022 and 2023, 2) additional general and administrative costs relating to the operation of a growing public company (legal and accounting fees, D&O and other insurance, etc.) and the related increase in the number of corporate employees, 3) expenses relating to the negotiation and procurement activities relating to the design and procurement required for the BB1 Satellites and efforts related to the required regulatory approvals, and 4) third-party research and development efforts relating to the development and design elements of the BB1 Satellites. We believe we have sufficient capital to fund planned operations and capital investments for at least eighteen months from the date hereof. The capital asset investments required to complete the SpaceMobile constellation and related operating costs are preliminary estimates. As we complete the design, development, componentry and launch procurement, assembly, integration and testing of the BB1 Satellites, our estimates may be subject to change and actual costs may be materially greater than our current estimates. We will need to raise additional capital to continue developing and launching satellites required to complete the SpaceMobile Service. We expect to raise additional funds through the issuance of equity, equity related or debt securities, or through obtaining credit from government or financial institutions or commercial partners. This capital may be necessary to fund ongoing operations, continue research, development and design efforts, improve infrastructure, and launch satellites. We cannot be certain that additional funds will be available to us on favorable terms if required, or at all. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects could be materially adversely affected.

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, (unaudited)
	2021	2020
	(dollars in thousands)
Cash and cash equivalents	$360,390	$63,074

Cash used in operating activities	$(58,612)	$(13,061)
Cash used in investing activities	(40,494)	(20,717)
Cash provided by financing activities	416,878	70,338

Operating activities

Cash used in operating activities was $58.6 million for the nine months ended September 30, 2021, as compared to cash used in operating activities of $13.1 million for the same period in 2020. The $45.5 million increase in cash used in operating activities for the nine months ended September 30, 2021 was primarily attributable to the $44.6 million higher net loss as a result of our Business Combination and related expansion of our operations and satellite technology development efforts, net of non-cash cost items and changes in operating working capital. Non-cash cost items increased $5.7 million period-over-period, primarily driven by a $2.3 million increase in fair value of the warrant liability and a $1.5 million increase in stock-based compensation, and a decrease in operating working capital of $6.6 million period-over-period.

Investing activities

Cash used in investing activities was $40.5 million for the nine months ended September 30, 2021, as compared to cash used in investing activities of $20.7 million for the same period in 2020. The $19.8 million increase in cash used in investing activities for the nine months September 30, 2021 was primarily attributable to a $12.2 million increase in BW3 satellite construction costs, as well as a $7.6 million increase in purchases of property and equipment including satellite antennas, test equipment, and leasehold improvements.

Financing activities

Cash provided by financing activities was $416.9 million for the nine months September 30, 2021, as compared to cash provided by financing activities of $70.3 million for the same period in 2020. The $346.6 million increase in cash provided by financing activities for the nine months ended September 30, 2021 was primarily attributable to the $416.9 million of net proceeds from the Business Combination in the second quarter of 2021, offset by the $72.1 million of net proceeds received from the issuance of AST LLC Series B Preferred Units in the 2020 period.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

Refer to Note 6 of our unaudited condensed consolidated financial statements included elsewhere in this Report for a summary of our commitments as of September 30, 2021.

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

For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, they are recorded at their initial fair value on the date of issuance and subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as a non-cash gain or loss in the condensed consolidated statements of operations.

Goodwill and Long-Lived Assets

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

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important in the determination of an impairment include significant underperformance relative to historical or projected future operating results, significant changes in the manner that we use the acquired asset and significant negative industry or economic trends.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of September 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

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

Item 1A. Risk Factors.

As of September 30, 2021, there have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Registration Statement on Form S-1 filed with the SEC on June 25, 2021 (File No. 333-257425) as well as the Risk Factors contained in Part II, Item 1A of our Form 10-Q filed with the SEC on August 16, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of AST SpaceMobile, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
3.2	Amended and Restated Bylaws of AST SpaceMobile, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
10.1†*	Offer Letter, dated as of September 14, 2021, between AST & Science LLC and Shanti Gupta.
10.2	Launch Services Agreement, dated as of September 20, 2021, between AST & Science LLC and Joint Stock Company GK Launch Services (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2021).
10.3	Launch Agreement, dated as of July 23, 2021, between AST & Science LLC and Space Exploration Technologies Corp. (“SpaceX”) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Management contract or compensatory plan or arrangement

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AST SPACEMOBILE, INC. (formerly known as New Providence Acquisition Corp.)

Date: November 15, 2021	By:	/s/ Abel Avellan
	Name:	Abel Avellan
	Title:	Chairman and Chief Executive Officer
Principal Executive Officer

Date: November 15, 2021	By:	/s/ Tom Severson
	Name:	Tom Severson
	Title:	Chief Operating Officer and Chief Financial Officer
Principal Financial Officer

