Form 10-K
period 2021-12-31
AST SpaceMobile, Inc.
filed 2022-03-31
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

f

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, was $514.7 million. The registrant has no non-voting common stock.

As of March 31, 2022, there were 51,782,154 shares of Class A common stock, $0.0001 per value, 51,636,922 shares of Class B common stock, $0.0001 par value, and 78,163,078 shares of Class C common stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

AST SPACEMOBILE, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2021

i

Certain Terms Used in this Report

References in this Annual Report to “we,” “us” or the “Company” refer to AST SpaceMobile, Inc. (formerly known as New Providence Acquisition Corp.). References to our “management” or our “management team” refer to our officers and directors. Additionally, unless the context otherwise requires, references in this report to:

•
“A&R Operating Agreement” refers to that certain Fifth Amended and Restated Limited Liability Company Operating Agreement of AST.
•
“American Tower” refers to ATC TRS II LLC, a Delaware limited liability company.
•
“AST LLC” refers to AST & Science, LLC, a Delaware limited liability corporation.
•
“AST Common Unit” means a unit of ownership interest in AST LLC which entitles the holder thereof to the distributions, allocations, and other rights under the A&R Operating Agreement.
•
“AST Equityholders” refers to Avellan, Invesat, Vodafone, American Tower, Samsung, and Rakuten USA.
•
“AST Options” refers to each outstanding option to purchase Existing AST Common Units granted pursuant to the AST Incentive Plan and the Prior AST Operating Agreement.
•
“Avellan” refers to Abel Avellan.
•
“Blocker Corporation” refers to a Blocker Corporation as defined in the Tax Receivable Agreement.
•
“Board of Directors” refers to our board of directors
•
“Business Combination” refers to the transactions contemplated by the Equity Purchase Agreement.
•
“Bylaws” are to our Amended and Restated Bylaws.
•
“Class A Common Stock” means the shares of class A common stock, par value $0.0001 per share of the Company.
•
“Class B Common Stock” means the shares of class B common stock, par value $0.0001 per share of the Company.
•
“Class C Common Stock” means the shares of class C common stock, par value $0.0001 per share of the Company.
•
“Class C Share Voting Amount” are to the “Class C Share Voting Amount,” as such term is defined in the A&R Certificate of Incorporation, which is a number of votes per share equal to (i) (x) 88.31%, minus (y) the total voting power of the outstanding stock of SpaceMobile (other than Class C Common Stock) owned or controlled by Mr. Avellan and his permitted transferees, divided by (ii) the number of shares of Class C Common Stock then outstanding.
•
“Closing” refers to the completion of the Business Combination.
•
“Common Stock” refers collectively to Class A Common Stock, Class B Common Stock and Class C Common Stock.
•
“Equity Purchase Agreement” refers to that certain Equity Purchase Agreement, dated as of December 15, 2020, by and among AST & Science LLC, New Providence Acquisition Corp., New Providence Management LLC, the AST Existing Equityholder Representative and the AST Existing Equityholders.
•
“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.
•
"Existing Equityholder(s)” refers to the equityholders of AST LLC pursuant to the Prior AST Operating Agreement.
•
"IoT" refers to internet of things.
•
"LTE” refers to long-term evolution.
•
“Prior AST Operating Agreement” means that certain Fourth Amended and Restated Limited Liability Company Operating Agreement of AST.
•
“Public warrants” are to the warrants sold by the Company as part of the units in its initial public offering.
•
“Rakuten” refers to Rakuten Mobile Singapore PTE. LTD, a Singapore private limited company.
•
“Rakuten USA” refers to Rakuten Mobile USA Service Inc., a Delaware corporation.
•
“SpaceMobile Service” refers to the global direct mobile broadband network that is expected to provide connectivity to any standard, unmodified, off-the-shelf mobile phone or 2G/3G/4G LTE/5G and IoT enabled device from the Company’s satellite network.

•
“Sponsor” refers to New Providence Acquisition Management LLC, a Delaware limited liability company.
•
“Stockholder Parties” refers collectively to Sponsor and the AST Equityholders.
•
“Subsidiaries” refers to Subsidiaries as defined in the Tax Receivable Agreement.
•
“Sunset Date” refers to the Sunset Date described in the Stockholders’ Agreement, which is the earliest to occur of (i) Avellan’s retirement or resignation from the Board of Directors, (ii) the date on which Mr. Avellan and his permitted transferees beneficially own less than 20% of the Class A Common Stock that Avellan beneficially owns as of immediately after the Closing and (iii) Avellan’s death or permanent incapacitation.
•
“Tax Receivable Agreement” refers to that certain Tax Receivable Agreement dated as of April 6, 2021 by and among the Company, AST LLC, the TRA Holders and Thomas Severson, as the TRA Holder Representative.
•
“TRA Holders” refers to a TRA Holders as defined in the Tax Receivable Agreement.
•
“Units” are to the units sold in our initial public offering, each of which consisted of one share of our Class A Common Stock and three-quarters of one public warrant.
•
“Vodafone” refers to Vodafone Ventures Limited, a private limited company incorporated under the Laws of England and Wales.
•
“Warrant Agreement” are to that certain Warrant Agreement, dated as of September 13, 2019, between Continental Stock Transfer & Trust Company and the Company.
•
“2G”, “3G” and “5G” each refer to generations of mobile technology.
•
“4G LTE” refers to fourth generation long-term evolution.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” for the purposes of federal securities laws that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-K regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

•
our strategies and future financial performance, including our business plans or objectives, products and services, pricing, marketing plans, operating expenses, market trends, revenues, liquidity, cash flows and uses of cash, and capital expenditures;
•
expected functionality of the SpaceMobile Service;
•
anticipated timing and level of deployment of satellites, anticipated demand and acceptance of mobile satellite services;
•
prospective performance and commercial opportunities and competitors;
•
our ability to finance our operations and research and development activities;
•
commercial partnership acquisition and retention;
•
our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•
our expansion plans and opportunities;
•
our ability to comply with domestic and foreign regulatory regimes and the timing of obtaining regulatory approvals;
•
our ability to invest in growth initiatives and enter into new geographic markets;
•
the impact of the novel coronavirus (“COVID-19”) pandemic;
•
our ability to deal appropriately with conflicts of interest in the ordinary course of our business; and
•
other factors detailed under the section entitled “Risk Factors.”

Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Item 1A-Risk Factors. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Our Company

We are an innovative satellite designer and manufacturer. We operate from six locations that include our corporate headquarters and 185,000 square foot satellite assembly, integrating and testing facilities in Midland, Texas, and engineering and development centers in Maryland, Spain, the United Kingdom, and Israel. Also, our 51% owned and controlled subsidiary, Nano, is located in Lithuania.

We and our global partners are building what we believe is the first space-based cellular broadband network designed to be accessible by standard mobile phones. The SpaceMobile Service is expected to provide cost-effective, high-speed mobile broadband services with global coverage to end-users, regardless of where they live or work, without the need to purchase special equipment. We believe the SpaceMobile Service would be the first global space-based cellular broadband network using Low Earth Orbit ("LEO") satellites to provide connectivity to any standard, unmodified, off-the-shelf mobile phone or 2G/3G/4G LTE/5G and IoT-enabled device. Our innovative satellite designs and components are expected to reduce the communication delay effects which existing geostationary satellite systems experience. The SpaceMobile Service is being designed to provide global coverage for users traveling in and out of areas without terrestrial mobile services on land, at sea or in flight.

We are partnering with Mobile Network Operators ("MNOs") to offer the SpaceMobile Service to the MNOs’ end-user customers. Accordingly, users will not need to subscribe to the SpaceMobile Service directly with us, nor will they need to purchase any new or additional equipment. We do not anticipate that mobile device manufacturers could unilaterally prohibit the SpaceMobile Service from being offered on their devices, as the service is designed to be complementary to the existing cellular broadband service offered by MNOs. We expect that users will be able to access the SpaceMobile Service when prompted on their device that they are no longer covered by the terrestrial cellular infrastructure of the MNO with the ability to immediately connect or purchase a subscription plan directly with their existing MNO. We generally seek to use a revenue-sharing business model in our agreements with MNOs. As of the date hereof, we have entered into preliminary agreements and understandings with MNOs which collectively cover approximately 1.8 billion mobile subscribers of which approximately 1.0 billion mobile subscribers are covered by preliminary agreements and understandings that provide for revenue-sharing with us. We estimate that the global market opportunity for our services is more than $1.1 trillion, according to Groupe Speciale Mobile Association (“GSMA”) market data, which represents approximately 5.3 billion mobile subscribers that are constantly moving in and out of coverage, of which approximately 3.8 billion subscribers are unconnected to cellular broadband, including 450.0 million people globally with no connectivity or mobile cellular coverage.

The SpaceMobile Service is expected to enable MNOs to augment and extend their coverage by using the MNOs’ spectrum resources without building towers or other land-based infrastructure, including where it is not cost-justified or is difficult due to environmental challenges, such as mountainous or rugged terrain, maritime or aeronautical applications.

The SpaceMobile Service currently is planned to be provided by a network of 168 high-powered, large phased-array satellites in LEO. The worldwide mobile traffic will be directed by the SpaceMobile constellation to gateways via high-throughput Q/V-band links and then directed to the in-country MNOs' core cellular network infrastructure, located at our dedicated gateways. We anticipate that users will be able to connect to the SpaceMobile Service as if they were using a local cell tower.

On April 1, 2019, we launched our first test satellite, the BlueWalker 1 ("BW1"), which was used to validate our satellite to cellular architecture and was capable of managing communications delays from LEO orbit and the effects of Doppler in a satellite to ground cellular environment using the 4G-LTE protocol. We are currently completing the assembly and testing of our BlueWalker 3 ("BW3") test satellite. The BW3 test satellite currently is targeted to launch in the Summer of 2022 on a Space Exploration Technologies Corp. ("SpaceX" ) Falcon 9 vehicle. We are also currently developing and designing our constellation of BlueBird (“BB”) satellites. In order to meet our production and launch targets, we are actively engaged in the procurement of long lead-time satellite componentry and electronics for our BB satellites. We are currently planning to begin launching our first commercial BB satellites during 2023 and expect this to continue through 2025. We currently are targeting to achieve substantial global mobile coverage after the launch of a total of 110 satellites by the end of 2024 and multiple input multiple output ("MIMO") capabilities during 2025 after the launch of a total of 168 satellites.

The SpaceMobile Service has not yet generated revenue and is not expected to generate revenue until after the commercial launch of the SpaceMobile Service. After we launch and deploy our BB satellites during 2023, we may seek to generate revenue by providing a limited SpaceMobile Service in certain countries. The limited SpaceMobile Service would not be available on a continuous basis and our ability to offer such limited services is dependent upon numerous factors, including execution of definitive commercial agreements with MNOs, agreement by MNOs to provide limited services to their end-user customers, end-user customer acceptance, pricing, availability of active satellites over the country, regulatory approvals, and other factors. As we continue to launch and deploy additional BB satellites during 2024 and 2025, we expect to generate revenue after the commercial launch of the SpaceMobile Service in certain geographical locations beginning in 2024 (see Item 1. Business - Development and Commercial Launch Timeline - Commercial Launch below).

Strategy

Key elements of our strategy include:

•
Maintaining our Focus on Technology and Innovation. We continue to focus on research and development to bring our SpaceMobile Service to the global market. Our continued innovation in the development of our satellite system, components and related technologies and services are supported by a global engineering team of space scientists and consultants and a culture that deeply values and supports innovation. We protect our innovations by owning the majority of the intellectual property we use and we seek to protect such intellectual property with United States ("U.S.") and worldwide patent registrations and applications.
•
Continue to Partner with MNOs to Sell the SpaceMobile Service to Their End-User Customers. We continue to contract with MNOs to use the planned SpaceMobile Service to supplement and augment their terrestrial networks. As of the date hereto, we have entered into preliminary agreements and understandings with MNOs which collectively cover approximately 1.8 billion mobile subscribers and of which approximately 1.0 billion mobile subscribers are covered by preliminary agreements and understandings that provide for revenue-sharing with us. We continue to work with existing partners as well as continue to expand with new partners to increase market access in the markets in which we operate.
•
Continuing to Build and Leverage Relationships with Wireless Infrastructure Providers. We intend to continue developing commercial partnerships that allow us to gain access to mobile subscribers across the globe. Our engineering, production and technology relationships augment our internal resources, including our ability to integrate and test satellites at our Midland, Texas facilities, and we intend to leverage their capabilities and infrastructure. Furthermore, we intend to leverage these relationships to provide the in-country ground infrastructure and telecom facilities necessary for our MNO partners to deliver the SpaceMobile Service to their customers.

The SpaceMobile Service

The SpaceMobile Service currently is expected to be provided by a high-powered, large phased-array 168 satellite system in LEO. The worldwide mobile traffic will be directed by the SpaceMobile constellation to gateways via high-throughput Q/V-band links and then directed to the in-country MNO’s core cellular network infrastructure, located at our dedicated gateways. Our technology is designed to not require any grants of new mobile spectrum or any involuntary spectrum sharing. Instead, with the consent of the participating MNO and the national regulator, our technology is intended to expand the utility of already-licensed mobile terrestrial spectrum to the MNOs, without causing harm to other users, in large part because the same licensee engages in satellite-terrestrial coordination. We believe the SpaceMobile Service is positioned to be the first global space-based mobile broadband network to be accessible to any standard, unmodified, off-the-shelf mobile phone or 2G/3G/4G LTE/5G and IoT-enabled device without communications delay encumbering other solutions.

We believe that the mobile satellite services industry will continue to experience growth driven by the increasing awareness of the need for reliable mobile voice and data communications services, the lack of coverage of most of the Earth’s surface by terrestrial wireless systems, the continued development of innovative, lower-cost technology, applications integrating mobile satellite products and services, and the continued development of the IoT. We believe only satellite providers can offer global coverage.

The BB satellites are being designed to use patented high-throughput modular satellite technology to distribute the functional capabilities of conventional satellites (power, thermal, navigation, communications) across many small, functionally independent and patented modules called Microns. The distribution of functionality across a large-area, low-volume and in-space structure maximizes the surface area while minimizing the total system mass. Because of the distributed nature of functionality, even if some Microns fail in space, the SpaceMobile Service is still expected to be able to continue operations, though at a slightly degraded capacity compared to the total loss of a conventional satellite. These Micron modules use a unique modular design and mechanically deploy in space to create a solar panel for energy storage on one side and a beamforming antenna for communication on the other side.

Development and Commercial Launch Timeline

Development and Testing

On April 1, 2019, we successfully launched our first satellite, BW1, which connected directly to an antenna at our facility in Midland, Texas, to test its satellite to ground communications technology. During such testing, we were able to validate its cellular architecture and its capability to manage communications delays from LEO orbit and the effects of Doppler in a satellite to ground cellular environment using the 4G-LTE protocol. We are currently completing the assembly and testing of our BW3 test satellite. The BW3 test satellite has an aperture of 693 square feet and is designed to communicate directly with mobile phones via 3GPP standard frequencies. The BW3 test satellite currently is targeted to launch in the summer of 2022 on a SpaceX’s Falcon 9 vehicle. However, the exact timing of such launch is contingent on a number of factors, including satisfactory and timely completion of testing of BW3. Through December 31, 2021 and as of the date hereof, we incurred approximately $67.6 million and $80.7 million of capitalized costs (including launch cost and non-recurring engineering costs) relating to the BW3 test satellite, respectively. The BW3 test satellite is substantially complete and we do not expect to incur material costs in future periods relating to the BW3 test satellite.

The BW3 test satellite is expected to enable testing with unmodified LTE and 5G devices such as smartphones, tablets and IoT equipment. The satellite is also expected to enable live testing for voice, video and data. With the BW3 test satellite, our main objective is to demonstrate the entire technology stack of our constellation satellite design by providing direct broadband communications between our BW3 test satellite and standard compliant LTE and 5G devices without any modification using UE standard in select bands in the 698 MHz to 960 MHz range and using gateways located in a number of selected countries, including the U.S. The BW3 test satellite will provide the testing and validation plans for the BB satellite design, expected to be used for the first commercial satellites of the SpaceMobile Service.

Commercial Launch

We have developed a satellite deployment plan and corresponding commercial launch plan of the SpaceMobile Service based on regional service areas to provide the SpaceMobile Service. The following table shows the number of BB satellites we expect to deploy for service in the listed geographical areas. Continuous coverage is not expected to be available at all times in certain areas of particular countries due to numerous factors, including number of active satellites in the region, latitude coverage range, and other factors. Also, we will need to obtain regulatory approval in each jurisdiction to provide the SpaceMobile Services and our inability to obtain such approval on a timely basis, or at all, could impact our commercial launch plans.

Planned Satellite Deployment	# of BB Satellites	Countries Included
Equatorial	20

Angola, Benin, Brazil, Burundi, Cameroon, Central African Republic, Chad, Colombia, Congo, Cook Islands, Costa Rica, Democratic Republic of the Congo, Ecuador, Equatorial Guinea, Ethiopia, French Guiana, French Polynesia, Gabon, Ghana, Guinea, Guyana, India, Indonesia, Ivory Coast, Kenya, Liberia, Malaysia, Maldives, Nigeria, Panama, Papua New Guinea, Peru, Philippines, Rwanda, Sierra Leone, Singapore, Solomon Islands, Somalia, South Sudan, Sri Lanka, Suriname, Tanzania, Thailand, Timor-Leste, Togo, Uganda, Venezuela, Vietnam, Zambia

Americas, Europe, Pan-Asia	45

Afghanistan, Algeria, Argentina, Australia, Bermuda, Chile, Cyprus, Egypt, Gibraltar, Greece, Iraq, Israel, Italy, Japan, Jordan, Lebanon, Libya, Malta, Mexico, Morocco, New Zealand, Pakistan, Portugal, Saudi Arabia, South Africa, South Korea, Spain, Tunisia, Turkey, Turkmenistan, Uruguay, USA

Rest of world	45

Albania, American Samoa, Andorra, Anguilla, Antigua & Barbuda, Armenia, Aruba, Austria, Azerbaijan, Bahamas, Bahrain, Bangladesh, Barbados, Belize, Bhutan, Bolivia, Bosnia & Herzegovina, Botswana, British Virgin Islands, Bulgaria, Burkina Faso, Cabo Verde, Cambodia, Canada, Cayman Islands, Comoros, Croatia, Djibouti, Dominica, Dominican Republic, El Salvador, Eritrea, Fiji, France, Gambia, Georgia, Grenada, Guam, Guatemala, Guinea-Bissau, Haiti, Honduras, Hong Kong, Hungary, Jamaica, Kazakhstan, Kosovo, Kuwait, Kyrgyzstan, Laos, Lesotho, Macao, Macedonia, Madagascar, Malawi, Mali, Mauritania, Mauritius, Mayotte, Moldova, Monaco, Mongolia, Montenegro, Montserrat, Mozambique, Myanmar, Namibia, Nepal, New Caledonia, Nicaragua, Niger, Niue, Norfolk Island, Northern Mariana Islands, Oman, Paraguay, Puerto Rico, Qatar, Réunion, Romania, Saint Kitts & Nevis, Saint Lucia, Saint Vincent & the Grenadines, Samoa, Senegal, Serbia, Slovenia, Sudan, Switzerland, Taiwan, Tajikistan, Tonga, Trinidad & Tobago, Turks & Caicos Islands, Ukraine, United Arab Emirates, United States Virgin Islands, Uzbekistan, Vanuatu, Yemen

MIMO Functionality	58

Albania, Andorra, Armenia, Austria, Azerbaijan, Belgium, Bosnia & Herzegovina, Bulgaria, Croatia, Cyprus, Czech Republic, Faeroe Islands, France, Georgia, Germany, Gibraltar, Greece, Guernsey, Hungary, Ireland, Isle of Man, Italy, Japan, Jersey, Kosovo, Latvia, Liechtenstein, Luxembourg, Macedonia, Malta, Moldova, Monaco, Montenegro, Netherlands, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Switzerland, Ukraine, United Kingdom, USA

We currently plan to begin launching the first commercial BB satellites in 2023 and expect this to continue through 2025. We currently plan to achieve substantial global mobile coverage after the launch of an aggregate of 110 satellites by the end of 2024 and MIMO capabilities during 2025 after the launch of an aggregate of 168 satellites. Our current plan is subject to numerous uncertainties, many of which are beyond our control, including satisfactory and timely completion of assembly and testing of the satellites, availability of launch windows by the launch providers, proposed orbits and resulting satellite coverage, launch costs, ability to enter into agreements with MNOs, regulatory approvals, and other factors. Accordingly, we may adopt a deployment strategy that may differ from our current plan.

Customers, Sales and Marketing

We have developed relationships with companies, such as Vodafone, Rakuten USA, American Tower and others that have innovative technologies and products, highly skilled personnel or potential end-user customers that complement our strategy. Also, our business model with MNOs is designed to allow the MNO to augment and extend their coverage by using their own spectrum resources without having to build towers or other infrastructure, including where it is not cost-justified or is difficult, which, in turn, is contemplated to provide us with the ability to sell our SpaceMobile Service to the end-user customers of MNOs without any direct contract with us.

The SpaceMobile Service is being designed to offer global broadband internet connectivity under our wholesale business model of revenue-sharing agreements with MNOs. Through these agreements with MNOs, we will gain access to their existing customers who will be the ultimate end-users of the SpaceMobile Service. We generally seek to negotiate a revenue-sharing model in our agreements with MNOs. As of the date hereof, we have entered into over 20 preliminary agreements and understandings with MNOs which collectively cover approximately 1.8 billion mobile subscribers and of which approximately 1.0 billion mobile subscribers are covered by preliminary agreements and understandings that provide for revenue-sharing with us. Many of these preliminary agreements and understandings will need to be renewed as their terms will end before we launch the SpaceMobile Service. Also, we will need to execute definitive commercial agreements with MNOs that will supersede these preliminary agreements and understandings before we can offer our SpaceMobile Service.

We expect that the MNOs will market and sell the enhanced coverage of the SpaceMobile Service directly to their customers and offer the service at a differentiated price to the current terrestrial coverage using the following service offerings through automatic prompts that are made via text message directly to the end-user customer’s mobile phone when they leave the terrestrial coverage area and at the point in time when they likely want to access the SpaceMobile Service or are subscribed for as part of a monthly add-on to the end-user customer’s existing wireless plan:

Service Offering	Service Offering Details
Day Pass (Ad-Hoc)	●	Upon leaving the terrestrial cellular coverage area, mobile subscribers will receive a text on their phone asking if they would like to turn on the SpaceMobile Service.

Monthly Add-on Subscription (Consumer)	●	Subscribers can pay a fixed monthly fee to add the SpaceMobile Service as a supplemental service to their current wireless plan.

	●	Roaming onto the SpaceMobile Service’s network upon entering an area without cell tower coverage.

Monthly Add-on Subscription (Enterprise)	●	Same as monthly ad-on for consumers, but with more data targeting commercial enterprises and governments.

Standalone Get Connected Plan	●	In areas without cellular coverage today, subscribers will use and pay for the SpaceMobile Service as their primary network.

	●	Incumbent wireless companies and other promotional partners are expected to sell and/or subsidize low-cost phones and market the SpaceMobile Service.

We expect that the majority of our revenue will be generated from the SpaceMobile Service offerings described above through revenue-sharing arrangements with MNOs; however, the ultimate offerings and pricing will be subject to mutual agreement with the MNOs and there can be no assurance as to what model any MNO ultimately offers its customers and the level of customer acceptance of these models.

Manufacturing, Assembly and Launch

Our management team facilitates an efficient contract manufacturing process through the development of strong relationships with a number of different domestic and international contract manufacturers. We utilize a range of contract manufacturers and vendors to manufacture specific components, subassemblies, software and other electronic components used in our satellites. Some components, subassemblies and services necessary for the manufacture of our satellites are obtained from a sole source supplier or a limited group of suppliers. We conduct extensive testing and quality-control procedures for all products in our facilities in Texas, Israel and Spain.

Our satellite systems will be assembled, integrated and tested in our Texas facilities. During the fourth quarter of 2021, we purchased an additional 100,000 square foot facility in Midland, Texas (the "AIT Facility"). We are currently making capital investments in the AIT Facility to purchase the required assembly equipment and build out the clean-room capacity required to industrialize our assembly, integration and testing processes for the BB satellites. With the purchase of AIT Facility, we now have a total of 185,000 square feet of industrial space in Texas and upon the completion of build-out of the AIT Facility, we will have an aggregate of approximately 100,000 square feet of clean room capacity for the assembly, integration and testing of our BB satellites. With our current facilities in Midland, Texas, at full capacity, we expect to be able to assemble up to six BB satellites per month.

We have entered into a multi-launch agreement with SpaceX for future launches of the BB satellites through December 31, 2024, including the launches of the BW3 test satellite and the first BB satellite. The agreement provides for a framework for additional launch service agreements relating to the launch of future BB satellites, and permits us to delay launches of the satellites upon the payment of certain rebooking fees. The exact timing of the satellite launches is contingent on a number of factors, including satisfactory and timely completion of production and testing of the satellites. We intend to continue to explore engaging with multiple satellite launch providers for subsequent launches of the BB satellites.

Satellite Technology Development

The industry in which we compete is subject to rapid technological developments, evolving standards, changes in customer requirements and continuing developments in the communications and networking environment. We believe our ability to adapt to these changes, and to develop the SpaceMobile Service and the related components, is a significant factor in our ability to execute our business plan.

We conduct a majority of our engineering development activities by utilizing our global engineering team of space scientists and consultants, whom we employ or directly engage as consultants or who are engaged either full- or part-time on our matters and are employed by third-party consultants who work with us on various aspects of our satellite system development efforts. Our engineering development activities primarily take place at development offices or teams located in Maryland, Spain, the United Kingdom and Israel as well as at our Texas assembly and testing facilities. Also, we utilize third-party technology partners to assist in the development of our satellite technology, including our satellite mechanical design and the design of our electronics.

Government Regulation

We are required to comply with the laws and regulations of, and often obtain approvals from, national and local authorities in connection with our services. As we launch service to additional countries and regions, we will become subject to additional governmental approvals and regulations. We will provide a number of services that rely on the use of radio-frequency spectrum, and the provision of such services is highly regulated. Satellites are to be operated in a manner consistent with the regulations and procedures of the International Telecommunication Union (“ITU”), a specialized agency of the United Nations, which require the coordination of the operation of satellite systems in certain circumstances, and more generally are intended to avoid the occurrence of harmful interference among different users of the radio spectrum.

Our business is subject to extensive rules, regulations, statutes, orders and policies imposed by the government in the United States and in foreign jurisdictions. For example, in the U.S. commercial use of radio-frequency spectrum is subject to the jurisdiction of the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended. The FCC is responsible for authorizing the operation of commercial spacecraft, and also authorizes non-U.S. licensed spacecraft to be used to serve the United States. The FCC also licenses the operation of satellite earth stations and regulates the technical and other aspects of the operation of these facilities.

The SpaceMobile Service in the United States is subject to a pending market access application before the FCC to permit the use of a foreign satellite in United States territory in V-band frequencies. The application seeks authority to utilize 243 satellites operating in 16 orbital planes in an approximate altitude of 700 kilometers. If we do not operate the satellites as requested, we would need to modify our license with the FCC or risk losing a portion of our surety bond for failure to meet all milestones. The FCC application, and an accompanying Request for Declaratory Ruling, have been accepted for filing and are under consideration by the FCC. Third parties have filed letters of support for, and of opposition to, our market access application.

Because the SpaceMobile Service will be using satellites transmitting on spectrum traditionally licensed to MNOs, we also will need the approval of the FCC’s Wireless Telecommunications Bureau, which handles terrestrial wireless licensing. We intend to seek this approval in connection with an agreement with a terrestrial wireless carrier with which we have a cooperative arrangement. Other parties have indicated that they may oppose this approval on procedural and substantive grounds.

We have applied for an experimental license with the FCC to permit the testing of the BW3 test satellite in LTE frequencies in multiple locations in the United States and to permit the use of ground stations in Texas and Hawaii in connection therewith. Such application is currently pending before the FCC. We also will need to secure FCC authority in the future for the ground segment of the SpaceMobile Service, namely two or three fixed earth stations located in the United States. Earth station licenses generally are granted for 15-year terms, and typically are renewed in the ordinary course. Material changes in earth station operations would require prior approval by the FCC. The operation of our earth stations is subject to various license conditions, as well as the technical and operational requirements of the FCC’s rules and regulations.

We are also seeking regulatory approval for fixed earth stations in other jurisdictions around the world to operate satellite earth stations in connection with our service, including in connection with BW3 testing. Also, we are seeking regulatory approval to permit the use of our satellites using V-band frequencies in foreign jurisdictions where we intend to operate. If we are unable to obtain such regulatory approvals, we would not be able to operate in those jurisdictions. Also, with respect to BW3, we have contracted with third parties to permit the usage of S-band frequencies. We intend to contract with third parties for the usage of S-band frequencies in connection with the operation of the SpaceMobile Service.

The SpaceMobile Service will also operate under filings made by Papua New Guinea with the ITU and Papua New Guinea has issued a Radiocommunications Apparatus License to us to operate our satellite system. The orbital location and frequencies for our satellites are subject to the ITU’s regulations, including its frequency registration and coordination procedures, and its various provisions on spectrum usage. Those procedures are specified in the ITU Radio Regulations and seek to facilitate shared international use of limited spectrum and orbital resources in a manner that avoids harmful interference. Among other things, the ITU regulations set forth procedures for establishing international priority with respect to the use of such resources, deadlines for bringing satellite networks into use in order to maintain such priority, and coordination rights and obligations with respect to other networks, which vary depending on whether such networks have higher or lower ITU priority. Further licensing by Papua New Guinea may be required if material changes to the SpaceMobile Service are made. We expect to register each of our satellites after launch with the United Nations Register of Objects Launched Into Outer Space via a European country where we have operations.

Government regulators, including the FCC, have adopted expansive views of the scope of their regulatory authority over common carriers providing broadband mobile service and are increasingly focused on the quality of service, customer disclosures, customer privacy, and the customer support that wireless carriers provide. These include, but are not limited to, common carrier obligations; universal service obligations; rules governing billing and the pass through of third party charges, regulations governing subscriber privacy and customer proprietary network information; access to E911 and location accuracy requirements; roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; emergency warning requirements; rules governing spam, telemarketing and truth-in-billing; outage reporting; open Internet and Net neutrality requirements; cybersecurity and rules requiring the offering of equipment and services that are accessible to and usable by persons with disabilities, among others. Note that we do not expect that SpaceMobile will be subject to common carrier obligations and regulations, but SpaceMobile’s MNO partners may be subject to the conditions described above.

Intellectual Property

Our intellectual property portfolio consists of over 28 patent families, 8 United States patents (and the exclusive license to use one United States patent) and 25 United States patent applications. We also have patents in 12 countries in Europe and Japan with 5 international patent applications and 37 pending applications in the following six jurisdictions: Japan, Australia, Korea, Canada, Europe and India. We have more than 2,100 patent and patent pending claims worldwide as of the date hereof.

We seek to establish and maintain our proprietary rights in our technology and products through a combination of patents, copyrights, trademarks, trade secrets and contractual rights. We also seek to maintain our trade secrets and confidential information through nondisclosure policies, the use of appropriate confidentiality agreements and other security measures. We have registered a number of patents and trademarks in the United States and in other countries and have a number of patent filings pending determination. There can be no assurance, however, that these rights can be successfully enforced against competitive products in any particular jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks, trade secrets and contracts has value, the rapidly changing technology in the satellite and wireless communications industries and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise and management abilities of our employees rather than on the protections afforded by patent, copyright, trademark and trade secret laws and contractual rights.

Certain of our products include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based upon past experience and standard industry practice, that such licenses generally could be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all.

The industry in which we compete is characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights. We cannot assure you that our patents and other proprietary rights will not be challenged, invalidated or circumvented, that others will not assert intellectual property rights to technologies that are relevant, or that our rights will give us a competitive advantage. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States.

Competition

The mobile satellite services industry at-large is highly competitive but has significant barriers to entry, including the cost and difficulty associated with successfully developing, building and launching a satellite network and obtaining various governmental and regulatory approvals. In addition to cost, there is a significant amount of lead time associated with obtaining the required licenses, building and launching the satellite constellation, and developing and deploying the ground network technology. We currently face substantial competition from other service providers that offer a range of mobile and fixed communications options. There are also a number of competitors working to develop innovative solutions to compete in this industry, many of which are more established providers or have significantly greater resources than we do. In addition, while we view our services as largely complementary to terrestrial wireline and wireless communications networks through our MNO partnerships, we also compete with them indirectly.

We face competition from other service providers that offer a range of mobile and fixed communications options, such as Inmarsat, Globalstar, ORBCOMM, Thuraya Telecommunications Co. and Iridium Communications. In addition, we face competition from companies developing new LEO networks such as SpaceX’s Starlink, OneWeb and Amazon’s Kuiper. The key differentiator between the SpaceMobile Service and all other LEO constellations and mobile satellite service providers is that we intend to connect our SpaceMobile Service to standard, unmodified cellular phones without the requirement of special software, ground terminals or hardware all while utilizing the spectrum owned and licensed by the MNOs, where as other LEO constellations and mobile satellite service providers require a specific dedicated/proprietary terminal to access each network. In the case of the LEO operators, a VSAT end-user terminal is used and with the mobile satellite service providers, a special purpose satellite phone is required.

We also compete with regional mobile satellite communications services in several geographic markets. In these cases, the majority of our competitors’ customers require regional, not global, mobile voice and data services, so competitors may present a viable alternative to the SpaceMobile Service. These regional competitors operate or plan to operate geostationary satellites. In some markets, we compete directly or indirectly with very small aperture terminal operators that offer communications services through private networks using very small aperture terminals or hybrid systems to target business users. We also compete indirectly with terrestrial wireline and wireless communications networks and to the extent that terrestrial communications companies invest in underdeveloped areas, we may face increased competition in those areas.

Environmental, Health and Safety

We are subject to various laws and regulations relating to the protection of the environment and human health and safety, including those governing the management, storage and disposal of hazardous materials, such as fuels and batteries, which may contain hazardous materials. Certain environmental laws, such as the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), impose joint and several liability, without regard to fault, for cleanup costs on persons who disposed of or released hazardous substances into the environment, including at third-party sites or offsite disposal locations, or those who currently own or operate (or formerly owned or operated) sites where such a release occurred. In addition to clean-up actions brought by federal, state, local and foreign governmental entities, private parties could raise personal injury or other claims against us due to the presence of, or exposure to, hazardous materials on, from or otherwise relating to such a property.

Also, our operation of satellites will be regulated by various jurisdictions over which our satellites will travel, as well as those jurisdictions in which we enter or return to the earth’s atmosphere and land (including through unintentional landings). We could incur significant costs, including cleanup costs, fines, sanctions and third-party claims, as a result of violations of or in connection with liabilities under environmental laws and regulations.

Human Capital Management

As of December 31, 2021, we had approximately 386 employees and consultants worldwide, which included approximately 163 employees and consultants in the U.S. and approximately 223 in other jurisdictions, primarily Israel, Spain, the United Kingdom, and Lithuania. We view the strength of our leadership team and our talented colleagues around the world as a critical component of our future success. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements, which may automatically make our employees subject to industry-wide collective bargaining agreements. None of our U.S. employees are subject to any collective bargaining agreement. Generally, each employee is required to sign a confidentiality, non-disclosure and non-use agreement with us. We consider our employee relations to be good.

Our key human capital objectives in managing our business include attracting, developing and retaining top talent, while integrating diversity, equity and inclusion principles and practices into our core values. Our success depends, in part, on our continuing ability to identify, hire, attract, train, develop, and maintain our employees' well-being. Our ability to hire, attract and retain employees depends on our ability to provide competitive total compensation. Our compensation and benefit packages are designed to attract and retain employees and align the employees' interests with our long-term success. We seek to align the interests of our employees and stockholders by providing long-term incentive programs such as awards of stock-based compensation to most of our employees. We generally make available the following benefits for our employees, including, but not limited to, health insurance, flexible spending accounts, life insurance, long- and short-term disability, unlimited vacation in the U.S. and paid vacation in foreign jurisdictions, paid time off for holidays, sick time, and parental leave.

We seek to attract a diverse population of employees by using a wide variety of recruiting platforms, such as online job portals (including portals targeted to diverse communities), recruiters, in-person job fairs, local university training and recruitment programs, and employee referrals. We encourage training and development of our employees and provide on-the-job training and online training platforms.

We are committed to ensuring a safe working environment for our employees. Our engineering and manufacturing facilities have injury prevention programs, and our procedures emphasize the need for the cause of injuries to be investigated and for action plans to be implemented to mitigate potential recurrence. In response to the COVID-19 pandemic, we implemented a health and safety policy that contains protocols consistent with federal guidelines. We continue to provide weekly COVID-19 testing for the collective health and safety of our employees. We initially transitioned our workforce to work from home and have now moved to a hybrid model, except for manufacturing employees whose work requires the use of equipment at our facilities. We believe that we have learned to operate successfully in this new environment, and we remain committed to supporting our hybrid work program for our team.

Key Wireless Infrastructure Provider Relationships

We have relationships with various wireless infrastructure providers. A summary of certain commercial relationships with wireless infrastructure providers is below.

Vodafone

We and Vodafone have agreed to enter into one or more definitive agreements for a commercial partnership that is anticipated to use the SpaceMobile Service (the “Vodafone Commercial Agreements”). In connection with the commercial agreements, we have agreed that we, our subsidiaries, and affiliates would not enter into any agreement, term sheet, or letter of intent that grants another party the rights related to the provision of mobile services in the Vodafone markets or Vodafone partner markets prior to the execution of the Vodafone Commercial Agreements.

The Vodafone Commercial Agreements are expected to include mutual exclusivity, conditioned upon Vodafone making the SpaceMobile Service available to all of its customers and certain promotional efforts, within all Vodafone markets for five years commencing on the launch of a commercial service in all of the Vodafone markets; preferential commercial terms in Vodafone partner markets; 50/50 revenue share for the SpaceMobile Service in Vodafone exclusivity markets; and the procurement, building and operating of mobile network ground stations at a mutually agreed cost by Vodafone. No payments have been made to date between us and Vodafone pursuant to the anticipated Vodafone Commercial Agreements. Vodafone has the right to designate one individual to our Board of Directors. Currently, Vodafone’s designee is Luke Ibbetson, Head of Group Research & Development, Vodafone.

Also, we entered into a side letter with Vodafone dated December 15, 2020, under which we have agreed (i) not to enter into any material corporate strategic relationship or material commercial agreement with a party other than Vodafone and its affiliates that would be reasonably expected to materially frustrate our ability to satisfy our obligations under the Vodafone Commercial Agreements with certain exceptions; (ii) to allocate sufficient funds in the capital budget to facilitate compliance with our obligations under the Vodafone Commercial Agreements; and (iii) not to alter our business plan in a manner that is materially detrimental to our ability to satisfy our obligations under the Vodafone Commercial Agreements.

American Tower

We and American Tower have entered into a side letter agreement that was subsequently amended and restated on December 15, 2020 to reflect the transactions and agreements contemplated by the Equity Purchase Agreement between us and New Providence Acquisition Corp. ("NPA") (the “Amended and Restated Letter Agreement”). The Amended and Restated Letter Agreement

contemplates that we and American Tower will enter into commercial agreements to use American Tower facilities for our terrestrial gateway facilities in certain markets. The term of the operational agreement between us and American Tower is for an anticipated five years after the initial launch of commercial mobile services by us.

The usage of any American Tower services in a Vodafone market will be memorialized in a commercial agreement among all three parties. In markets where Vodafone does not operate (“Carrier Neutral Markets”), we and American Tower may enter into an agreement for American Tower to manage the operation of our deployed gateway facility in such market. In Carrier Neutral Markets where we require a third party to provide a gateway facility or services, we agree to not accept any bid that is inferior to American Tower’s best and final proposal for such gateway facility or services. We also agree to use commercially reasonable efforts to utilize American Tower facilities in (i) Vodafone markets where Vodafone decides to not use its facilities, (ii) in Carrier Neutral Markets, and (iii) instances where we require a third-party vendor.

Additionally, we will work with American Tower to evaluate and plan gateway facility and radio access network data center deployments with preferred vendor status to offer carrier-neutral hosting facilities in certain equatorial markets. American Tower will serve as the preferred vendor for carrier neutral hosting facilities. We will pay American Tower a monthly connection fee for use of a carrier neutral hosting facility, which we expect will be charged back to each applicable MNO. If we and American Tower agree to construct a new carrier neutral hosting facility or improve an existing one and American Tower elects to fund all such capital expenditures, American Tower will provide AST with a fair-market, long-term lease to such facility. No payments have been made to date between us and American Tower under the Amended and Restated Letter Agreement. American Tower has the right to designate one individual to our Board of Directors. Currently, American Tower's designee is Ed Knapp, Chief Technology Officer, American Tower.

Rakuten

On February 4, 2020, we entered into a commercial agreement with Rakuten, for our development of exclusive network capabilities in Japan compatible with the mobile network of Rakuten and its affiliates, which agreement was amended and restated as of December 15, 2020 (the “Rakuten Agreement”). Under the terms of the Rakuten Agreement, we agreed to make investments in building network capabilities in Japan that are compatible with the mobile network of Rakuten and its affiliates. Furthermore, we will collaborate with Rakuten to ensure network capability with Rakuten’s licensed frequencies, including full coverage in Japan with 3GPP Band 3 frequencies with MIMO capability. Upon the launch of such coverage, Rakuten will receive unlimited, exclusive rights and usage capacity in Japan in exchange for a $0.5 million annual maintenance fee payable to us or our successors. We will make $5.0 million (or such lesser amount as mutually agreed upon the parties) in capital investments towards the design, construction, acquisition and implementation of ground communication assets. We and Rakuten will receive unlimited rights and usage of the ground assets for their respective operations, including, but not limited to, satellite and other telecommunication communications. The Rakuten Agreement includes a commercial roadmap for our satellite launches with key performance indicators (“KPIs”) that we must meet. If we do not meet the applicable KPIs for the last two phases of our satellite launch program in accordance with such commercial roadmap or if we become subject to any bankruptcy proceeding or become insolvent, we shall pay to Rakuten a penalty amount of $10.0 million.

The term of the Rakuten Agreement shall remain in effect until we or our successor fulfill our obligations under the Rakuten Agreement. No payments have been made to date between us and Rakuten under the Rakuten Agreement. Rakuten has the right to designate two individuals to our Board of Directors. Currently, Rakuten’s designees are Mickey Mikitani, Founder, Chairman and Chief Executive Officer, Rakuten, Inc., and Tareq Amin, Chief Executive Officer, Rakuten Mobile.

Information about our Executive Officers

Certain information concerning our executive officers is set forth below:

Name	Age	Position
Abel Avellan	51	Chairman and Chief Executive Officer
Tom Severson	58	Chief Operating Officer and Chief Financial Officer
Brian Heller	54	Executive Vice President, General Counsel and Secretary
Shanti Gupta	45	Chief Accounting Officer

Abel Avellan. Mr. Avellan is AST’s Founder, Chairman, and Chief Executive Officer since its inception in 2017. Prior to founding AST, Mr. Avellan served as the founder and Chief Executive Officer of Emerging Markets Communications (EMC), a satellite-based communications services provider to maritime and other mobility markets, from 2000 until its sale for $550.0 million in July 2016. Mr. Avellan has over 25 years of success in the space industry and is an inventor on 24 U.S. patents. He was the recipient of the Satellite Transaction of the Year award by Euroconsult in 2015 and was named Satellite Teleport Executive of the Year in 2017.

Tom Severson. Mr. Severson joined AST in September 2017. He has 25+ years' experience in technology, media and telecommunications industry. He was most recently CFO of EMC until its sale in 2016. Previously, he held the CFO post at Myxer, the Nicklaus Companies (owned by golf legend Jack Nicklaus), American Media and Paxson Communications (ndba ION Media). Early in his career, Tom was the Chief Accounting Officer of Sinclair Broadcast Group and a CPA in the audit practice of KPMG LLP. Mr. Severson earned his Bachelor of Science in Accounting from University of Baltimore where he graduated magna cum laude.

Brian Heller. Mr. Heller has over 20 years of public company experience. Prior to joining AST in February, 2021, he served as General Counsel of Castle Brands Inc., a publicly-traded spirits company, until its sale to Pernod Ricard, and as Senior Vice President - Business and Legal Affairs of Ladenburg Thalmann Financial Services, a publicly-traded financial services company, until its sale to a portfolio company of Reverence Capital Partners. He joined Ladenburg from AOL Latin America. Previously, Mr. Heller was a Partner in the Corporate and Intellectual Property Departments at the Steel Hector & Davis law firm (now Squire Patton Boggs) in Miami, Florida. Earlier in his career, he served as a law clerk to the Honorable James Lawrence King of the United States District Court for the Southern District of Florida. Mr. Heller received his J.D., cum laude, from Georgetown University Law Center, where he was Articles Editor of the Georgetown Law Journal, and his bachelor of science degree from Northwestern University. He is admitted to practice law in New York and Florida.

Shanti Gupta. Mr. Gupta joined AST in September 2021 and serves as AST's Chief Accounting Officer responsible for the Company's financial operations, corporate accounting, external reporting, and financial planning and analytics. He brings more than 20 years of global finance and accounting experience to his role on AST's leadership team. Before joining AST, he worked with Ernst & Young LLP in New York from 2014, where he was a Partner and Managing Director in the Financial Accounting Advisory Services. Previously, he has worked with Deloitte & Touche LLP in New York and KPMG in India. He earned his Bachelor of Commerce (Honors) from Shri Ram College of Commerce, Delhi University, India, and is a licensed Certified Public Accountant. He is also a Chartered Accountant from The Institute of Chartered Accountants of India.

Available Information

Our Company's internet website address is www.ast-science.com. We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and other information with the SEC. We also make available on that website, and in print, if any stockholder or other person so requests, our “Code of Business Conduct and Ethics” applicable to all employees and Directors. Any changes to our Code of Ethics will be posted on that website. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Item 1A. Risk Factors

You should carefully consider the risks described below together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described below are not the only ones that we may face. Additional risks that are not currently known to us or that we currently consider immaterial may also impair our business, financial condition or results of operations.

Risks Related to Our Business and Industry

Our SpaceMobile Service is in development and may not be completed on time or at all and the costs associated with it may be greater than expected.

While we currently estimate the capital asset investments required for the manufacture and launch of the SpaceMobile Service will be approximately $1.9 billion, there can be no assurance that we will complete the SpaceMobile Service and related infrastructure, products and services on a timely basis, on budget or at all. Design, manufacture and launch of satellite systems are highly complex and historically have been subject to frequent delays and cost over-runs. For example, the BW3 launch was delayed and the BW3 development costs exceeded initial estimates. Development of the SpaceMobile Service, which is utilizing new technology, may suffer from delays, interruptions or increased costs due to many factors, some of which may be beyond our control, including:

•
the failure of the SpaceMobile Service to work as expected as a result of technological or manufacturing difficulties, design issues or other unforeseen matters;

•
lower than anticipated demand and acceptance for the SpaceMobile Service and mobile satellite services in general;
•
the inability to obtain capital to finance the SpaceMobile Service and related infrastructure, products and services on acceptable terms or at all;
•
engineering and/or manufacturing performance failing or falling below expected levels of output or efficiency;
•
denial or delays in receipt of regulatory approvals or non-compliance with conditions imposed by regulatory authorities;
•
the breakdown or failure of equipment or systems;
•
the inability to reach commercially viable agreements with launch providers that can accommodate the technical specifications of our satellites, proposed orbits and resulting satellite coverage, and proposed launch timing;
•
launch costs which may exceed our estimates;
•
non-performance by third-party contractors or suppliers;
•
the inability to develop or license necessary technology on commercially reasonable terms or at all;
•
launch delays or failures or deployment failures or in-orbit satellite failures once launched;
•
the inability to reach commercially viable cooperative agreements to license spectrum with one or more MNOs;
•
the inability to negotiate agreements with mobile network operators relating to the SpaceMobile service that would supersede memoranda of understanding;
•
labor disputes or disruptions in labor productivity or the unavailability of skilled labor;
•
increases in the costs of materials or services, including due to inflation;
•
changes in project scope;
•
increased competition;
•
additional requirements imposed by changes in laws or regulations;
•
geopolitical events, such as the outbreak of war or hostilities, as well as related sanctions and other trade restrictions;
•
the COVID-19 pandemic and other public health events; or
•
severe weather or catastrophic events such as fires, earthquakes, storms (including space storms and adverse weather in space) or explosions.

If any of the above events occur, they could have a material adverse effect on our ability to continue to develop the SpaceMobile Service and related infrastructure, products and services, which would materially adversely affect our business, financial condition and results of operations.

We will incur significant expenses and capital expenditures in the future to execute our business plan and develop the SpaceMobile Service, and we may be unable to adequately control our expenses.

We will incur significant expenses and capital expenditures in the future to further our business plan and develop the SpaceMobile Service, including expenses to:

•
design, develop, assemble and launch our satellites;
•
design and develop the components of the SpaceMobile Service;
•
conduct research and development;
•
purchase raw materials and components;
•
launch and test our systems;
•
expand our design, development, maintenance and repair capabilities; and
•
increase our general and administrative functions to support our growing operations.

Because we will incur much of the costs and expenses from these efforts before we receive any revenues with respect thereto, our losses in future periods will be significant. Also, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses. Our ability to become profitable in the future will not only depend on our ability to successfully launch satellites and build the SpaceMobile Service, but also to control costs. If we are unable to efficiently design, manufacture, launch and service our satellites or experiences significant delays during such development, our potential margins, potential profitability and prospects would be materially and adversely affected.

We will need to raise additional funds to fully implement our planned SpaceMobile Service. These funds may not be available to us when we need them on favorable terms or at all. If we cannot raise additional funds when needed, our operations and prospects could be negatively affected.

The design, manufacture, integration, testing, assembly and launch of satellites and related components and related ground infrastructure is a capital-intensive venture. We currently estimate the capital asset investment required for the manufacture and launch of the first 20 BB satellites to be in the range of approximately $260.0 to $300.0 million, and approximately $1.9 billion for the manufacture and launch of the 168 BB satellites we expect will be necessary to offer the full SpaceMobile Service. We expect that we will have sufficient capital to fund planned operations and development for at least the next 12 months. In the event that the gross costs associated with designing, building and launching the SpaceMobile Service are greater than expected, we may exhaust our existing capital more rapidly than expected. We intend to seek to raise additional capital prior to the commencement of the commercial services. Also, we will need to raise additional capital to continue to fund our operations, develop and launch satellites required to provide substantial global mobile coverage of the SpaceMobile Service. We expect to raise additional funds through the issuance of equity, equity related or debt securities, or through obtaining credit from government or financial institutions or commercial partners. This capital may be necessary to fund our ongoing operations, continue research, development and design efforts, improve infrastructure, and launch satellites. To the extent we seek to raise funds in the capital markets, our ability to do so will depend upon market conditions, and recent events including the COVID-19 pandemic and escalation of hostilities in the Ukraine have caused, and may continue to cause, volatility in the capital markets. We cannot be certain that additional funds will be available to us on the timelines we may need, on favorable terms if required, or at all. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects could be materially adversely affected.

We are an early stage company with a history of losses and may never become profitable.

We incurred a net loss attributable to common stockholders of $30.6 million for the year ended December 31, 2021, and have incurred net losses of approximately $70.5 million from our inception through December 31, 2021. We will continue to incur operating and net losses each quarter until at least the time we begin generating revenue as a result of planned launches of our commercial satellites, which is not currently expected to begin until 2023 at the earliest. The likelihood of success of our business plan must be considered in light of the substantial challenges, expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the competitive environment in which we operate. The development of a satellite-based global direct wireless broadband network and related intellectual property is a speculative undertaking, involves a substantial degree of risk, is a capital-intensive business and may ultimately fail. If we cannot successfully execute our plan to develop a global direct wireless broadband network from LEO satellites, referred to as SpaceMobile Service, our business will not succeed.

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

Formed in May 2017, we have a limited operating history in the satellite communications industry, which is rapidly evolving. As a result, there is limited information on which investors can base an evaluation of our business, strategy, operating plan, results and prospects. We intend to derive substantially all of our revenues from the SpaceMobile Service, which is still in the beginning stages of development. There are also no assurances that we will be able to secure future business with, or to convert existing memoranda of understanding into definitive commercial agreements with, MNOs, who are in turn expected to market and sell the SpaceMobile Service to their existing customers as the end-user.

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

•
the ability to maintain the functionality, capacity and control of the SpaceMobile Service and satellite network once launched;
•
the ability to access MNO spectrum on suitable terms to us;
•
the level of market acceptance and demand for our products and services from MNOs and their end-user customers;
•
the ability to introduce products and services that satisfy market demand;
•
the ability to comply with all applicable regulatory requirements in the countries in which we plan to operate;
•
the effectiveness of competitors in developing and offering similar services and products;
•
consumer acceptance of initial phases of the SpaceMobile service;
•
the ability to find third parties to successfully launch our satellites; and
•
the ability to maintain competitive prices for our products and services and to control our expenses.

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

We intend to expand our operations significantly as we develop the SpaceMobile Service and commence commercial operations. To properly manage our growth, we will need to hire and retain additional personnel, upgrade our existing operational management and financial and reporting systems, and improve our business processes and controls. Our future expansion will include:

•
hiring and training new personnel;
•
assembling, operating, and servicing the satellite network;
•
developing new technologies;
•
controlling expenses and investments in anticipation of expanded operations;
•
upgrading the existing operational management and financial reporting systems to comply with requirements as a public company; and
•
implementing and enhancing administrative infrastructure, systems and processes.

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

We face competition from other service providers that offer a range of mobile and fixed communications options, such as Inmarsat, Globalstar, ORBCOMM, Thuraya Telecommunications Co. and Iridium Communications. Also, we face competition from companies developing new LEO networks such as SpaceX’s Starlink, OneWeb and Amazon’s Kuiper. A continuing trend toward consolidation and strategic alliances in the telecommunications industry, as well as the potential development of new satellite constellations, could give rise to significant new competitors.

We also will compete with regional mobile satellite communications services in several geographic markets. In these cases, the majority of our competitors’ customers require regional, not global, mobile voice and data services so competitors may present a viable alternative to the SpaceMobile Service. These regional competitors operate or plan to operate geostationary satellites. In some markets, we compete directly or indirectly with very small aperture terminal operators that offer communications services through private networks using very small aperture terminals or hybrid systems to target business users. We also compete indirectly with terrestrial wireline and wireless communications networks and to the extent that terrestrial communications companies invest in underdeveloped areas, we may face increased competition in those areas. Furthermore, some foreign competitors may benefit from government subsidies, or other protective measures, afforded by their home countries.

Some of these competitors, as well as other existing companies that may seek to enter the markets we serve, may be larger amounts of capital and other resources, have access to financing and capital resources on more advantageous terms, and may provide more efficient products or services than we will be able to provide, any of which could reduce our market share and adversely affect our revenues and business.

We will be dependent on third parties to market and sell our products and services.

We intend to partner with MNOs, and accordingly will rely on them to market and sell our products and services to end users and to determine the prices end users pay. As a result of these arrangements, we will be dependent on the performance of our commercial partners to generate most of our revenue. Such commercial partners will operate independently of us, which exposes us to significant risks. Commercial partners may not commit the necessary resources to market and sell our products and services and may also market and sell competitive products and services. Also, such commercial partners may not comply with the laws and regulatory requirements in their local jurisdictions, which could limit their ability to market or sell our products and services.

We are currently party to a number of preliminary agreements and understandings with MNOs. However, before we can offer the service, we will need to negotiate definitive commercial agreements with MNOs, which would supersede these preliminary agreements and understandings. There can be no assurance that we will be able to negotiate such definitive commercial agreements on terms acceptable to us. Also, many of these preliminary agreements and understandings will need to be renewed as their terms will end before we launch the SpaceMobile Service. If current or future commercial partners do not perform adequately or agree to commercially reasonable terms acceptable to us, we may be unable to increase our revenue in these markets or enter new markets, and we may not realize our expected growth, and our brand image and reputation could be damaged.

We rely on third parties for a supply of equipment, satellite components and services.

Our business depends in large part on our ability to execute our plans to assemble, integrate and test our satellites and components. We rely on multiple suppliers to supply and produce certain highly-technical components. Any failure of these suppliers or others to perform could require us to seek alternative suppliers or to expand our production capabilities, which could incur additional costs and have a negative impact on our cost or supply of components. Also, production or logistics in supply or production areas or transit to final destinations can be disrupted for a variety of reasons including, but not limited to, natural and man-made disasters, information technology system failures, transportation difficulties, commercial disputes, military actions, economic, business, labor, environmental, public health or political issues or international trade disputes. If any of our suppliers terminate their relationships with us, fail to provide equipment or services on a timely basis, or fail to meet performance expectations, we may be unable to provide products or services to customers in a competitive manner, which could in turn negatively affect our financial results and reputation.

Our continued development of our SpaceMobile Service is and will be subject to risks, including with respect to:

•
securing necessary components on acceptable terms and in a timely manner;
•
delays in delivery of final component designs to our suppliers;
•
our ability to attract, recruit, hire and train skilled employees;
•
quality controls;
•
legal or regulatory limitations placed on our launch providers as a result of geopolitical actions or otherwise;
•
satellite launch or deployment failures;
•
negotiation of agreements with launch providers;
•
delays or disruptions in supply chain; and
•
other delays and cost overruns.

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

•
difficulties in developing products and services that are tailored to the needs of local customers;
•
unavailability of, or difficulties in establishing, relationships with local MNOs;
•
instability of international economies and governments, including geo-political conflicts; such as the recent conflict in Ukraine and resulting economic sanctions;
•
changes in laws and policies affecting trade and investment in other jurisdictions,
•
exposure to varying legal standards, including data privacy, security and intellectual property protection in other jurisdictions;
•
difficulties in obtaining required regulatory authorizations;
•
difficulties in enforcing legal rights in other jurisdictions;
•
local domestic ownership requirements;
•
requirements that certain operational activities be performed in-country;

•
changing and conflicting national and local regulatory requirements;
•
foreign currency exchange rates and exchange controls; and
•
ongoing compliance with the U.S. Foreign Corrupt Practices Act, U.S. export controls, anti-money laundering and trade sanction laws, and similar anti-corruption and international trade laws in other countries.

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

Risks Related to Our Satellites and Planned SpaceMobile Service

We may not be able to launch our satellites successfully. Loss of a satellite during launch could delay or impair our ability to offer our services or reduce our expected potential revenues, and launch insurance, even if it is available, will not fully cover this risk.

We will rely on third party parties to launch our satellites. If we fail to find third parties to launch our satellites or if the third parties fail to perform or delay their performance, the SpaceMobile Service may not be made operational in the anticipated timeframe or at all.

Also, we may not be able to operate our satellites successfully due to mechanical deployment failures after launch or problems occurring during the deployment once in space. In addition, we may not achieve the desired altitudes to operate our satellites which could result in a failure of our satellites to operate as planned.

We expect to insure the launch, over time, of all or a portion of 168 satellites to operate the SpaceMobile Service as intended, but do not intend to insure our satellites once they are launched for their remaining in-orbit operational lives. Launch insurance currently costs approximately 5.0% to 10.0% of the insured value of the satellite (including launch costs), but may vary depending on market conditions and the safety record of the launch vehicle. We may choose not to insure every launch or to only partially insure some or all launches. Even if a lost satellite is fully insured, acquiring a replacement satellite may be difficult and time consuming. Furthermore, the insurance does not cover lost revenue.

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

Our satellites may experience operational problems, which could affect our ability to provide an acceptable level of service to the end-user customers.

Once the SpaceMobile Service is developed and operational, we may experience temporary intermittent signal disruptions, dropped connections, call initiation failures or data transmission disruptions. If the magnitude or frequency of such problems occur repeatedly, we may no longer able to provide a commercially acceptable level of service, our business and financial results and reputation would be harmed and our ability to pursue our business plan would be compromised. Also, failure to provide an acceptable level of service could cause MNOs to seek other solutions for their customers.

From time to time, we may reposition our satellites within the constellation to optimize service, which could result in degraded service during the repositioning period. Although we will have some ability to remedy some types of problems affecting the performance of satellites remotely from the ground, the physical repair of our satellites in space is not feasible.

Our products could fail to perform or could perform at reduced levels of service because of technological malfunctions or deficiencies, regulatory compliance issues, or events outside of our control, which would harm our business and reputation.

Our products and services are subject to the risks inherent in a global, complex telecommunications system employing advanced technology and heavily regulated by, among others, the FCC and similar authorities internationally. Any disruption to our satellites, services, information systems or telecommunications infrastructure, or regulatory compliance issues, could result in the inability or reduced ability of end-user customers to receive services for an indeterminate period of time. These customers may include government agencies conducting mission-critical work throughout the world, as well as consumers and businesses located in remote areas of the world and operating under harsh environmental conditions where traditional telecommunications services may not be readily available. Any disruption to the SpaceMobile Service or extended periods of reduced levels of service could cause us to lose customers or revenue, result in delays or cancellations of future implementations of our products and services, result in failure to attract customers, or result in litigation, customer service or repair work that would involve substantial costs and distract management from operating our business. The failure of any of the diverse elements of the planned SpaceMobile Service, including our satellites, to function as required could render the SpaceMobile Service unable to perform at the quality and capacity levels required for success. Any system failures, repeated product failures or shortened product life, or extended reduced levels of service could reduce our expected sales, increase costs, or result in warranty or liability claims or litigation, and harm our business.

Our satellites have a limited life and may fail prematurely, which would cause our network to be compromised and materially and adversely affect our business, prospects and potential profitability.

We may experience in-orbit malfunctions of our satellites once launched, which could adversely affect the reliability of their service or result in total failure of the satellite. In-orbit failure of a satellite may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation, wind and flares, and space debris. Other factors that could affect the useful lives of our satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Radiation-induced failure of satellite components may result in damage to, or loss of, a satellite before the end of its expected life. Although we would not incur any direct cash costs related to the failure of a satellite, if a satellite fails, we would expect to record an impairment charge in our statement of operations to reduce the remaining net book value of that satellite to zero, and any such impairment charges could depress our net income for the period in which the failure occurs.

Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.

Failure to adequately protect our intellectual property rights could result in our competitors offering similar services and products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property and to keep our use of exclusive licenses. To accomplish this, we will rely on a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses and other contractual rights to establish and protect our rights in our technology.

The protection of our intellectual property rights will be important to our future business opportunities. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective for various reasons, including the following:

•
any patent applications we submit may not result in the issuance of patents;
•
the scope of our issued patents, including our patent claims, may not be broad enough to protect our proprietary rights;
•
our issued patents may be challenged or invalidated by our competitors;
•
our employees or business partners may breach their confidentiality, non-disclosure and non-use obligations to us;
•
third parties may independently develop technologies that are the same or similar to ours;
•
the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make enforcement impracticable; and
•
current and future competitors may circumvent our intellectual property.

Patent, trademark, copyright and trade secret laws vary throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the U.S. Further, policing the unauthorized use of our intellectual property in foreign jurisdictions may be difficult. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the U.S. Also, we may have difficulty enforcing our rights against a competitor where an infringement occurs in outer space.

Our intellectual property applications for registration may not issue or be registered, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application to the same subject matter as we have, we may not be entitled to the protection sought by the patent application. We also cannot be certain whether the claims included in a patent application will ultimately be allowed in the applicable issued patent. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. Also, our competitors may design around our issued patents, which may adversely affect our business, prospects, financial condition and operating results.

We may in the future become subject to claims that our devices or services violate the patent or intellectual property rights of others, which could be costly and disruptive to us.

We operate in an industry that is susceptible to significant intellectual property litigation. Although we maintain insurance to cover the cost of intellectual property litigation (currently $7.0 million for defending infringement claims and $10.0 million to bring offensive infringement claims), the defense of intellectual property suit is both costly and time-consuming, even if ultimately successful, and may divert management’s attention from other business concerns. An adverse determination in litigation to which we may become a party could, among other things:

•
subject us to significant liabilities to third parties, including lost profit and treble damages that are not covered by insurance;
•
require disputed rights to be licensed from a third party for royalties that may be substantial;
•
require us to cease using technology that is important to our business; or
•
prohibit us from using some or all of our devices or offering some or all of our services.

Our customized hardware and software may be difficult and expensive to service, upgrade or replace.

Some of the hardware and software we use in operating our SpaceMobile Service is significantly customized and tailored to meet our requirements and specifications and could be difficult and expensive to service, upgrade or replace. Although we expect to maintain inventories of some spare parts, it nonetheless may be difficult, expensive or impossible to obtain replacement parts for the hardware due to a limited number of those parts being manufactured to our requirements and specifications. Also, our business plan contemplates updating or replacing some of the hardware and software in our network as technology advances, but the complexity of our requirements and specifications may present us with technical and operational challenges that complicate or otherwise make it expensive or infeasible to carry out such upgrades and replacements. If we are not able to suitably service, upgrade or replace our equipment, our ability to provide our services and therefore to generate revenue could be harmed.

Our networks and those of our third-party service providers and MNOs may be vulnerable to security risks.

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our ability to compete for business, manage our risks, and protect our customers and our reputation. Our network and those of our third-party service providers, MNOs and our customers may be vulnerable to unauthorized access, computer attacks, viruses and other security problems. Persons who circumvent security measures could wrongfully access and obtain or use information on our network or cause service interruptions, delays or malfunctions in our devices, services or operations, any of which could harm our reputation, cause demand for our products and services to fall, and compromise our ability to pursue our business plan. Recently, there have been reported a number of significant, widespread security attacks and breaches that have compromised network integrity for many companies and governmental agencies, in some cases reportedly originating from outside the United States. Also, there are reportedly private products available in the market today which may attempt to unlawfully intercept communications made using our network. We may be required to expend significant resources to respond to, contain, remediate, and protect against these attacks and threats, including compliance with applicable data breach and security laws and regulations, and to alleviate problems, including reputational harm and litigation, caused by these security incidents. In the event of such a security incident, our customer contracts may not adequately protect us against liability to third parties with whom our customers conduct business. Although we have implemented and intend to continue to implement security measures, these measures may prove to be inadequate. These security incidents could have a significant effect on our systems, devices and services, including system failures and delays that could limit network availability, which could harm our business and our reputation and result in substantial liability.

Our satellites may collide with space debris or another spacecraft, which could adversely affect the performance of our SpaceMobile Service.

Although we expect to comply with best practices and international orbital debris mitigation requirements to actively maneuver our satellites to avoid potential collisions with space debris or other spacecraft, including an onboard propulsion system and altitude and orbit control system, these abilities are limited by, among other factors, uncertainties and inaccuracies in the projected orbit location of, and predicted collisions with, debris objects tracked and cataloged by governments or other entities. Additionally, some space debris is too small to be tracked and therefore its orbital location is unknown; nevertheless, this debris is still large enough to potentially cause severe damage or a failure of our satellites should a collision occur. If our satellites collide with space debris or other spacecraft, our SpaceMobile Service could be impaired. Also, a failure of one or more of our satellites or the occurrence of equipment failures, collision damage, or other related problems that may result during the de-orbiting process could constitute an uninsured loss and could materially harm our financial condition.

Risks Related to Our Legal and Regulatory Matters

Our business is subject to extensive government regulation worldwide, which mandates how we may operate our business and may increase the cost of providing services and expansion into new markets.

Our ownership and operation of a satellite communications system and the sale of services from such system are subject to significant regulation in the United States, including by the FCC, the U.S. Department of Commerce and others, and in foreign jurisdictions by similar local authorities. The rules and regulations of these U.S. and foreign authorities may change, and such authorities may adopt regulations that limit or restrict our operations as presently conducted or currently contemplated. Such authorities may also make changes in the licenses of our partners or competitors that affect their spectrum, and may significantly affect our business. Further, because regulations in each country are different, we may not be aware if some of our partners or persons with whom we do business do not hold the requisite licenses and approvals. Our failure to provide services in accordance with the terms of our licenses or our failure to operate our satellites or ground stations as required by our licenses and applicable laws and government regulations could result in the imposition of government sanctions and/or monetary fines, including the suspension or cancellation of our licenses.

Our ability to provide service to our customers and generate revenues could be harmed by adverse governmental regulatory actions.

Our business is subject to extensive government regulation. Our ability to secure all requisite governmental approvals is not assured, and the process of obtaining governmental authorizations and permits can be very time-consuming and time-sensitive, and require compliance with a wide array of administrative and procedural rules. Our pending application seeking FCC approval to operate feeder links at fixed locations on V-band frequencies in the U.S. has been opposed by multiple competitors in the satellite mobile and terrestrial wireless businesses and we have no assurance if, and when, the requested authority will be forthcoming or what terms and conditions the FCC might impose on a grant. Multiple parties also have objected to both the process by which we propose to request authority to use spectrum generally allocated for terrestrial broadband mobile services and to the substance of that request. We have no assurance regarding the outcome of these objections. A failure by us to obtain required approvals could compromise our ability to generate revenue or conduct our business in one or more countries. Our requests for regulatory approvals may be subject to challenges by adverse parties and these challenges may delay or prevent favorable action. Furthermore, regulatory approvals can be issued subject to conditions that have an adverse effect on our ability to implement our business plan.

The government approvals required for us to operate the SpaceMobile Service need to be periodically renewed and renewal is not guaranteed. The approvals also are subject to revocation, and we may be subject to fines, forfeitures, penalties or other sanctions if any issuing authority were to find that we are not in compliance with the applicable rules, regulations or policies. The regulatory obligations we must meet are complex, vary greatly from country to country, and are subject to interpretation. We cannot give any assurance that the governments will agree with or accept our compliance efforts.

The regulations we and our competitors must adhere to are subject to change by the issuing governmental authorities and there is no guarantee that changes will not be made that are adverse to our business. Regulatory changes, such as those resulting from judicial decisions or the adoption of treaties, legislation or regulations in countries where we operate or intend to operate may also significantly affect our business.

Our ability to offer one or more services in important countries or regions of the world may be limited due to regulatory requirements.

Though anticipated to provide global service, the SpaceMobile Service may be limited in some jurisdictions by local regulations. For example, some countries have local domestic ownership requirements, or requirements for physical facilities or gateways within their jurisdictions, that may be difficult for us to satisfy. In some countries, we may not be able to reach a commercially viable agreement with an MNO that will enable us to access the spectrum needed to deliver the SpaceMobile Service. The inability to offer or provide the SpaceMobile Service in some major international markets could impair us from achieving our revenue and international growth plans.

We expect to provide our SpaceMobile Service in the U.S. and elsewhere on frequencies not regularly allocated for mobile-satellite service, which requires regulatory approval, and there can be no assurance that we will receive or be able to maintain such approval.

The SpaceMobile Service will utilize end-user frequencies that are not allocated to the satellite services. Instead, the SpaceMobile Service will be delivered to end-user customers over frequencies generally allocated for terrestrial broadband mobile services. The SpaceMobile Service’s use of spectrum generally allocated for terrestrial broadband mobile services, and our ability to access the U.S. market, will need approval by the FCC. If the FCC does not provide approval, our business will be significantly, adversely affected, and the provision of the SpaceMobile Service could be delayed or diminished, which could have a material adverse effect on our business, financial condition and results of operations. Because terrestrial mobile frequencies are licensed to carriers throughout the U.S., our use of such spectrum will be pursuant to a cooperative arrangement with one or more MNOs, such as spectrum leasing agreements. Our access to this spectrum will be subject to approval or notification by the regulatory licensing authority, and any such approval or notification may be delayed or rejected, which may substantially affect our business. Under such arrangements, we will not be the license holder for the spectrum, and our continued access to and use of the frequencies will be subject to the ongoing consent of the MNO, and to the terms and conditions of the cooperative agreement with such MNO. There can be no assurance that we can reach suitable cooperative agreements with MNOs or that such agreements will continue for the life of the SpaceMobile Service.

The shared use of the terrestrial broadband spectrum by us and the MNO will require the implementation of procedures and safeguards to avoid interference to other users. While we believe our SpaceMobile Service will be able to avoid such interference through our patented technology, because the SpaceMobile Service is a new and innovative service that has not yet been implemented, the nature, extent and effectiveness of these interference avoidance techniques, and their effect on the service we will deliver, remains to be practically proven. If the SpaceMobile Service causes or receives harmful interference, it could have a material adverse effect on our business, financial condition and results of operations.

The SpaceMobile Service may qualify as a commercial mobile radio service which will subject us to a variety of ongoing regulatory requirements.

Government regulators have adopted a broad array of regulations governing the terms and conditions of wireless service designed to protect consumers and the public interest. While our arrangements with the MNOs will address some of these requirements, these regulatory obligations may prove burdensome and could have an adverse effect on our business. If we fail to comply in any material respect with any of these regulatory requirements, we could be subject to sanctions and financial penalties, including the loss of authority to provide service.

Risks Related to Our Organizational Structure

We are a “controlled company” within the meaning of the Nasdaq listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

As of the date of this report, Mr. Avellan and his permitted transferees hold all of the Class C Common Stock, which prior to the Sunset Date will entitle such holders to cast the lesser of 10 votes per share and the Class C Share Voting Amount, the latter of which is a number of votes per share equal to (1) (x) an amount of votes equal to 88.3% of the total voting power of our outstanding voting stock, minus (y) the total voting power of our outstanding capital stock owned or controlled by Mr. Avellan and his permitted transferees, divided by (2) the number of shares of our Class C Common Stock then outstanding. As a result, as of the date of this report, Mr. Avellan and his permitted transferees holdings, control approximately 88.3% of the combined voting power of our Common Stock, and may control a majority of our voting power so long as the Class C Common Stock represents at least 9.1% of our total Common Stock. As a result of Mr. Avellan and his permitted transferees holdings, we qualify as a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our Board of Directors consist of independent directors, (ii) we have a compensation committee that is composed entirely of independent directors and (iii) director nominees be selected or recommended to the board by independent directors.

We rely on certain of these exemptions. As a result, we do not have a nominating and corporate governance committee consisting entirely of independent directors and our directors were not nominated or selected solely by independent directors. We may also rely on the other exemptions so long as we qualify as a controlled company. To the extent we rely on any of these exemptions, holders of our Class A Common Stock will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

The multi-class structure of our Common Stock has the effect of concentrating voting power with our Chief Executive Officer, which will limit an investor’s ability to influence the outcome of important transactions, including a change of control.

Holders of shares of our Class A Common Stock are entitled to cast one vote per share of Class A Common Stock, while holders of shares of our Class C Common Stock are (1) prior to the Sunset Date, entitled to cast the lesser of (x) 10 votes per share and (y) the Class C Share Voting Amount and (2) from and after the Sunset Date, entitled to cast one vote per share. As of the date of this report, Mr. Avellan and his permitted transferees controlled approximately 88.3% of the combined voting power of our Common Stock as a result of their ownership of all of our Class C Common Stock. Accordingly, while we do not intend to issue additional Class C Common Stock in the future, Mr. Avellan will be able to exercise control over all matters requiring our stockholders’ approval, including the election of our directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Avellan may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of shares of our Class A Common Stock.

We cannot predict the impact our multi-class structure may have on the stock price of our Class A Common Stock.

We cannot predict whether our multi-class structure will result in a lower or more volatile market price of Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our multi-class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. These policies are still fairly new and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our multi-class structure, we will likely be excluded from certain of these indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make shares of our Class A Common Stock less attractive to other investors. As a result, the market price of shares of our Class A Common Stock could be adversely affected.

If we were deemed an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

An issuer will generally be deemed to be an “investment company” for purposes of the Investment Company Act if:

•
it is an “orthodox” investment company because it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•
it is an inadvertent investment company because, absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We believe that we are engaged primarily in the business of developing and providing access to a space-based cellular broadband network to be accessible by standard smartphones and not primarily in the business of investing, reinvesting or trading in securities. We hold ourselves out as communications company and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that we are an “orthodox” investment company as described in the first bullet point above. Furthermore, we treat AST as a majority-owned subsidiary for purposes of the Investment Company Act. Therefore, we believe that less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis comprise assets that could be considered investment securities. Accordingly, we do not believe that we or AST will be an inadvertent investment company by virtue of the 40% inadvertent investment company test as described in the second bullet point above. Also, we believe we will not be an investment company under section 3(b)(1) of the Investment Company Act because we will be primarily engaged in a non-investment company business.

The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We intend to continue to conduct our operations so that we will not be deemed to be an investment company under the Investment Company Act. However, if anything were to happen that would cause us to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates (including AST) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among AST, us or our senior management team, or any combination thereof and materially and adversely affect our business, financial condition and results of operations.

Because members of our senior management team hold most or all of their economic interest in AST through other entities, conflicts of interest may arise between them and holders of shares of Class A Common Stock or us.

Because members of our senior management team hold most or all of their economic interest in AST directly through holding companies rather than through ownership of shares of Class A Common Stock, they may have interests that do not align with, or conflict with, those of the holders of Class A Common Stock or with us. For example, members of our senior management team may have different tax positions from those of the Company and/or holders of Class A Common Stock, which could influence their decisions regarding whether and when to enter into certain transactions or dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate the obligations thereunder. Also, the structuring of future transactions and investments may take into consideration the members’ tax considerations even where no similar benefit would accrue to us.

Risks Related to Tax

Our principal asset is our interest in AST LLC, and accordingly we depend on distributions from AST LLC to pay dividends, taxes, other expenses, and make any payments required to be made by us under the Tax Receivable Agreement.

We are a holding company and have no material assets other than our ownership of AST Common Units. We do not have independent means of generating revenue or cash flow, and our ability to pay our taxes, operating expenses, and pay any dividends in the future is dependent upon the financial results and cash flows of AST LLC. There can be no assurance that AST LLC will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants under debt instruments, will permit such distributions. If AST LLC does not distribute sufficient funds to us to pay our taxes or other liabilities, we may default on contractual obligations or need to borrow additional funds, which may not be available. In the event that we are required to, and able to, borrow additional funds it could adversely affect our liquidity and subject us to additional restrictions imposed by lenders.

AST LLC is treated as partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated, for U.S. federal income tax purposes, to the holders AST Common Units. Under the terms of the A&R Operating Agreement, AST LLC is obligated to make pro rata tax distributions to holders of AST Common Units calculated at certain assumed rates. In addition to tax expenses, we will also incur expenses related to our operations, including payment obligations under the Tax Receivable Agreement, which could be significant and some of which will be reimbursed by AST LLC (excluding payment obligations under the Tax Receivable Agreement). For so long as we are Managing Member (as defined in the A&R Operating Agreement) of AST LLC, we intend to cause AST LLC to make ordinary distributions and tax distributions to the holders of AST Common Units on a pro rata basis in amounts sufficient to enable us to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by us. However, AST LLC’s ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of AST LLC and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained in AST LLC’s debt agreements, or any applicable law, or that would have the effect of rendering AST LLC insolvent. To the extent we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments under the Tax Receivable Agreement, which could be material.

If the distributions received from AST LLC exceed our actual tax liabilities and obligations to make payments under the Tax Receivable Agreement, our Board of Directors, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to pay dividends on our Class A Common Stock. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders.

The Tax Receivable Agreement requires us to make cash payments to the TRA Holders in respect of certain tax benefits and such payments may be substantial. In certain cases, payments under the Tax Receivable Agreement may (i) exceed any actual tax benefits the Tax Group realizes or (ii) be accelerated.

In connection with the Business Combination, we entered into the Tax Receivable Agreement. Pursuant to the Tax Receivable Agreement, we are generally required to pay the TRA Holders (as defined in the Tax Receivable Agreement) 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that we and any applicable consolidated, unitary, or combined Subsidiaries (the “Tax Group”) realize, or are deemed to realize, as a result of certain “Tax Attributes,” which include:

•
existing tax basis in certain assets of AST LLC and certain of its direct or indirect Subsidiaries, including assets that will eventually be subject to depreciation or amortization, once placed in service, attributable to AST Common Units acquired by us from a TRA Holder (including AST Common Units held by a Blocker Corporation (as defined in the Tax Receivable Agreement) acquired by us in a Reorganization Transaction (as defined in the Tax Receivable Agreement)), each as determined at the time of the relevant acquisition;
•
tax basis adjustments resulting from taxable exchanges of AST Common Units (including any such adjustments resulting from certain payments made by us under the Tax Receivable Agreement) acquired by us from a TRA Holder pursuant to the terms of the A&R Operating Agreement;
•
tax deductions in respect of portions of certain payments made under the Tax Receivable Agreement; and
•
certain tax attributes of Blocker Corporations holding AST Common Units that are acquired directly or indirectly by us pursuant to a Reorganization Transaction.

Payments under the Tax Receivable Agreement generally will be based on the tax reporting positions that we determine (with the amount of subject payments determined in consultation with an advisory firm and subject to the TRA Holder Representative’s review and consent), and the IRS or another taxing authority may challenge all or any part of a position taken with respect to Tax Attributes or the utilization thereof, as well as other tax positions that we take, and a court may sustain such a challenge. In the event that any Tax Attributes initially claimed or utilized by the Tax Group are disallowed, the TRA Holders will not be required to reimburse us for any excess payments that may previously have been made pursuant to the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, any excess payments made to such TRA Holders will be applied against and reduce any future cash payments otherwise required to be made by us to the applicable TRA Holders under the Tax Receivable Agreement, after the determination of such excess. However, a challenge to any Tax Attributes initially claimed or utilized by the Tax Group may not arise for a number of years following the initial time of such payment and, even if challenged earlier, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. As a result, there might not be future cash payments against which such excess can be applied and we could be required to make payments under the Tax Receivable Agreement in excess of the Tax Group’s actual savings in respect of the Tax Attributes.

Moreover, the Tax Receivable Agreement provides that, in the event (such events collectively, “Early Termination Events”) that (i) we exercise our early termination rights under the Tax Receivable Agreement, (ii) certain changes of control of the Company or AST occur (as described in the A&R Operating Agreement), (iii) we, in certain circumstances, fail to make a payment required to be made pursuant to the Tax Receivable Agreement by its final payment date, which non-payment continues for 60 days following such final payment date or (iv) we materially breach (or are deemed to materially breach) any of our material obligations under the Tax Receivable Agreement other than as described in the foregoing clause (iii) and, in the case of clauses (iii) and (iv), unless certain liquidity related or restrictive covenant related exceptions apply, our obligations under the Tax Receivable Agreement will accelerate (if the TRA Holder Representative so elects in the case of clauses (ii)-(iv)) and, we will be required to make a lump-sum cash payment to all the TRA Holders equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to there being sufficient future taxable income of the Tax Group to fully utilize the Tax Attributes over certain specified time periods and that all AST Common Units (including AST Common Units held by Blocker Corporations) that had not yet been exchanged for Class A Common Stock or cash are deemed exchanged for cash. The lump-sum payment could be material and could materially exceed any actual tax benefits that the Tax Group realizes subsequent to such payment.

Payments under the Tax Receivable Agreement will be our obligations and not obligations of AST LLC. Any actual increase in our allocable share of AST and its relevant subsidiaries’ tax basis in relevant assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Common Stock at the time of an exchange of AST Common Units by a TRA Holder pursuant to the terms of the A&R Operating Agreement and the amount and timing of the recognition of the Tax Group’s income for applicable tax purposes. While many of the factors that will determine the amount of payments that we will be required to make under the Tax Receivable Agreement are outside of our control, we expect that the aggregate payments we will be required to make under the Tax Receivable Agreement could be substantial and, if those payments substantially exceed the tax benefit we realize in a given year or in the aggregate, could have an adverse effect on our financial condition, which may be material.

Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the Tax Attributes that may be deemed realized under the Tax Receivable Agreement. Increases in income tax rates, changes in income tax laws or disagreements with tax authorities can adversely affect our, AST’s or its subsidiaries’ business, financial condition or results of operations.

We could be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof in the United States or other jurisdictions.

We could also be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof in the United States or other jurisdictions and changes in tax law, including increases in applicable tax rates and limitations on deductions and credits, could reduce our after-tax income and adversely affect our business and financial condition.

Our effective tax rate and tax liability are based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex and often open to interpretation. In the future, the tax authorities could challenge our interpretation of laws, regulations and treaties, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. Changes to tax laws may also adversely affect our ability to attract and retain key personnel.

Risks Related to Owning our Class A Common Stock

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Additionally, once we no longer qualify as a “smaller reporting company,” we will be required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. An adverse report may be issued in the event our independent registered public accounting firm is not satisfied with the level at which our controls are documented, designed or operating.

A material weakness is a deficiency, or combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies, in internal controls that is less severe than a material weakness, yet important enough to merit attention by those charged with governance. When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. On April 12, 2021, the Acting Chief Accountant and Acting Director of the Division of Corporation Finance of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). Following this issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued audited financial statements as of and for the years ended December 31, 2020 and 2019 (the “Restatement”). See “—Our outstanding warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting which was remediated.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A Common Stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:

•
not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•
reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation or golden parachute payments not previously approved.

Our status as an emerging growth company will end as soon as any of the following takes place:

•
the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;
•
the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
•
the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•
December 31, 2024, the last day of the fiscal year ending after the fifth anniversary of NPA’s initial public offering.

We cannot predict if investors will find our securities less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our securities stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our securities and the market price of those securities may be more volatile.

Further, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor a company that has opted out of using the extended transition period, difficult because of the potential differences in accounting standards used.

A significant portion of our total outstanding shares of our Class A Common Stock (or shares of our Class A Common Stock that may be issued in the future pursuant to the exchange or redemption of AST Common Units) are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.

Subject to certain exceptions, pursuant to certain Stockholders’ Agreement, dated as of April 6, 2021, by and among the Company and the Stockholder Parties (“Stockholders’ Agreement”) the Stockholders’ Agreement, the Sponsor and the AST Equityholders (together, the "Stockholder Parties") are contractually restricted from transferring any SpaceMobile common stock held by such party (other than approximately 2,500,000 shares of Class A Common Stock purchased by certain Existing Equityholders in the Private Investment in Public Equity Investment ("PIPE Investment")) for a period of one year following the Closing of our initial business combination, or April 6, 2022 (the “Lock-Up Period”).

Following the expiration of the Lock-up Period, no Stockholder Party will be restricted from selling shares of our Class A Common Stock held by them or that may be received by them in exchange for AST Common Units or warrants, as the case may be, other than by applicable securities laws. As such, sales of a substantial number of shares of our Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A Common Stock. As of the date of this report, the Stockholder Parties collectively owned approximately 81.2% of our outstanding common stock, representing approximately 96.1% of the voting power of our common stock, and the AST Equityholders, in turn, owned approximately 71.5% of the AST Common Units. As restrictions on resale end, the sale or possibility of sale of these shares of Class A Common could have the effect of increasing the volatility in the market price of our Class A Common Stock, or decreasing the market price itself.

Exercise of outstanding warrants to purchase our Class A Common Stock will result in dilution to our stockholders.

As of March 31, 2022, there are 17,598,800 outstanding warrants to purchase 17,598,800 shares of our Class A Common Stock at an exercise price of $11.50 per share, which may be exercised at any time. To the extent such warrants are exercised, additional shares of our Class A Common Stock will be issued, which will result in dilution to the holders of our Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A Common Stock.

As a holding company, we will depend on the ability of AST LLC to make distributions to us.

We are a holding company and do not have any significant operations or assets other than our ownership of partnership interests in AST LLC. Distributions from AST LLC will be our primary source of funds to meet ongoing cash requirements, including future debt service payments, if any, and other expenses. The inability of AST LLC to make distributions in an amount sufficient to enable us to meet our cash requirements at the holding company level could have an adverse effect on our operations and our ability to pay dividends to our stockholders if our board of directors determined to do so in the future and/or meet our debt service obligations, if any.

Provisions in our organizational documents and certain rules imposed by regulatory authorities may delay or prevent our acquisition by a third-party.

Our Bylaws require, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our Second Amended and Restated Certificate of Incorporation ("Charter") or Bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (a) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within 10 days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (c) for which the Court of Chancery does not have subject matter jurisdiction, or (d) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our Bylaws provide that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers. For more information, see “Description of Capital Stock.”

General Risk Factors

The market price and trading volume of our securities may be volatile.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our Class A Common Stock in spite of our operating performance. We cannot assure you that the market price of our Class A Common Stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

•
the realization of any of the risk factors presented in this report;
•
developments involving our competitors;

•
variations in our operating performance and the performance of our competitors in general;
•
difficult global market and economic conditions;
•
loss of investor confidence in the global financial markets and investing in general;
•
inability to attract, retain or motivate our directors, officers or other key personnel;
•
adverse market reaction to indebtedness we may incur, securities we may grant under our 2020 Plan or otherwise, or any other securities we may issue in the future, including shares of Class A Common Stock;
•
failure to meet securities analysts’ earnings estimates;
•
publication of negative or inaccurate research reports about us or our industry or the failure of securities analysts to provide adequate coverage of the Class A Common Stock in the future;
•
speculation in the press or investment community about our business;
•
additions and departures of key employees and personnel;
•
competition for talent and skill-sets required;
•
commencement of, or involvement in, litigation involving us;
•
the volume of shares of our Class A Common Stock available for public sale;
•
additional or unexpected changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;
•
increases in compliance or enforcement inquiries and investigations by regulatory authorities, including as a result of regulations mandated by the Dodd-Frank Act and other initiatives of various regulators that have jurisdiction over us; and
•
adverse publicity about our industry.

Information available in public media that is published by third parties, including blogs, articles, message boards and social and other media may include statements not attributable to the Company and may not be reliable or accurate.

We have received, and may continue to receive, a high degree of media coverage that is published or otherwise disseminated by third parties, including blogs, articles, message boards and social and other media. This includes coverage that is not attributable to statements made by our officers or associates. Information provided by third parties may not be reliable or accurate, may travel quickly through social media, and could materially impact the trading price of our Class A Common Stock.

We may be subject to securities class action litigation, which may harm our business, financial condition and results of operations.

Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and damages, and divert management’s attention from other business concerns, which could seriously harm our business, financial condition and results of operations.

We may also be called on to defend ourselves against lawsuits relating to our business operations. Some of these claims may seek significant damage amounts due to the nature of our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. A future on-payment outcome in a legal proceeding could have an adverse impact on our business, financial condition and results of operations. Also, current and future litigation, regardless of its merits, could result in substantial legal fees, settlement or judgment costs and a diversion of management’s attention and resources that are needed to successfully run our business.

Our outstanding warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Chief Accountant and Acting Director of the Division of Corporation Finance of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). The SEC Staff Statement sets forth the conclusion of the SEC’s Office of the Chief Accountant that certain provisions included in the warrant agreements entered into by many special purpose acquisition companies require such warrants to be accounted for as liabilities measured at fair value, rather than as equity securities, with changes in fair value during each financial reporting period reported in earnings. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our audited Consolidated Balance Sheets as of December 31, 2021 and 2020 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

An active trading market for our securities may not be maintained.

We can provide no assurance that we will be able to maintain an active trading market for our Class A Common Stock on Nasdaq or any other exchange in the future. If an active market for our securities is not maintained, or if we fail to satisfy the Nasdaq continued listing standards for any reason and our securities are delisted, it may be difficult for our security holders to sell their securities without depressing the market price for the securities or at all. An inactive trading market may also impair our ability to both raise capital by selling shares of capital stock and acquire other complementary products, services, technologies or businesses by using our shares of capital stock as consideration.

Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.

The trading market for our securities is influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts, and the analysts who publish information about our company may have relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or on-payment research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently operate from six locations, including our corporate headquarters and satellite assembly, integrating and testing facilities in Midland, Texas. Also, our majority-controlled subsidiary, Nano, is located in Lithuania.

Property	Location	Leased / Owned
Assembly, Integration and Testing Facility (100,000 square feet)	Midland, Texas	Owned
Assembly, Integration and Testing Facility (85,000 square feet)	Midland, Texas	Leased
Engineering and Development Center	Lanham, Maryland	Leased
Engineering and Development Center	Israel	Leased
Engineering and Development Center	Spain	Leased
Engineering and Development Center	United Kingdom	Leased
Nano Corporate Office and Manufacturing Center	Lithuania	Leased

See Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our specific leaseholds. See Note 5 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our property in Midland, Texas.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently party to any material legal proceedings. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors and there can be no assurances that favorable outcomes will be obtained. Refer to Note 11 for additional information.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock and Public Warrants are listed on the Nasdaq Stock Market under the symbols “ASTS” and “ASTSW”, respectively. Our Class B Common Stock and Class C Common Stock are neither listed nor traded.

Holders

As of March 31, 2022 there were approximately 22 holders of record of our Class A Common Stock. There were five holders of record of approximately 17,598,800 Public Warrants, each exercisable for one share of Class A Common Stock at a price of $11.50 per share.

Dividend Policy

We have not declared or paid any dividends on our common stock to date. We do not currently intend to pay any dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, prospects and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto included in Item 8-Financial Statements and Supplementary Data of this Annual Report on Form 10-K. See “Forward-Looking Statements” and Item 1A-Risk Factors, for a discussion of factors that could cause our future financial condition and results of operations to be materially different from those discussed below. Unless otherwise indicated, all references to “dollars” and “$” in this Annual Report are to, and all monetary amounts in this Annual Report are presented in, U.S. dollars.

Overview

We are an innovative satellite designer and manufacturer. We operate from six locations that include our corporate headquarters and 185,000 square foot satellite assembly, integrating and testing facilities in Texas, and engineering and development locations in Maryland, Spain, the United Kingdom, and Israel. Also, our 51% owned and controlled subsidiary, Nano, is headquartered in Lithuania.

We and our global partners are building what we believe is the first space-based cellular broadband network designed to be accessible by standard mobile phones. Our SpaceMobile Service is expected to provide cost-effective, high-speed mobile broadband services with global coverage to all end-users, regardless of where they live or work, without the need to purchase special equipment. We believe the SpaceMobile Service would be the first global direct mobile broadband network using LEO satellites to provide connectivity to any standard, unmodified, off-the-shelf mobile phone or 2G/3G/4G LTE/5G and IoT-enabled device. We intend to partner with MNOs to offer the SpaceMobile Service to the MNOs’ end-user customers. Our vision is that users will not need to subscribe to the SpaceMobile Service directly with us, nor will they need to purchase any new or additional equipment. Instead, users will be able to access the SpaceMobile Service when prompted on their mobile device that they are no longer within range of the land-based facilities of the MNO operator or will be able to purchase a plan directly with their existing mobile provider.

The SpaceMobile Service currently is planned to be provided through a network of 168 high-powered, large phased-array satellites in LEO. The worldwide mobile traffic will be directed by the SpaceMobile constellation to terrestrial gateways via high throughput Q/V-band links and then directed to the in-country MNO’s core cellular network infrastructure, located at our dedicated gateways. Our intent is that users will be able to connect to the SpaceMobile Service as if they were using a local cell tower, with less communication delay effects than existing geostationary satellite communication systems experience.

On April 1, 2019, we launched our first test satellite, BW1, which was used to validate our satellite to cellular architecture and was capable of managing communications delays from LEO orbit and the effects of doppler in a satellite to ground cellular environment using the 4G-LTE protocol. We are currently completing the assembly and testing our BW3 test satellite. The BW3 test satellite has an aperture of 693 square feet and is designed to communicate directly with mobile phones via 3GPP standard frequencies. The BW3 test satellite currently is targeted to launch in the Summer of 2022 on a SpaceX’s Falcon 9 vehicle. Through December 31, 2021 and as of the date hereof, we have incurred approximately $67.6 million and $80.7 million of capitalized costs (including launch cost and non-recurring engineering costs) relating to the BW3 test satellite, respectively. The BW3 test satellite is substantially complete and we do not expect to incur material costs in future periods relating to the BW3 test satellite.

We are also currently developing and designing our constellation of BB satellites. We currently plan to begin launching the first commercial BB satellites in 2023 and expect this to continue through 2025. We currently plan to achieve substantial global mobile coverage after the launch of a total of 110 satellites by the end of 2024 and MIMO capabilities during 2025 after the launch of a total of 168 satellites. Our current plan is subject to numerous uncertainties, many of which are beyond our control, including, satisfactory and timely completion of assembly and testing of the satellites, availability of launch windows by the launch providers, proposed orbits and resulting satellite coverage, launch costs, ability to enter into agreements with MNOs, regulatory approvals, and other factors. Accordingly, we may adopt a deployment strategy that may differ materially from our current plan.

We are currently industrializing the assembly, integration, and testing processes for the future production of the BB satellites. We are making the necessary capital investments in the AIT facility in Texas. We are hiring, and expect to continue hiring, assembly, integration, and testing employees necessary for the production of the BB satellites and engineers that will be required to test and integrate the BB satellites. Also, we are continuing to implement and integrate various systems, such as product lifecycle management, manufacturing execution system, enterprise resource planning system, and other systems required to industrialize the manufacturing processes of the BB satellites. We are also actively engaged with the third-party vendors to secure supply of components and materials for production of the BB satellites. Furthermore, we are continuing to expand our R&D efforts for the development of electronics required for BB satellites and cellular and ground infrastructure and gateways.

We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. Please refer to the Item 1A-Risk Factors for a description of such risks.

Impact of COVID-19 Pandemic

We continue to closely monitor the impact of the COVID-19 pandemic and the resulting impact on all aspects of our business across geographies, including how it has and may continue to impact our workforce, suppliers and vendors. We have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our business. The extent to which the COVID-19 pandemic impacts our business, research and development efforts and the value of our equity, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. To date, the pandemic has not had a material impact to our technology development efforts or results of our operations. However, given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the future effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity.

Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

The consolidated assets, liabilities and results of operations for the fiscal year 2020 and for the period from January 1, 2021 up to April 6, 2021, the date of the Business Combination, are those of our accounting predecessor, AST LLC. After the Business Combination, upon obtaining additional funding of $416.9 million, we significantly expanded research and development initiatives, made significant progress on the BW3 test satellite and design of the BB satellites, increased the headcount of employees and consultants, and expanded our operations, including by purchasing a new 100,000 square foot facility in Texas to supplement our existing manufacturing capacity. All of these factors contributed to a significant increase in related operating and capital expenditures during 2021. Also, in connection with the Business Combination, we issued warrants which are recorded at fair value in our Consolidated Balance Sheet. The change in fair value of warrants was recognized as a gain or loss in the consolidated statement of operations.

Components of Results of Operations

Revenues

To date, we have not generated any revenues from our SpaceMobile Service. Our 51% owned subsidiary, Nano, generates revenue from the development and manufacture of satellite technology, and ancillary sales and services globally. Nano also sells individual satellite parts, subsystems, and software to be configured to customers’ satellites, and enters into “rideshare” type agreements whereby Nano provides hosted payload services using customers’ payloads integrated with Nano-owned satellite buses for scheduled launches. Accordingly, all revenue recognition presented herein exclusively relates to Nano’s sales of goods and services.

Cost of Sales

Cost of sales includes the purchase price of various products used and services performed to execute Nano’s sales contracts. Cost of sales also includes operational costs to fulfil Nano customer orders, including costs for Nano employees and overhead.

Engineering Services

Engineering costs are charged to expense as incurred. Engineering costs consist primarily of the expenses associated with our ongoing engineering efforts related to integration, testing, and development of our satellites, as well as the cost of internal staff (such as engineers and consultants) to support these efforts and general expenses related to engineering centers.

General and Administrative Costs

General and administrative costs include the costs of insurance, cost of non-engineering personnel and personnel related expenses such as recruiting and travel and lodging expenses, software licensing and subscriptions, office and facilities expenses, investor relations, and professional services, including public relations, accounting and legal fees.

Research and Development Costs

Research and development (“R&D”) costs consist principally of non-recurring development activities in which we typically engage third-party vendors. Currently, major R&D activities include engaging with vendors to help design and develop the electronic componentry, software, and mechanical deployment systems to be used in the BB satellites and in connection with the planned SpaceMobile service.

Depreciation and Amortization

Depreciation and amortization expense includes amounts related to property and equipment as well as definite lived intangible assets. Once the BW3 test satellite is completed and successfully launched, we expect a significant portion of our depreciation expense to relate to the depreciation of this asset, given its assigned useful life is two years.

Gain (Loss) on Remeasurement of Warrant Liabilities

Public and private warrants issued by us are accounted for as liability-classified instruments at their initial fair value on the date of issuance. They are remeasured on each balance sheet date and changes in the estimated fair value are recognized as an unrealized gain or loss in the Consolidated Statements of Operations.

Other Income, Net

Other income consists of interest earned on cash and cash equivalents held by us in interest bearing demand deposit accounts, net of any interest expense, as well as miscellaneous non-operating items, including foreign exchange gains or losses.

Income Tax Expense

As a result of the Business Combination, we own an equity interest in AST LLC in what is commonly referred to as an “Up-C” structure. AST LLC is treated as a partnership for U.S. federal and state income tax purposes. Also, we have a controlling ownership interest in Nano, a Lithuanian subsidiary, that is subject to foreign income taxes and is also treated as a partnership for U.S. federal and state and local taxes. Accordingly, for U.S. federal and state income tax purposes, all income, losses, and other tax attributes pass through to the members’ income tax returns, and no U.S. federal and state and local provision for income taxes has been recorded for these entities in the consolidated financial statements. Certain foreign wholly-owned entities are taxed as corporations in the jurisdictions in which they operate, and accruals for such taxes are included in the consolidated financial statements.

We recorded net deferred tax assets of $72.4 million as of December 31, 2021 primarily related to the difference between the book value and tax basis of our investment in AST LLC, and net operating loss carryforwards. We have assessed the realizability of our deferred tax assets and in that analysis have considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result, we have recorded a full valuation allowance against our deferred tax assets.

Noncontrolling Interest

Noncontrolling interest primarily represents the equity interest in AST LLC held by the Existing Equityholders other than us. As of December 31, 2021, the Existing Equityholders’ equity ownership percentage in AST LLC was approximately 72%. Also, noncontrolling interest includes the equity interests in our subsidiaries, Nano Lithuania and Nano US, held by equityholders other than us. As of December 31, 2021, the noncontrolling interests in Nano Lithuania and Nano US was approximately 49%. We attribute a portion of net income or loss generated at AST LLC, Nano Lithuania, and Nano US to the noncontrolling interests based on their ownership interests.

Results of Operations

The following table sets forth a summary of our Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 (in thousands) and the discussion that follows compares the year ended December 31, 2021, to the year ended December 31, 2020.

	Year ended December 31,
	2021	2020	$ Change	% Change
Revenues	$12,405	$5,967	$6,438	108%

Cost of sales (exclusive of items shown separately below)	7,563	3,025	4,538	150%

Gross profit	4,842	2,942	1,900	65%

Operating expenses:
Engineering services	29,599	13,081	16,518	126%
General and administrative costs	35,636	12,320	23,316	189%
Research and development costs	23,440	1,011	22,429	2218%
Depreciation and amortization	2,913	887	2,026	228%
Total operating expenses	91,588	27,299	64,289	235%

Other income:
Gain on remeasurement of warrant liabilities	15,766	-	15,766	100%
Other income (expense), net	(1,950)	83	(2,033)	-2449%
Total other income, net	13,816	83	13,733	16546%

Loss before income tax expense	(72,930)	(24,274)	(48,656)	200%
Income tax expense	331	131	200	153%
Net loss before allocation to noncontrolling interest	(73,261)	(24,405)	(48,856)	200%

Net loss attributable to noncontrolling interest	(42,708)	(344)	(42,364)	12315%
Net loss attributable to common stockholders	$(30,553)	$(24,061)	$(6,492)	27%

Revenues

Total revenues increased by $6.4 million, or 108%, to $12.4 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020, of which $5.2 million was attributable to Nano sales contracts entered into during the year ended December 31, 2021, including contracts with new customers. The remaining $1.2 million increase was attributable to the completion of performance obligations associated with existing Nano customer contracts.

Cost of Sales

Total cost of sales increased by $4.5 million, or 150%, to $7.6 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in cost of sales was primarily attributable to increased production and services under new and existing Nano sales contracts during the year ended December 31, 2021.

Engineering Services

Total engineering services increased by $16.5 million, or 126%, to $29.6 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was primarily due to a $14.2 million increase in headcount of engineers and a $1.1 million increase in consultant costs. The costs related to recurrent engineers and consultants are expensed as engineering services. The remaining change relates to a $1.2 million increase in general expenses at engineering centers to support the engineering efforts related to the integration, testing, and development of our satellites. Engineering expenses are expected to continue to increase in the near term as we hire additional engineers and third parties in our development of the SpaceMobile Service.

General and Administrative Costs

Total general and administrative costs increased by $23.3 million, or 189%, to $35.6 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was primarily due to increased professional fees, employee and consultant related expenses, insurance costs, and office related costs. The $7.6 million increase in professional service fees was attributable to the increase in legal, tax, and accounting services provided as we transitioned to a public company. The $5.8 million increase in employee and consultant-related expenses, such as salaries and recruiting fees, was attributable to the increase in headcount as we expanded operations. The $4.1 million increase in insurance costs was attributable to increased insurance needs, including related to D&O insurance, intellectual property insurance and insurance coverage for our expanded facilities. The $4.0 million increase in office-related costs was primarily attributable to increased costs for repairs and maintenance at our existing facility in Texas, headcount-driven increases in office supplies, software costs, and increased rent. The remaining $2.0 million increase in general and administrative costs was attributable to miscellaneous expenses, including licensing costs and travel costs.

Research and Development Costs

Total research and development costs increased by $22.4 million, or 2218%, to $23.4 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was primarily due to third-party development efforts relating to the BB satellites to be used in the SpaceMobile constellation, which began to increase substantially during the second quarter of 2021. Prior-year operations primarily related to constructing the BW3 test satellite, and therefore research and development efforts were limited during the year ended December 31, 2020. Research and development costs are expected to continue to increase in future periods until the design and development of the BB satellite constellation is completed.

Depreciation and Amortization

Total depreciation and amortization expense increased by $2.0 million, or 228%, to $2.9 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was primarily due to the purchase of additional fixed assets and leasehold improvements during the period. Depreciation expense is expected to increase significantly once the BW3 test satellite is completed and successfully launched given its assigned useful life of two years.

Changes in Fair Value of Warrant Liabilities

Total changes in fair value of warrant liabilities was $15.8 million for the year ended December 31, 2021 as compared to zero in the year ended December 31, 2020. The increase was due to the unrealized gain on the change in the fair value of the warrant liabilities of $15.8 million during the year ended December 31, 2021. We did not have a similar change in the fair value of the warrant liabilities during the year ended December 31, 2020, which only includes the consolidated financial results of AST LLC, as the warrant liabilities were not recorded until the Business Combination in the second quarter of 2021.

Other Income (Expense), net

Total other income (expense), net was $(2.0) million for the year ended December 31, 2021 as compared to near zero in the year ended December 31, 2020. The increase in other expenses was primarily attributable to a $2.7 million write-off of deposits for launch services with an entity headquartered in Russia, that we do not expect to be able to utilize for satellite launches in the foreseeable future or obtain a refund as a result of recent sanctions imposed by the U.S. government on Russian business entities. This was offset by non-operating income from a third-party contract executed during the year ended December 31, 2021. We did not have similar income and expense during the year ended December 31, 2020.

Noncontrolling Interest

Net loss attributable to noncontrolling interest was $42.7 million for the year ended December 31, 2021 as compared to $0.3 million in the year ended December 31, 2020. This increase in net loss correlates with the increase in net loss generated at AST LLC given the noncontrolling interest represents a portion of such net loss.

Liquidity and Capital Resources

We require capital to fund our operating expenses and to make capital expenditures. We expect our capital requirements to increase as our operations expand. As of December 31, 2021, we had $324.5 million of cash, cash equivalents, and restricted cash on hand. We believe our cash on hand is sufficient to meet our current working capital needs and planned capital expenditure for a period of at least 12 months from the date of this Annual Report on Form 10-K.

The design, manufacture, integration, testing, assembly and launch of satellites and related components and related ground infrastructure is a capital-intensive venture. We currently estimate the capital asset investments required for the manufacture and launch of the first 20 BB satellites to be between approximately $260.0 million and $300.0 million, which is expected to be incurred during 2022 and 2023. Assuming we are able to execute on our current planned timeframe, we estimate the capital asset investments required for the manufacture and launch of the planned constellation, including the 168 satellites we currently anticipate are required to reach substantial global mobile coverage with MIMO capabilities, to be approximately $1.9 billion, expected to be incurred through 2025.

We also have contractual obligations, including non-cancellable operating leases for office space, with terms expiring through February 2028. Rent expense from our operating leases was $1.0 million and $0.3 million for the fiscal years 2021 and 2020, respectively, included in general and administrative expense on the Consolidated Statements of Operations. Future minimum annual rental payments required under these operating lease agreements as of December 31, 2021 is presented within the notes to our audited consolidated financial statements (Note 6), included elsewhere in this Annual Report on Form 10-K. Also, as of December 31, 2021, we had contractual commitments with third parties in the aggregate amount of $27.0 million related to R&D programs, capital improvements, and procurement of BB satellite components, whereby we expect to pay approximately $12.9 million during 2022 and $14.1 million during 2023, through cash and cash equivalents on hand. These commitments will continue to increase as we complete the supply chain and electronics development in preparation for the production and launch of the BB satellites.

Our cash used in operating activities, which was $80.1 million for the year ended December 31, 2021, is expected to increase during 2023 and 2024 until after we begin to generate revenue from the SpaceMobile Service. These increases in cash used in operating activities is expected to result from 1) hiring the required employees to complete the manufacture, assembly, integration and testing of the BB satellites, 2) additional general and administrative costs relating to the operation of a growing public company (legal, tax, and accounting fees, D&O and other insurance, software licenses and subscriptions, etc.) and the related increase in the number of corporate employees, 3) expenses relating to the negotiation and procurement activities relating to the design and procurement required for the BB satellites and efforts related to the required regulatory approvals, and 4) third-party research and development efforts relating to the development and design elements of the BB satellites. We believe we have sufficient capital to fund planned operations and capital investments for at least 12 months from the date hereof. The capital asset investments required to complete the SpaceMobile constellation and related operating costs are preliminary estimates. As we complete the design, development, componentry and progress with procurement, assembly, integration and testing of the BB satellites, our estimates may be subject to change and actual costs may be materially greater than our current estimates. We intend to seek to raise additional capital prior to the commercial launch of the SpaceMobile Service. Also, we will need to raise additional capital to continue to fund our operations and to develop and launch satellites required to provide substantial global mobile coverage of the SpaceMobile Service. We expect to raise additional funds through the issuance of equity, equity related or debt securities, or through obtaining credit from government or financial institutions or commercial partners. This capital will be necessary to fund ongoing operations, continue research, development and design efforts, improve infrastructure, and launch satellites. We cannot be certain that additional funds will be available to us on favorable terms if required, or at all. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects will be materially adversely affected.

Long-term debt

In December 2021, concurrent with the purchase of real property and equipment in Midland, Texas, our wholly owned subsidiary, AST & Science Texas, LLC (the "Subsidiary"), entered into a new credit agreement providing for a $5.0 million term loan secured by the property. Borrowings under the term loan bear interest at a fixed rate equal to 4.20% per annum until December 7, 2026, and from December 8, 2026 until December 8, 2028 at a fixed rate per annum equal to 4.20% subject to adjustment if the index rate as defined in the credit agreement is greater than 4.20%. See the notes to the consolidated financial statements (Note 9) contained elsewhere in this Annual Report on Form 10-K for more information.

In connection with the term loan, we deposited into a reserve account $2.8 million of restricted cash that may be used only for the purposes of funding capital improvements related to the AIT facility located in Midland, Texas. Under any event of default, the lender will have the right to offset against this account any past due payments, indebtedness or charges owed by us.

The credit agreement contains certain customary events of default, and certain covenants that limit our Subsidiary's ability to, among other things, create liens on collateral, consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; and enter into certain transactions with their affiliates. If our Subsidiary fails to perform its obligations under these and other covenants, or should any event of default occur, the term loan may be terminated and any outstanding borrowings, together with unpaid accrued interest, could be declared immediately due and payable, and the lender will be authorized to take possession of the collateral.

Nano Business Credit Agreement

On December 8, 2021, our subsidiary, Nano, entered into an agreement with AB SEB Bank (the "Lender") pursuant to which the Lender agreed to provide up to $0.4 million to fund certain capital expenditures. Nano may use this facility to fund up to 70% of certain capital expenditures on an as-invoiced basis through March 2022, at which time outstanding principal and interest will be due and payable in monthly installments commencing on March 31, 2022 and continuing until December 6, 2025. Borrowings under the agreement bear interest at a rate per annum equal to the EURIBOR plus 3.00%. As of December 31, 2021, the outstanding balance was approximately $49,000, which is classified within Accrued expenses and other current liabilities on the Consolidated Balance Sheets. See the notes to the consolidated financial statements (Note 9) contained elsewhere in this Annual Report on Form 10-K for more information.

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Cash, cash equivalents and restricted cash	$324,537	$42,777
Cash used in operating activities	$(80,095)	$(22,807)
Cash used in investing activities	(54,792)	(30,404)
Cash provided by financing activities	416,941	69,663

Operating activities

Cash used in operating activities was $80.1 million for the year ended December 31, 2021, as compared to cash used in operating activities of $22.8 million for the year ended December 31, 2020. The $57.3 million increase in cash used in operating activities for the year ended December 31, 2021 was attributable to increased operating expenditures related to increased headcount as our operations expanded, increased satellite technology development efforts, and an increase in professional fees related to being a public company.

Investing activities

Cash used in investing activities was $54.8 million for the year ended December 31, 2021, as compared to cash used in investing activities of $30.4 million for the year ended December 31, 2020. The $24.4 million increase in cash used in investing activities for the year ended December 31, 2021 was attributable to a $17.5 million increase in cash used for BW3 satellite construction, as well as a $7.0 million increase in cash used for property and equipment purchases including the new Midland facility, satellite antennas, test equipment, and leasehold improvements.

Financing activities

Cash provided by financing activities was $416.9 million for the year ended December 31, 2021, as compared to cash provided by financing activities of $69.7 million for the year ended December 31, 2020. The $347.2 million increase in cash provided by financing activities for the year ended December 31, 2021 was primarily attributable to the $416.9 million of net proceeds from the Business Combination in the second quarter of 2021, compared to $72.1 million of net proceeds received from the issuance of AST LLC Series B Preferred Units during 2020.

Impact of inflation

While inflation may impact our capital and operating expenditure, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future, including by heightened levels of inflation experienced globally as a consequence of the COVID-19 pandemic and recent geopolitical conflict.

Funding Requirements

We believe our existing cash and cash equivalents will be sufficient to meet anticipated cash requirements for at least 12 months from the date hereof. However, our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend capital resources sooner than we expect.

Future capital requirements will depend on many factors, including:

•
Seeking and obtaining market access approvals;
•
Establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support our satellite development;
•
Addressing any competing technological and market developments;
•
Technological or manufacturing difficulties, design issues or other unforeseen matters;
•
Negotiation of launch agreements, launch delays or failures or deployment failures or in-orbit satellite failures; and
•
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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 2 of the Company’s consolidated financial statements included elsewhere in this Report. Our critical accounting policies are described below.

BlueWalker3 Capitalization

We account for research and development costs related to the BW3 test satellite in accordance with ASC 730 – Research and Development (“ASC 730”). We have determined there is an alternative future use for BW3 as defined in this guidance. As such, certain costs related to the construction of the BW3 test satellite are capitalized and reported as construction-in-progress (“CIP”) on our Consolidated Balance Sheets. We capitalize only those expenditures and ancillary costs that are directly attributable to the construction phase and necessarily incurred to place BW3 into its intended location and use. To date, capitalized expenditures include the costs for satellite parts, paid launch costs, and other non-recurring costs directly associated with BW3 developments. The other non-recurring costs primarily include third-party engineers who are hired solely for the design and assembly of BW3 and are responsible for the value and progression of the project. The costs for internal, recurrent engineers and consultants are expensed as engineering services and not capitalized to the CIP account on our Consolidated Balance Sheets, as these employees are not directly associated with the development of BW3. Costs incurred that are not directly attributable to the construction phase or necessarily incurred to place BW3 into its intended location and use are recognized as an expense as incurred.

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 - Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815 - Derivatives and Hedging (“ASC 815”). Our assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period-end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, they are recorded at their initial fair value on the date of issuance and subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as a non-cash gain or loss in the Consolidated Statements of Operations.

Goodwill and Long-Lived Assets

We assess goodwill for impairment at least annually in the fourth quarter, on a reporting unit basis, or more frequently, when events and circumstances occur indicating that the recorded goodwill may be impaired. We first perform a qualitative assessment of goodwill, a Step 0 analysis, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative impairment analysis consists of evaluating macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, relevant entity-specific events, events affecting a specific reporting unit, and sustained decrease in the share price. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value we perform a quantitative impairment test. This test identifies both the existence of and the amount of goodwill impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount goodwill is not impaired. If the carrying amount of a reporting unit exceeds its fair value an impairment loss is recognized in amount equal to that excess, limited to the amount of goodwill allocated to that reporting unit. When performing a quantitative impairment test we make various estimates and assumptions in determining the estimated fair value of the reporting unit, including estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. It is possible that changes in circumstances or changes in management’s judgments, assumptions and estimates could result in an impairment charge of a portion or all of its goodwill.

We performed our annual goodwill impairment test using the qualitative approach for the year ended December 31, 2021 and concluded there was no impairment as of that date. Factors that we considered in determining that it was not more likely than not that the carrying value of our reporting unit exceeded its fair value included the results of the quantitative test performed in fiscal year 2020, our forecasts of future operating performance, market conditions, and other factors. No goodwill impairment charges were recognized for goodwill for the fiscal years 2021 or 2020.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

The full text of the Company’s financial statements for the fiscal years ended December 31, 2021 and 2020, begins on page 47 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or furnish under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We periodically review the design and effectiveness of our disclosure controls and procedures worldwide, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls and procedures, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended December 31, 2021. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the rules established by the SEC as we are a smaller reporting company.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter ended December 31, 2021 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Except as provided in Item 1 under “Information about Executive Officers”, the information required by this item shall be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).

The registrant has adopted a code of ethics entitled “Code of Business Conduct and Ethics” that applies to the registrant’s directors, officers and other employees. The additional information required by Item 406 of Regulation S-K is provided in this report under the heading “General” under Part I, Item 1. Business.

Item 11. Executive Compensation

The information required by this item shall be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item shall be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item shall be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).

Item 14. Principal Accounting Fees and Services

The information required by this item shall be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1

Second Amended and Restated Certificate of Incorporation of AST SpaceMobile, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).

3.2	Amended and Restated Bylaws of AST SpaceMobile, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
4.1*	Description of Registrant’s Securities.
4.2	Specimen Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
4.3	Specimen Warrant Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
4.4

Warrant Agreement, dated September 13, 2019, between Continental Stock Transfer & Trust Company and New Providence Acquisition Corp. (incorporated by reference to the registrant’s Current Report on Current Report on Form 8-K filed with the SEC on September 16, 2019).

10.1	Stockholders’ Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
10.2	Sponsor Voting Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
10.3	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
10.4	Tax Receivable Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
10.5

Fifth Amended and Restated Limited Liability Limited Company Agreement of AST & Science, LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).

10.6†	AST SpaceMobile, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
10.7†

AST SpaceMobile, Inc. 2020 Incentive Award Plan – Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).

10.8†

AST SpaceMobile, Inc. 2020 Incentive Award Plan – Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).

10.9†	AST SpaceMobile, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
10.10†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
10.11†	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
10.12†	Offer Letter between AST SpaceMobile, Inc. and Abel Avellan (incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
10.13†	Offer Letter between AST SpaceMobile, Inc. and Thomas Severson (incorporated by reference to Exhibit 10.13 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
10.14†*	Letter Agreement between AST SpaceMobile, Inc. and Brian Heller.
10.15†

Offer Letter, dated as of September 14, 2021, between AST & Science LLC and Shanti Gupta (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021).

10.15

Amended and Restated Series B Preferred Shares Purchase Agreement, dated as of February 4, 2020, by and among AST & Science, LLC, Vodafone Ventures Limited, ATC TRS II LLC and Rakuten Mobile Singapore PTE. LTD. (incorporated by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).

10.16

Letter Agreement, dated as of December 15, 2020, by and between AST & Science, LLC and Vodafone Ventures Limited (incorporated by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).

10.17

Letter Agreement, dated as of December 15, 2020, by and between AST & Science, LLC and ATC TRS II LLC, as predecessor in interest to ATC TRS IV LLC (incorporated by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).

10.18

Amended and Restated Commercial Agreement, dated as of December 15, 2020, by and between AST & Science, LLC and Rakuten Mobile Singapore Pte. Ltd. (incorporated by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).

10.19

License Agreement, dated June 21, 2019, by and between SRS Space Limited and AST & Science, LLC (incorporated by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).

10.20

Design and Manufacturing Agreement, dated September 23, 2020, by and between Dialog Semiconductor Operations Services Limited and AST & Science LLC (incorporated by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).

10.21

Sublease Agreement, dated November 13, 2018, by and between the Midland Development Corporation and AST & Science, LLC (incorporated by reference to Exhibit 10.22 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).

10.22

Subscription Agreement, by and between New Providence Acquisition Corp. and the undersigned subscriber party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2020)

10.23

Launch Services Contract, dated July 17, 2020, by and between AST & Science, LLC and Joint Stock Company “GK Launch Services” (incorporated by reference to Exhibit 10.20 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).

10.24

Launch Services Agreement, dated as of September 20, 2021, between AST & Science LLC and Joint Stock Company GK Launch Services (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2021).]

10.25

Launch Agreement, dated as of July 23, 2021, between AST & Science LLC and Space Exploration Technologies Corp. (“SpaceX”) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2021).

10.26

Launch Services - Multi Launch Agreement, dated as of March 3, 2022, between AST & Science LLC and Space Exploration Technologies Corp. (“SpaceX”) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2022).

21.1*	List of subsidiaries of AST SpaceMobile, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
23.2*	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP).
24.1	Power of Attorney (included in signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Management contract or compensatory plan or arrangement

* Filed herewith

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
AST SpaceMobile, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of AST SpaceMobile, Inc. and subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Miami, Florida

March 31, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
AST SpaceMobile, Inc.

Midland, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of AST SpaceMobile, Inc. and Subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

Certified Public Accountants

Fort Lauderdale, Florida

February 26, 2021, except for Notes 2 and 3, as to which the date is March 31, 2022.

AST SPACEMOBILE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$321,787	$42,777
Restricted cash	2,750	-
Accounts receivable	2,173	2,081
Inventories	1,412	2,591
Prepaid expenses	3,214	1,249
Other current assets	4,467	2,234
Total current assets	335,803	50,932

Property and equipment:
BlueWalker 3 satellite - construction in progress	67,615	27,013
Property and equipment, net	28,327	10,057
Total property and equipment, net	95,942	37,070

Other non-current assets:
Operating lease right-of-use assets, net	7,991	7,045
Intangible assets, net	242	526
Goodwill	3,641	3,912
Other non-current assets	317	160
Total other non-current assets	12,191	11,643

TOTAL ASSETS	$443,936	$99,645

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,638	$4,990
Accrued expenses and other current liabilities	7,469	4,222
Deferred revenue	6,636	3,401
Current operating lease liabilities	634	504
Total current liabilities	21,377	13,117

Warrant liabilities	58,062	-
Non-current operating lease liabilities	7,525	6,541
Long-term debt	5,000	-
Total liabilities	91,964	19,658

Commitments and contingencies (Note 11)

Stockholders' Equity:
Class A Common Stock, $.0001 par value, 800,000,000 shares authorized, 51,730,904 shares issued and outstanding as of December 31, 2021	5	-
Class B Common Stock, $.0001 par value, 200,000,000 shares authorized, 51,636,922 shares issued and outstanding as of December 31, 2021	5	-
Class C Common Stock, $.0001 par value, 125,000,000 shares authorized, 78,163,078 shares issued and outstanding as of December 31, 2021	8	-
Additional paid-in capital	171,155	-
Common equity (pre-combination)	-	117,573
Accumulated other comprehensive loss	(433)	(168)
Accumulated deficit	(70,461)	(39,908)
Noncontrolling interest	251,693	2,490
Total stockholders' equity	351,972	79,987

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$443,936	$99,645

See accompanying notes to the consolidated financial statements

AST SPACEMOBILE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020

Revenues	$12,405	$5,967

Cost of sales (exclusive of items shown separately below)	7,563	3,025

Gross profit	4,842	2,942

Operating expenses:
Engineering services	29,599	13,081
General and administrative costs	35,636	12,320
Research and development costs	23,440	1,011
Depreciation and amortization	2,913	887
Total operating expenses	91,588	27,299

Other income:
Gain on remeasurement of warrant liabilities	15,766	-
Other income (expense), net	(1,950)	83
Total other income, net	13,816	83

Loss before income tax expense	(72,930)	(24,274)
Income tax expense	331	131
Net loss before allocation to noncontrolling interest	(73,261)	(24,405)

Net loss attributable to noncontrolling interest	(42,708)	(344)
Net loss attributable to common stockholders	$(30,553)	$(24,061)
Net loss per share of common stock attributable to common stockholders (1)
Basic and diluted	$(0.37)	N/A
Weighted average shares used in computing net loss per share of common stock (1)
Basic and diluted	51,729,785	N/A

(1)
Earnings per share information has not been presented for periods prior to the Business Combination, as it resulted in values that would not be meaningful to the readers of these consolidated financial statements. Refer to Note 16 for further information.

See accompanying notes to the consolidated financial statements

AST SPACEMOBILE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Year Ended December 31,
	2021	2020

Net income (loss) before allocation to noncontrolling interest	$(73,261)	$(24,405)
Other comprehensive income (loss)
Foreign currency translation adjustments	(666)	382
Total other comprehensive income (loss)	(666)	382
Total comprehensive income (loss) before allocation to noncontrolling interest	(73,927)	(24,023)
Comprehensive income (loss) attributable to noncontrolling interest	(43,109)	(123)
Comprehensive income (loss) attributable to common stockholders	$(30,818)	$(23,900)

See accompanying notes to the consolidated financial statements

AST SPACEMOBILE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except share data)

Year Ended December 31, 2021
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Common Equity (Pre-Combination)		Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Shares	Values	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance, December 31, 2020 (1)	-	$-	-	$-	-	$-	$-	129,800,000	$117,573	$(168)	$(39,908)	$2,490	$79,987
Stock-based compensation pre Business Combination	-	-	-	-	-	-	-	-	370	-	-	-	370
Recapitalization transaction, net of transaction costs of $45.7 million	51,729,704	5	51,636,922	5	78,163,078	8	168,234	(129,800,000)	(117,943)	-	-	291,811	342,120
Stock-based compensation post Business Combination	-	-	-	-	-	-	2,719	-	-	-	-	685	3,404
Warrants exercised	1,200	-	-	-	-	-	139	-	-	-	-	(121)	18
Adjustment to noncontrolling interest upon issuance of incentive units at AST LLC	-	-	-	-	-	-	63	-	-	-	-	(63)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(265)	-	(401)	(666)
Net income	-	-	-	-	-	-	-	-	-	-	(30,553)	(42,708)	(73,261)
Balance, December 31, 2021	51,730,904	$5	51,636,922	$5	78,163,078	$8	$171,155	-	$-	$(433)	$(70,461)	$251,693	$351,972

Year Ended December 31, 2020
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Common Equity (Pre-Combination)		Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Shares	Values	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance, December 31, 2019 (1)	-	$-	-	$-	-	$-	$-	100,905,894	$43,312	$(329)	$(15,847)	$2,613	$29,749
Stock options exercised	-	-	-	-	-	-	-	12,181	1	-	-	-	1
Issuance of Series B Convertible Preferred Stock, net of issuance costs of $5,958	-	-	-	-	-	-	-	28,881,924	73,870	-	-	-	73,870
Payment of Promissory Note by Common Shareholder	-	-	-	-	-	-	-	-	100	-	-	-	100
Stock-based compensation	-	-	-	-	-	-	-	-	290	-	-	-	290
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	161	-	221	382
Net loss	-	-	-	-	-	-	-	-	-	-	(24,061)	(344)	(24,405)
Balance, December 31, 2020 (1)	-	$-	-	$-	-	$-	$-	129,800,000	$117,573	$(168)	$(39,908)	$2,490	$79,987

(1)
Previously reported amounts have been adjusted for the retroactive application of the recapitalization related to the Business Combination. Refer to Note 3 for further information.

See accompanying notes to the consolidated financial statements

AST SPACEMOBILE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss before allocation to noncontrolling interest	$(73,261)	$(24,405)
Adjustments to reconcile net loss before noncontrolling interest to cash used in operating activities:
Depreciation	2,689	670
Amortization of intangible assets	224	217
(Gain) loss on remeasurement of warrant liabilities	(15,766)	-
Non-cash lease expense	574	219
Stock-based compensation	3,736	283
Changes in operating assets and liabilities:
Accounts receivable	(220)	(1,568)
Prepaid expenses and other current assets	(4,216)	(1,485)
Inventory	1,039	(2,236)
Accounts payable and accrued expenses	2,091	3,476
Operating lease liabilities	(398)	(219)
Deferred revenue	3,572	2,235
Other assets and liabilities	(159)	6
Net cash used in operating activities	(80,095)	(22,807)

Cash flows from investing activities:
Purchase of property and equipment	(15,080)	(8,123)
Purchase of intangible asset	-	(23)
BlueWalker 3 satellite - construction in process	(39,712)	(22,258)
Net cash used in investing activities	(54,792)	(30,404)

Cash flows from financing activities:
Proceeds from Business Combination	456,420	-
Direct costs incurred for the Business Combination	(39,542)	(775)
Proceeds from warrant exercises	14	-
Repayment for founder bridge loan	-	(1,750)
Proceeds from issuance of Series B Preferred Stock	-	79,833
Issuance costs from issuance of Series B Preferred Stock	-	(7,745)
Proceeds from promissory note with common shareholder	-	100
Proceeds from debt	49	-
Net cash provided by financing activities	416,941	69,663

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(294)	(173)

Net increase in cash, cash equivalents and restricted cash	281,760	16,279
Cash, cash equivalents and restricted cash, beginning of period	42,777	26,498
Cash, cash equivalents and restricted cash, end of period	$324,537	$42,777

Supplemental disclosure of cash flow information:
Non-cash transactions:
Purchases of construction in process in accounts payable	$3,265	$2,615
Purchases of property and equipment in accounts payable	1,429	794
Right-of-use assets obtained in exchange for operating lease liabilities as of January 1, 2020 upon adoption of ASC 842	-	6,472
Right-of-use assets obtained in exchange for operating lease liabilities	1,557	734
Purchases of property and equipment using proceeds from long-term debt	5,000	-
Cash paid during the fiscal year for:
Interest	$13	$25
Income taxes, net	186	134

See accompanying notes to the consolidated financial statements

AST SPACEMOBILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

1.
Organization and Nature of Operations

AST SpaceMobile, Inc., collectively with its subsidiaries (“SpaceMobile” or the “Company”), is an innovative satellite designer and manufacturer. The Company is currently in the process of assembling, integrating, and testing its BlueWalker 3 (“BW3”) test satellite. In addition, the Company is in the design, development, and procurement process for the constellation of BlueBird ("BB") satellites in advance of manufacturing and launching the first space-based global cellular broadband network distributed through a constellation of Low Earth Orbit Satellites. Once deployed and operational, the BB satellites is designed to provide connectivity directly to standard/unmodified cellular phones or any 2G/3G/4G LTE and 5G enabled device (the “SpaceMobile Service”). At that point, the Company intends to offer the SpaceMobile Service to cellular subscribers and others through wholesale commercial roaming agreements with cellular service providers on a global basis. The Company operates from six locations that include its corporate headquarters and 185,000 square foot satellite assembly, integrating and testing facilities in Midland, Texas, and engineering and development centers in Maryland, Spain, the United Kingdom, and Israel. In addition, its 51% owned and controlled subsidiary, NanoAvionika UAB (“Nano”), is located in Lithuania.

On April 6, 2021 (the "Closing Date"), the Company completed a business combination (the “Business Combination”) pursuant to that certain equity purchase agreement, dated as of December 15, 2020 (the “Equity Purchase Agreement”), by and among AST & Science, LLC (“AST LLC”), New Providence Acquisition Corp. (“NPA”), the existing equityholders of AST LLC ("Existing Equityholders"), New Providence Acquisition Management LLC (“Sponsor”), and Mr. Abel Avellan, as representative of the Existing Equityholders. Immediately, upon the completion of the Business Combination, NPA was renamed AST SpaceMobile, Inc. and AST LLC became a subsidiary of the Company. The Business Combination is documented in greater detail in Note 3.

Following the consummation of the Business Combination (the “Closing”), the combined company is organized in an “Up-C” structure in which the business of AST LLC and its subsidiaries is held by SpaceMobile and continues to operate through the subsidiaries of AST LLC, and in which SpaceMobile’s only direct assets consist of equity interests in AST LLC. The Company’s common stock and warrants are listed on the Nasdaq Capital Market under the symbols “ASTS” and “ASTSW”, respectively. As the managing member of AST LLC, SpaceMobile has full, exclusive and complete discretion to manage and control the business of AST LLC and to take all action it deems necessary, appropriate, advisable, incidental, or convenient to accomplish the purposes of AST LLC and, accordingly, the financial statements are being prepared on a consolidated basis with SpaceMobile.

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company's periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

2.
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements and related notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation. Certain comparative amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations. The December 31, 2020 balances reported herein are derived from the audited consolidated financial statements of AST LLC.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on historical experience when available and on other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, useful lives assigned to property and equipment, the fair values of warrant liabilities, valuation and potential impairment of goodwill and long-lived assets, and equity-based compensation expense. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates due to risks and uncertainties, including the continued uncertainty surrounding rapidly changing market and economic conditions due to the COVID-19 pandemic.

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

Restricted Cash

Restricted cash consists of bank deposits held for the purposes of funding any capital improvements at the Company's new assembly, integration, and testing facility in Midland, Texas. Refer to Note 5.

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Accounts receivable are recorded when the right to consideration becomes unconditional. The Company did not reserve an allowance for doubtful accounts as of December 31, 2021 or December 31, 2020 based on management’s evaluation of expected credit losses for outstanding accounts receivable at period end.

Concentration of Credit Risk

Assets that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company maintains its cash in accounts at financial institutions that the Company believes are of high credit quality. At times, the cash balance may exceed federally insured limits. The Company's foreign subsidiaries may deposit cash at institutions that are not insured by the FDIC. Cash and cash equivalents as of December 31, 2021 are subject to minimal credit risk.

The Company’s subsidiary, Nano, which accounted for 100% of the Company’s revenue for the years ended December 31, 2021 and 2020, derives its revenue from customers located in various countries. Three customers accounted for approximately 53% of the Company’s trade receivables as of December 31, 2021, and two customers accounted for approximately 76% of the Company’s trade receivables as of December 31, 2020. Three customers accounted for approximately 42% of the Company’s revenue for the year ended December 31, 2021, and three customers accounted for approximately 50% of the Company’s revenue for the year ended December 31, 2020. The Company manages credit risk and monitors its exposure to credit losses by reviewing the counterparties’ credit at least quarterly, and maintains allowances for credit losses and anticipated losses, if necessary. The Company’s methodology to measure the provision for credit losses considers all relevant information including information about historical collectability, current conditions and reasonable and supportable forecasts of future economic conditions. The Company did not record an allowance for credit losses for the years ended December 31, 2021 and 2020 due to the financial stability and creditworthiness of the Company's limited number of customers.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in first-out ("FIFO") method. The cost of work-in-progress and finished goods comprises raw materials and satellite components, direct labor, and other direct engineering costs.

The Company’s policy is to write-down inventory when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products and market conditions. The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors including, but not limited to, historical usage rates, forecasted sales or usage, and estimated current or future market values. When recorded, inventory write-downs are intended to reduce the carrying value of inventory to its net realizable value. No reserve for excess and/or obsolete inventory was recognized during the years ended December 31, 2021 and 2020. As of December 31, 2021, inventories consisted primarily of finished goods.

BlueWalker3 Capitalization

The Company accounts for research and development costs related to the BlueWalker3 test satellite based on guidance in ASC 730 - Research and Development (“ASC 730”). The Company determined there is an alternative future use for BW3 as defined in this guidance. As such, certain costs related to the construction of the BW3 test satellite are capitalized and reported as construction-in-progress (“CIP”) on the Consolidated Balance Sheets. The Company capitalizes only those expenditures and ancillary costs that are directly attributable to the construction phase and necessarily incurred to place BW3 into its intended location and use. To date, capitalized expenditures include the costs for satellite parts, paid launch cost, and other non-recurring costs directly associated with BW3 developments. The other non-recurring costs primarily include third-party engineers who are hired solely for the design, assembly, and testing of BW3 and are responsible for the value and progression of the project. The costs for internal, recurrent engineers and consultants are expensed as engineering services and not capitalized to the CIP account on the Consolidated Balance Sheets, as these employees are not directly associated with the development of BW3.

Property and Equipment

The Company records property and equipment at cost. Cost includes expenditures that are directly attributable to the acquisition of the asset. The cost of self-constructed assets includes the cost of materials and direct labor, and any other costs directly attributable to bringing the asset to a working condition for the intended use. During their construction, items of property, plant, and equipment are classified as construction in progress. When the asset is available for use, it is transferred from construction in progress to the appropriate category of property, plant, and equipment and depreciation on the item commences. Repairs and maintenance costs that do not extend the useful life or enhance the productive capacity of an asset are expensed as incurred and recorded as part of general and administrative operating expenses in the accompanying Consolidated Statements of Operations. Upon retirement or disposal of property and equipment, the Company derecognizes the cost and accumulated depreciation balance associated with the asset, with a resulting gain or loss from disposal included in the determination of net income or loss. Depreciation expense is computed using the straight-line method over the estimated useful lives which the Company has assigned to its underlying asset classes, which are as follows:

Estimated Useful Life
Computers, software, and equipment	2 to 5 years
Leasehold improvements	Shorter of estimated useful life or lease term
Satellite antenna	5 years
Test and lab equipment	5 years
Phased array test facility	5 years
Assembly and integration equipment	5 years
Furniture and fixtures	7 years
Vehicles	5 years

Leases

The Company early adopted ASC 842, Leases (“ASC 842”) effective January 1, 2020 using the modified retrospective method which did not require the Company restate prior periods and did not have an impact on retained earnings. The Company elected the “package of 3” practical expedients permitted under ASC 842 which eliminated the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs.

At the inception or modification of an arrangement, the Company determines whether the arrangement is or contains a lease based on the circumstances present. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the Company has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset. Leases with a term greater than one year are recognized on the Consolidated Balance Sheets as right-of-use assets, lease liabilities, and, if applicable, long-term lease liabilities. Lease liabilities and the corresponding right-of-use assets are recorded based on the present values of future minimum lease payments over the expected lease terms. The Company includes options to extend or terminate the lease in the lease term where it is reasonably certain that it will exercise these options. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rates, which are the rates that would be incurred to borrow on a collateralized basis, over similar terms, amounts equal to the lease payments in a similar economic environment.

Right-of-use assets include unpaid lease payments and exclude lease incentives and initial direct costs incurred. For the Company's operating leases, the Company recognizes lease expense for minimum lease payments on a straight-line basis over the lease term. Variable payments that do not depend on a rate or index are not included in the lease liability and are recognized as incurred. The Company’s lease contracts do not include residual value guarantees nor do they include restrictions or other covenants. If significant events, changes in circumstances, or other events indicate that the lease term or other inputs have changed, the Company would reassess lease classification, remeasure the lease liability by using revised inputs as of the reassessment date, and adjust the right-of-use asset.

The Company elected to apply a practical expedient which provides that leases with an initial term of 12 months or less and no purchase option that the Company is reasonably certain of exercising will not be included within the lease right-of-use assets and lease liabilities on its Consolidated Balance Sheets. The Company also elected to apply a practical expedient to combine the non-lease components (which include common area maintenance, taxes and insurance) with the related lease component. The Company applies these practical expedients to all asset classes. See Note 6 for further details.

Long-Lived Assets

Long-lived assets, except for goodwill, consist of property and equipment and definite lived acquired intangible assets, such as developed technology and tradenames. The Company amortizes long-lived assets using the straight-line method over their estimated useful lives. Long-lived assets, except for goodwill, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets may warrant revision or if events or circumstances indicate that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. There were no impairment charges for long-lived assets recognized for the years ended December 31, 2021 and 2020.

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

The annual goodwill impairment test is based on either a qualitative or quantitative assessment. The Company has the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If management determines this is the case, the Company is required to perform a quantitative assessment. A quantitative assessment is an analysis of the fair value of the reporting unit compared to its carrying value. A goodwill impairment charge is recorded for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company performs the annual goodwill impairment test during the fourth quarter each year. There were no impairment charges for goodwill recognized for the years ended December 31, 2021 and 2020.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 - Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815 - Derivatives and Hedging (“ASC 815”). Management’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period-end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, they are recorded at their initial fair value on the date of issuance and subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as an unrealized gain or loss in the Consolidated Statements of Operations.

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

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including cash, accounts receivable, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments. For the Company’s outstanding debt, it was estimated that the carrying amount approximates fair value as the interest rate on the long-term debt approximates a market interest rate.

Revenue Recognition

The Company recognizes revenue related to sales of manufactured small satellites and their components as well as launch related services. The Company recognizes revenue in accordance with ASC 606 - Revenue from Contracts with Customers ("ASC 606") and as such, revenue is recognized when a customer obtains control of promised goods or services. The Company recognizes revenue for services provided over time as the Company’s performance does not result in an asset with an alternative use and the Company is entitled to be compensated for performance completed to date. The Company recognizes revenue for services provided over time based on an output method, under which the total value of revenue is recognized based on each contract’s deliverable(s) as they are completed and when value is transferred to a customer. Certain of the Company’s performance obligations do not meet the criteria for over time recognition such as satellite hardware and subsystems. In these scenarios, the Company recognizes revenue upon transfer of control of the performance obligation to the customer. The Company defers revenue in the event all the performance obligations have not been satisfied for which compensation has been received. Revenue associated with unsatisfied performance obligations are contract liabilities, are recorded within other current liabilities in the Consolidated Balance Sheets, and are recognized once performance obligations are satisfied.

Costs to obtain the Company’s contracts are capitalized and amortized in accordance with the pattern of transfer of the underlying goods or services, and typically include commissions paid to external parties or distributors. Sales commissions are considered incremental costs in obtaining a new contract and thus are appropriately capitalized. Costs to fulfill the Company’s contracts, such as the Company's overhead costs and third-party costs to manufacture, do not meet the specified capitalization criteria (i.e., do not generate or enhance resources of the Company) and as such are expensed as incurred. Costs to obtain and fulfill the Company’s contracts were immaterial as of December 31, 2021 and 2020.

Cost of Sales

Cost of sales includes the operational costs incurred to fulfil customer orders at the Company’s subsidiary, Nano, including product costs, labor and related overhead.

Engineering Costs

Engineering costs are charged to expense as incurred. Engineering costs consist primarily of the costs of internal staff (such as engineers and consultants) associated with the Company's ongoing engineering efforts related to the integration, testing, and development of the Company's satellites, and general expenses related to engineering centers.

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development costs consist principally of non-recurring development efforts in which the Company typically engages third-party vendors, including design and development of the electronic componentry, software, and mechanical deployment systems to be used in the BB satellites, materials and supplies, license costs, contract services, and other outside expenses. Costs for certain research and development activities are recognized in line with the completion of specific tasks using information from the Company’s vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and reflected in the financial statements as prepaid or accrued expenses.

Stock-Based Compensation

The Company accounts for equity awards, including grants of stock options and restricted stock units, in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all equity-based payments to employees, which includes grants of employee equity awards, to be recognized in the Consolidated Statements of Operations based on their grant date fair values. The Company issues stock-based compensation awards to the employees, non-employees, and non-employee directors of its subsidiaries. The Company accounts for stock-based compensation for awards granted to non-employees in a similar fashion to the way it accounts for stock-based compensation awards to employees.

The Company estimates the grant date fair value of stock options granted to employees, non-employees, and non-employee members of the Board of Directors using the Black-Scholes option-pricing model. Use of the Black-Scholes model requires the Company to make assumptions with respect to the expected term of stock options, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. The fair value of restricted stock units granted to employees, non-employees and non-employee members of the Board of Directors is based on the fair value of the Company’s stock on the grant date. For awards that vest based solely on achievement of a service condition, the Company recognizes expense on a straight-line basis over the period during which the award holder provides such services. For awards that vest based on both service and performance conditions, the Company recognizes expense using a graded method for such awards only to the extent it believes achievement of the performance conditions are probable. The Company recognizes forfeitures as they occur and reverses any previously recognized compensation cost associated with forfeited awards. The Company accounts for the compensation associated with equity awards by offsetting expense with additional paid-in capital.

The Company’s less than wholly owned subsidiary, AST LLC, issues stock-based compensation awards to its employees, non-employees, and non-employee directors. The exercise of these awards would decrease the Company’s ownership interest in AST LLC. The Company accounts for the compensation associated with these awards similarly to the awards described above; however, the offset to the expense is recorded to noncontrolling interest rather than additional paid-in capital.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not (i.e., a likelihood of more than 50%) to be sustained upon examination by taxing authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes accrued interest and penalties related to uncertain tax positions as income tax expense. There were no uncertain tax positions and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Tax Receivable Agreement

In conjunction with the Business Combination, the Company entered into a Tax Receivable Agreement (the “TRA”) with AST LLC. Pursuant to the TRA, the Company is required to pay the Existing Equityholders 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) existing tax basis of certain assets of AST LLC and its subsidiaries attributable to AST LLC Common Units acquired by the Company, (B) tax basis adjustments resulting from taxable exchanges of AST LLC Common Units acquired by the Company, (C) tax deductions in respect of portions of certain payments made under the TRA, and (D) certain tax attributes that are acquired directly or indirectly by the Company pursuant to a reorganization transaction. All such payments to the Existing Equityholders of AST LLC are the obligations of the Company, and not that of AST LLC. As of December 31, 2021, there have been no exchanges of AST LLC units for Class A Common Stock of the Company and, accordingly, no TRA liabilities have been recognized.

Noncontrolling Interests

The noncontrolling interests primarily represent the equity interest in AST LLC held by holders other than the Company. In addition, AST owns 51% of and controls both NanoAvionika UAB, a private limited liability company organized and existing under the law of the Republic of Lithuania (“Nano Lithuania”), and NanoAvionics US LLC, a Delaware limited liability company (“Nano US”). The noncontrolling interests include the equity interests in Nano Lithuania and Nano US held by holders other than the Company. Income or loss is attributed to the noncontrolling interests based on their contractual distribution rights, and the relative percentages of equity held by the Company and the other equity holders during the period.

Net Loss per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding and excludes the dilutive effect of warrants, stock options, and other types of convertible securities. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and the dilutive effect of stock options, warrants and other types of convertible securities are included in the calculation. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive, such as in periods where the Company reports a net loss.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying U.S. GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. The amendments in ASU 2020-06 are effective for public entities that meet the definition of an SEC filer, excluding smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company adopted the new standard on January 1, 2021. The new standard did not have a material effect on the consolidated financial statements as of December 31, 2021.

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

Accounting Standards Recently Issued but Not Yet Adopted

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The guidance clarifies certain aspects of the current guidance to promote consistency among reporting of an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for all entities, including adoption in an interim period. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, to increase the transparency of government assistance including the disclosure of the types of assistance an entity receives, an entity’s method of accounting for government assistance, and the effect of the assistance on an entity’s financial statements. The guidance in this update will be effective for all entities for annual periods beginning after December 15, 2021. Early adoption is permitted for all entities. The amendments are to be applied prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or, retrospectively to those transactions. The Company does not expect the adoption of ASU 2021-10 to have a significant impact on its disclosures.

All other new accounting pronouncements issued, but not yet effective or adopted, have been deemed to be not relevant to the Company and, accordingly, are not expected to have a material impact once adopted.

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

In connection with the Business Combination, the Company entered into subscription agreements with certain investors (the Private Investment in Public Entity Investors, or "PIPE Investors”), whereby it issued 23,000,000 Class A shares of common stock at $10.00 per share (the “Private Placement Shares”) for an aggregate purchase price of $230.0 million (the “Private Placement”), which closed simultaneously with the consummation of the Business Combination.

On the Closing Date of the Business Combination, the Company completed the acquisition of AST LLC and in return AST LLC and the Existing Equityholders received (i) $416.9 million in cash, net of transaction expenses, (ii) 51.6 million shares of Class B Common Stock, and (iii) 78.2 million shares of Class C Common Stock. In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $45.7 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded as a reduction of additional paid-in capital in the accompanying Consolidated Balance Sheets.

The shares of non-economic Class B and Class C Common Stock of the Company entitle each share to one vote and ten votes per share, respectively. The non-economic Class B and Class C shares were issued to the Existing Equityholders to maintain the established voting percentage of the Company, as determined in the Equity Purchase Agreement.

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

As a result of the Up-C structure, the noncontrolling interest is held by the Existing Equityholders who retained 71.5% of the economic ownership percentage of AST LLC. The noncontrolling interest is classified as permanent equity within the Consolidated Balance Sheets as the Company, acting through the redemption election committee of the Company's Board of Directors (the "Redemption Election Committee”), may only elect to settle a redemption request in cash if the cash delivered in the exchange is limited to the cash proceeds to be received from a new permanent equity offering through issuance of Class A Common Stock.

In conjunction with the Business Combination, the Company also entered into the TRA with AST LLC. Pursuant to the TRA, the Company is required to pay the Existing Equityholders 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) existing tax basis of certain assets of AST LLC and its subsidiaries attributable to the AST LLC Common Units, (B) tax basis adjustments resulting from taxable exchanges of AST LLC Common Units acquired by the Company, (C) tax deductions in respect of portions of certain payments made under the TRA, and (D) certain tax attributes that are acquired directly or indirectly by the Company pursuant to a reorganization transaction. All such payments to the Existing Equityholders of AST LLC are the obligations of the Company, and not that of AST LLC. As of December 31, 2021, there have been no exchanges of AST LLC units for Class A Common Stock of the Company and, accordingly, no TRA liabilities have been recognized.

The Company recorded a net deferred tax asset for the difference between the book value and tax basis of the Company’s investment in AST LLC at the time of the Business Combination. The Company has assessed the realizability of their deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result, the Company has recorded a full valuation allowance against its deferred tax asset resulting from the Business Combination.

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

•
Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
•
Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
•
Level 3: Unobservable inputs based on the Company's assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 were as follows (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$314,747	$-	$-
Total assets measured at fair value	$314,747	$-	$-

Liabilities:
Public warrant liability	$34,151	$-	$-
Private placement warrant liability	-	23,911	-
Total liabilities measured at fair value	$34,151	$23,911	$-

There were no financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2020.

As of December 31, 2021, the Company had $321.8 million of cash and cash equivalents, of which $314.7 million is classified as cash equivalents, which consists principally of short-term money market funds with original maturities of 90 days or less.

Warrant liabilities are comprised of both publicly issued warrants (“Public Warrants”) and private placement warrants (“Private Placement Warrants”), exercisable for shares of Class A Common Stock of the Company. Warrant liabilities are documented in greater detail at Note 10. As of December 31, 2021, the Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market under the ticker "ASTSW".

The Private Warrants are valued using a Black-Scholes-Merton Model. As of December 31, 2021, the Private Warrants are classified as Level 2 as the transfer of Private Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. For this reason, the Company determined that the volatility of each Private Warrant is equivalent to that of each Public Warrant.

The Company’s Black-Scholes-Merton model to value Private Warrants required the use of the following subjective assumption inputs:

•
The risk-free interest rate assumption was based on a weighted average of the three- and five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
•
The expected volatility assumption was based on the implied volatility of the Company’s publicly-traded warrants, which as of December 31, 2021 was 75.6%.

5.
Property and Equipment

Property and equipment, net consisted of the following at December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Land	$1,350	$-
Computers, software, and equipment	2,810	1,707
Leasehold improvements	6,416	3,536
Satellite antenna	2,996	1,338
Test and lab equipment	7,765	2,666
Phased array test facility	2,536	704
Assembly and integration equipment	704	616
Furniture and fixtures	574	338
Vehicles	67	67
Property and equipment	$25,218	$10,972
Accumulated depreciation	(3,592)	(915)
Other construction in progress	6,701	-
Property and equipment, net	$28,327	$10,057

BlueWalker 3 satellite - construction in progress	$67,615	$27,013
Total property and equipment, net	$95,942	$37,070

Depreciation expense for the years ended December 31, 2021 and 2020 was approximately $2.7 million and $0.7 million, respectively.

Midland Purchase

On December 8, 2021, the Company's subsidiary, AST & Science Texas, LLC, executed an agreement to purchase real property, including offices, industrial warehouse buildings and equipment for a total purchase price of $8.0 million. The transaction was accounted for as an asset acquisition under ASC 805 and as such, the purchase price was allocated to the assets acquired based on their relative fair values based on Level 2 inputs as of the acquisition date. Accordingly, $1.3 million has been allocated to the land acquired and $6.7 million has been recorded to construction in progress until the Company places the property and equipment in service. The Company intends to utilize the acquired assets for the assembly, integration and testing of the BB satellites. In connection with the purchase, the Company issued a term promissory note (the "Term Loan") for $5.0 million secured by the property; refer to Note 9 for additional information. Under the terms of the Term Loan, the Company deposited $2.8 million to use exclusively for the funding of the capital improvements at the property. The deposit of $2.8 million is presented as Restricted Cash in the Consolidated Balance Sheets.

6.
Leases

On November 13, 2018, AST LLC entered into both an Economic Development Agreement (the “EDA”) and a sublease agreement with Midland Development Corporation. The premise of the EDA was to create jobs in the Midland, Texas area, as well as to have AST LLC improve the land, office and hangar spaces at the leased facility located at the Midland International Air & Space Port in Midland, Texas.

The leased facility included office space (44,988 square feet), hangar A (28,480 square feet), hangar B (11,900 square feet), and land (approximately 238,000 square feet). The term of the lease commenced on November 21, 2018 and extends through November 20, 2033. Pursuant to the agreement, the base rental payments for the first five years will be abated, provided that the Company prepays the rent in each period and achieves an increasing level of financial commitments, measured annually on March 31st of each of the first five years of the lease. The Company can qualify for an additional five years (years six through ten of the term) of abatements which are contingent upon the Company achieving its commitments through the first five years of the lease and maintaining or exceeding those year five commitment levels in years six through year ten of the term. These commitments include 1) the total number of full-time jobs and the related annual payroll costs and 2) cumulative capital investments in personal property and improvements to the existing land/structures. The Company recognizes the lease reimbursements as an offset to rent expense for the related reimbursable month when the contingency is probable of being resolved.

The Company’s other operating leasehold obligations include additional office space in Maryland, Spain, Israel, United Kingdom and Lithuania. The Company’s leases have established fixed payment terms which are subject to annual rent increases throughout the term of each lease agreement. The Company’s lease agreements have varying non-cancellable rental periods which include options for the Company to extend portions of its lease terms. Upon adopting ASC 842, management considered that it was not reasonably certain to exercise any extension options present in its lease arrangements that are outstanding as of the adoption date, with the exception of the Texas sublease. In addition, the Company’s leases have similar terms in which they may terminate the lease prior to the end date but must provide advanced notice. The Company is not reasonably certain to exercise the right to terminate their agreements.

Incremental Borrowing Rate

The Company derives its incremental borrowing rate from information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rate represents a collateralized rate of interest the Company would have to pay to borrow over a similar term an amount equal to the lease payments in a similar economic environment. The Company’s lease agreements do not provide implicit rates. As the Company did not have any external borrowings at the adoption date with comparable terms to its lease agreements, the Company estimated its incremental borrowing rate based on the lowest grade of debt available in the marketplace for the same term as the associated lease(s). The Company elected to use a 11.9% discount rate for its main, shorter-term operating leases (generally two (2) to five (5) year leases), with the exception of a shorter-term lease in which the Company elected to use an 8.0% discount rate. For the Texas sublease, which is greater than 10 years, the Company elected to use a 15.0% discount rate.

Operating Leases

The components of lease expense were as follows (in thousands):

	Year ended December 31,
	2021	2020
Short-term operating lease expense	$440	$41
Operating lease expense	563	301
Total lease expense	$1,003	$342

Supplemental cash flow information related to leases for the years ended December 31, 2021 and 2020 was as follows (in thousands):

	Year ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$506	$349

Supplemental balance sheet information related to leases was as follows:

	Year ended December 31,
	2021	2020
Weighted-average remaining lease term - operating leases (years)	9.7	11.3
Weighted-average discount rate - operating leases	13.4%	14.0%

As of December 31, 2021, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2022	$1,632
2023	1,714
2024	1,600
2025	1,510
2026	1,343
Thereafter	6,993
Total lease payments	14,792
Less effects of discounting	(6,633)
Present value of lease liabilities	$8,159

The above operating lease payments exclude $1.6 million of required minimum lease payments for lease agreements executed but not commenced, as the Company has not received control of the leased property as of December 31, 2021.

7.
Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 is summarized as follows (in thousands):

	December 31, 2021	December 31, 2020
Balance at beginning of the period	$3,912	$3,593
Translation adjustments	(271)	319
Balance at end of the period	$3,641	$3,912

Intangible Assets

Intangible assets are comprised of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	1.2	$1,081	$(862)	$219
Trademarks and domain name	13.2	23	-	23
Total	2.3	$1,104	$(862)	$242

	December 31, 2020
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	2.1	$1,161	$(658)	$503
Trademarks and domain name	14.2	23	-	23
Total	2.7	$1,184	$(658)	$526

The aggregate amortization expense for the years ended December 31, 2021 and 2020 was approximately $0.2 million and $0.2 million, respectively. Based on the carrying value of identified intangible assets recorded at December 31, 2021, and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2022	$189
2023	33
2024	2
2025	2
2026	2
Thereafter	14
Total	$242

8.
Accrued Expenses

Accrued expenses and other current liabilities consisted of the following at December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Accrued payroll liabilities	$2,983	$1,198
Accrued research and development	1,496	300
Accrued construction in progress (BlueWalker 3 satellite)	1,260	1,604
Accrued professional services	606	320
Accrued taxes payable	180	34
Accrued leasehold improvements	-	247
Other	944	519
Total accrued expenses and other current liabilities	$7,469	$4,222

9.
Debt

Midland Financing Agreement

On December 8, 2021, in connection with the Midland Purchase (refer to Note 5), the Company's subsidiary, AST & Science Texas, LLC entered into an agreement with Lone Star State Bank of West Texas (the "Credit Agreement") to issue a Term Loan for $5.0 million with a maturity date of December 8, 2028 that is secured by the property. AST & Science Texas, LLC granted to the lenders a security interest in the assets acquired under the Midland Purchase described in Note 5.

Borrowings under the Term Loan bear interest at a fixed rate equal to 4.20% per annum until December 7, 2026, and from December 8, 2026 until December 8, 2028 at a fixed rate per annum equal to 4.20% subject to adjustment if the index rate as defined in the Credit Agreement is greater than 4.20%. Interest is payable monthly in arrears commencing on January 8, 2022. Thereafter, outstanding principal and accrued interest will be due and payable in monthly installments of $40,000, commencing on January 8, 2023 and continuing until November 8, 2028, with the final remaining balance of unpaid principal and interest due and payable on December 8, 2028.

Annual future principal payments due on the Term Loan as of December 31, 2021 are as follows (in thousands):

Fiscal Years Ending	Amount
2022	$-
2023	242
2024	252
2025	263
2026	274
Thereafter	3,969
Total principal	$5,000

Nano Business Credit Agreement

On December 8, 2021, the Company's subsidiary, Nano, entered into an agreement with AB SEB Bank (the "Lender") pursuant to which the Lender agreed to provide up to $0.4 million (the "Business Credit") to fund certain capital expenditures. Nano may use this facility to fund up to 70% of certain capital expenditures on an as-invoiced basis through March 2022, at which time outstanding principal and interest will be due and payable in monthly installments commencing on March 31, 2022 and continuing until December 6, 2025. Borrowings under the agreement bear interest at a rate per annum equal to the EURIBOR plus 3.00%. As of December 31, 2021, the outstanding balance was approximately $49,000, which is classified within Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

10.
Warrant Liabilities

Warrant liabilities are comprised of both Public Warrants and Private Placement Warrants. Each whole Public Warrant entitles the registered holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share. Pursuant to the warrant agreement, a holder of Public Warrants may exercise its warrants only for a whole number of shares of Class A Common Stock.

This means that only a whole warrant may be exercised at any given time by a warrant holder. The Public Warrants expire on April 6, 2026, five years after the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants under the following conditions:

•
In whole and not in part;
•
At a price of $0.01 per warrant;
•
Upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
•
If, and only if, the reported last sale price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

The redemption criteria discussed above prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise its warrant prior to the scheduled redemption date. However, the price of the Class A Common Stock may fall below the $18.00 redemption trigger price (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) as well as the $11.50 warrant exercise price after the redemption notice is issued.

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

During the year ended December 31, 2021, 1,200 Public Warrants were exercised at a price of $11.50 per share, resulting in cash proceeds of approximately $13,800 and the issuance of 1,200 shares of Class A Common Stock. At December 31, 2021, there were 11,498,800 Public Warrants and 6,100,000 Private Placement Warrants outstanding.

As of December 31, 2021, the Company recorded warrant liabilities of $58.1 million in the Consolidated Balance Sheets. For the year ended December 31, 2021, the Company recognized a gain of $15.8 million on the change in the fair value of the warrant liabilities in the Consolidated Statements of Operations.

11.
Commitments and Contingencies

Purchase Commitments

As of December 31, 2021, the Company had purchase commitments of approximately $27.0 million, primarily related to R&D programs, capital improvements and procurement of BB satellite components of which the Company expects to pay $12.9 million during 2022 and $14.1 million during 2023.

Legal Proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities as of December 31, 2021 and 2020.

12.
Stockholders’ Equity

The Consolidated Statements of Stockholders' Equity reflect the Business Combination as described in Note 3. Prior to the Business Combination, NPA was a Special Purpose Acquisition Company or a “blank check company”, defined as a development stage company formed for the sole purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Class A Common Stock

At December 31, 2021, there were 51,730,904 million shares of Class A Common Stock issued and outstanding. Holders of Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 800,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class B Common Stock

At December 31, 2021, there were 51,636,922 shares of Class B Common Stock issued and outstanding. Shares of Class B Common Stock were issued to the Existing Equityholders of AST LLC (other than Mr. Abel Avellan) in connection with the Business Combination and are non-economic, but entitle the holder to one vote per share. The Company is authorized to issue 200,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.

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

Class C Common Stock

At December 31, 2021, there were 78,163,078 million shares of Class C Common Stock issued and outstanding. Shares of Class C Common Stock were issued to Mr. Abel Avellan in connection with the Business Combination and are non-economic, but entitle the holder to ten votes per share (the “Super-Voting Rights”). The Company is authorized to issue 125,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

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

Preferred Stock

At December 31, 2021, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

Noncontrolling Interest

Nano Lithuania and Nano US

AST LLC owns 51% of and controls Nano Lithuania and Nano US. As a result, the Company consolidates the financial results of Nano Lithuania and Nano US and reports noncontrolling interests representing the equity interests held by equity-holders other than the Company in the Consolidated Balance Sheets. As of December 31, 2021, the noncontrolling interest percentage in Nano Lithuania and Nano US was approximately 49%. There were no changes to the noncontrolling interest percentage in Nano Lithuania or Nano US during the years ended December 31, 2021 or December 31, 2020.

AST LLC

On April 6, 2021, upon the close of the Business Combination, the Company held a 28.5% ownership interest in AST LLC and became the sole managing member of AST LLC, allowing it to control the operating decisions of AST LLC. As a result of this control, the Company has consolidated the financial position and results of operations of AST LLC. The Company reports noncontrolling interests representing the equity interest in AST LLC held by members other than the Company in the accompanying Consolidated Balance Sheets. On the date of the Business Combination, the noncontrolling interest percentage in AST LLC was approximately 71.5%. During the year ended December 31, 2021 there was an immaterial change in the noncontrolling interest percentage as a result of the exercise of warrants and the issuance of incentive units at AST LLC. As of December 31, 2021, the noncontrolling interest percentage in AST LLC was approximately 71.5%.

Changes in the Company’s ownership interest in AST LLC while retaining control of AST LLC will be accounted for as equity transactions. Each issuance of the Company's Class A Common Stock will be accompanied by a corresponding issuance of AST LLC Common Units to the Company, which will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. At December 31, 2021, there were 11,498,800 Public Warrants and 6,100,000 Private Placement Warrants outstanding (see Note 10 for further details), each of which entitles the holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share. Each warrant exercise is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital.

In addition, the AST LLC Agreement permits the noncontrolling interest holders of AST LLC Common Units to exchange AST LLC Common Units, together with related shares of the Company's Class B or Class C Common Stock, for shares of the Company's Class A Common Stock on a one-for-one basis or, at the election of the Company, for cash (a "Cash Exchange.") A Cash Exchange is limited to the amount of net proceeds from the issuance of Class A Common Stock. Future redemptions or direct exchanges of AST LLC Common Units by the noncontrolling interest holders will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. Certain members of AST LLC also hold incentive stock options that are subject to service or performance conditions (see Note 14 for further details), that are exercisable for AST LLC Common Units. The exercise of the options will result in a change in ownership and increase the amount recorded as noncontrolling interest and decrease additional paid-in capital.

13.
Revenue

Disaggregation of Revenue

The Company’s subsidiary, Nano, recognizes revenue related to sales of manufactured small satellites and their components, as well as launch related services. Currently, this is the Company’s only source of revenue. Revenue recognized over time versus revenue recognized upon transfer during the years ended December 31, 2021 and 2020 was as follows (in thousands):

	Year ended December 31,
	2021	2020
Revenue from performance obligations recognized over time	$8,400	$5,037
Revenue from performance obligations recognized at point-in-time transfer	4,005	930
Total	$12,405	$5,967

Contract Balances

Contract assets relate to the Company's conditional right to consideration for its completed performance under the contract. As of December 31, 2021 and 2020, the Company had no material contract assets. Contract liabilities relate to payments received in advance of performance under the contract. Contract liabilities (i.e., deferred revenue) are recognized as revenue as (or when) the Company performs under the contract. The following table reflects the change in contract liabilities for the periods indicated (in thousands):

Year ended December 31,
2021
Beginning Balance	$3,401
Revenue recognized that was included in the contract liability at the beginning of the year	(2,498)
Increase, excluding amounts recognized as revenue during the period	5,733
Ending Balance	$6,636

As of December 31, 2021, the Company had deferred revenue of $6.6 million classified in current liabilities related to performance obligations that have not yet been satisfied. The Company expects to recognize the revenue associated with satisfying these performance obligations within the next 12 months.

14.
Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation, measured at the grant date based on the fair value of the award, is typically recognized ratably over the requisite services period, using the straight-line method of expense attribution. The Company recorded stock-based compensation expense in the following categories of its Consolidated Statements of Operations and Balance Sheets (in thousands):

	Year ended December 31,
	2021	2020
Engineering services	$2,036	$211
General and administrative costs	1,700	72
BlueWalker 3 satellite - construction in progress	38	7
Total	$3,774	$290

The Company estimates the fair value of the stock option awards to employees, non-employees and non-employee members of the Board of Directors using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected volatility of the Company's stock, (ii) the expected term of the award, (iii) the risk-free interest rate, and (iv) any expected dividends. Due to the lack of company-specific historical and implied volatility data, the Company based the estimate of expected volatility on the estimated and expected volatilities of a representative group of publicly traded companies. For these analyses, the Company selects companies with comparable characteristics including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of the Company’s stock price becomes available. For awards that qualify as “plain-vanilla” options, the Company estimates the expected life of the employee stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company elects to account for forfeitures as they occur rather than apply an estimated forfeiture rate to stock-based compensation expense.

The fair value of restricted stock units granted to employees, non-employees, and non-employee members of the Board of Directors is based on the fair value of the Company’s stock on the grant date. The Company elects to account for forfeitures as they occur rather than apply an estimated forfeiture rate to stock-based compensation expense.

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

As of December 31, 2021, AST LLC was authorized to issue a total of 12,812,959 ordinary shares under a reserve set aside for equity awards. As of December 31, 2021, there were 12,359,322 options outstanding under the AST LLC Incentive Plan. Following the Business Combination on April 6, 2021, no further equity award grants were made under the AST LLC Incentive Plan.

The following table summarizes the Company’s option activity for the year ended December 31, 2021:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	11,822,100	$0.20	2.04	$68,407,495
Granted	806,283	10.00	-
Exercised	(15,227)	0.06	-
Cancelled or forfeited	(253,834)	0.81	-
Outstanding at December 31, 2021	12,359,322	$0.83	1.39	$87,882,197
Options exercisable as of December 31, 2021	7,168,669	$0.39	1.31	$54,157,031
Vested and expected to vest at December 31, 2021	12,359,322	$0.83	1.39	$87,882,197

The following table summarizes the Company’s unvested option activity for the year ended December 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	6,526,496	$0.16
Granted	806,283	4.15
Vested	(1,929,351)	0.52
Forfeited	(214,438)	0.44
Unvested at December 31, 2021	5,188,990	$0.64

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2021 and 2020 was $4.15 and $0.33, respectively.

As of December 31, 2021, total unrecognized compensation expense related to the unvested stock options was $2.8 million, which is expected to be recognized over a weighted average period of 1.4 years.

The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model, with the assumptions used for the year ended December 31, 2021, presented on a weighted average basis:

Year ended December 31, 2021
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

Stock Options

As of December 31, 2021, there were 1,889,115 service-based options outstanding under the 2020 Plan.

The following table summarizes the Company’s option activity under the 2020 Plan for the year ended December 31, 2021:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	-	$-	-	$-
Granted	1,901,515	10.35
Exercised	-	-
Cancelled or forfeited	(12,400)	10.00
Outstanding at December 31, 2021	1,889,115	$10.35	3.36	$(4,549,597)
Options exercisable as of December 31, 2021	85,771	$10.00	2.75	$(176,680)
Vested and expected to vest at December 31, 2021	1,889,115	$10.35	3.36	$(4,549,597)

The following table summarizes the Company’s unvested option activity for the year ended December 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	-	$-
Granted	1,901,515	4.40
Vested	(85,771)	4.25
Forfeited	(12,400)	4.16
Unvested at December 31, 2021	1,803,344	$4.41

The weighted-average grant-date fair value per share of stock options granted during the year ended December 31, 2021 was $4.40. There were no stock options granted during the year ended December 31, 2020. There were no exercises during the year ended December 31, 2021.

As of December 31, 2021, total unrecognized compensation expense related to the unvested stock options was $7.2 million, which is expected to be recognized over a weighted average period of 3.4 years.

The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model, with the assumptions used for the year ended December 31, 2021, presented on a weighted average basis:

Year ended December 31, 2021
Exercise price	$10.35
Fair market value	$4.40
Expected dividend yield	0.0%
Expected term (in years)	6.1
Expected volatility	42.38%
Weighted-average risk-free rate	1.11%

Restricted Stock Units

As of December 31, 2021, there were 1,686,031 restricted stock units outstanding under the 2020 Plan.

The following table summarizes the Company’s unvested restricted stock unit activity for the year ended December 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	-	$-
Granted	1,889,051	10.12
Forfeited	(203,020)	10.00
Unvested at December 31, 2021	1,686,031	$10.14

As of December 31, 2021, total unrecognized compensation expense related to the unvested restricted stock units was $10.6 million, which is expected to be recognized over a weighted average period of 3.4 years.

SpaceMobile 2020 Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”). The aggregate number of common stock shares that may be issued pursuant to rights granted under the ESPP is 2,000,000 shares. If any right granted under the ESPP shall for any reason terminate without having been exercised, the shares not purchased under such right shall again become available for issuance under the ESPP. As of December 31, 2021, the Company had not issued any awards under the ESPP.

15.
Income Taxes

As a result of the Business Combination, the Company, organized as a C corporation, owns an equity interest in AST LLC in what is commonly referred to as an “Up-C” structure. For U.S. federal and state income tax purposes, AST LLC has elected to be treated as a partnership and does not pay any income taxes since its income and losses are included in the returns of the members. The portion of the Company’s taxable income or loss attributable to the noncontrolling interests of AST LLC is taxed directly to such members. Consequently, no provision for income taxes has been included in the financial statements related to this portion of taxable income. Certain foreign wholly-owned entities are taxed as corporations in the jurisdictions in which they operate, and accruals for such taxes are included in the consolidated financial statements. The Company has operations in Israel, Spain, Lithuania, and the U.K. with tax filings in each foreign jurisdiction.

Income Tax Expense

The components of loss before income taxes were as follows:

	Year ended December 31,
	2021	2020
United States	$(70,396)	$(23,077)
Foreign	(2,534)	(1,197)
Total	$(72,930)	$(24,274)

The income tax expense (benefit) was as follows:

	Year ended December 31,
	2021	2020
Current:
Federal	$-	$-
State	-	-
Foreign	331	131
Total current	331	131

Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-
Total income tax provision	$331	$131

The differences between the effective income tax rate and the statutory U.S. federal income tax rate are as follows:

	Year ended December 31,
	2021	2020
Statutory U.S. federal income tax rate	21%	21%
Income (loss) attributable to noncontrolling interest and non taxable income (loss)	-19%	-22%
Changes in fair value of warrant liabilities	5%	-
Change in valuation allowance	-99%	-
Business Combination	89%	-
Other	3%	-
Effective income tax rate	0%	-1%

Deferred Tax Assets and Liabilities.

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$8,212	$539
Basis difference in the equity of AST LLC	62,717	-
Other	1,495	-
Total deferred tax assets	72,425	-
Valuation allowance	(72,425)	(539)
Net deferred tax assets	$-	$-

At December 31, 2021 the Company had unused federal net operating loss carryforwards (gross) for federal income tax purposes of approximately $32.0 million, which can be carried forward indefinitely and may be used to offset future taxable income. In addition, the Company had unused net operating loss carryforwards (gross) for state income tax purposes of approximately $2.5 million, $0.7 million of which expire in 2041. The remaining $1.8 million state net operating loss can be carried forward indefinitely. The Company also had unused net operating loss carryforwards (gross) for foreign income tax purposes of approximately $6.1 million, which can be carried forward indefinitely.

Management assesses the need for a valuation allowance in each tax paying component or jurisdiction based upon the available positive and negative evidence to estimate whether sufficient taxable income will exist to permit realization of the deferred tax assets. On the basis of this evaluation, as of December 31, 2021 and 2020 the Company's valuation allowance was $72.4 million and $0.5 million, respectively. The change from December 31, 2020 to December 31, 2021 was primarily driven by the impacts of the Business Combination.

Unrecognized Tax Benefits.

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

•
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
•
tax basis adjustments resulting from taxable exchanges of AST LLC Common Units (including any such adjustments resulting from certain payments made by us under the Tax Receivable Agreement) acquired by the Company from a TRA Holder pursuant to the terms of the A&R Operating Agreement;
•
tax deductions in respect of portions of certain payments made under the Tax Receivable Agreement; and
•
certain tax attributes of Blocker Corporations holding AST LLC Common Units that are acquired directly or indirectly by the Company pursuant to a Reorganization Transaction.

Some circumstances, such as the Company’s election to terminate early the TRA or certain changes of control of the Company or AST LLC (as described in the A&R Operating Agreement), may require the Company to make lump-sum cash payments based on certain assumptions to all the TRA Holders equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement will be the obligations of the Company and not obligations of AST LLC. Any payments made by the Company under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to the Company.

The TRA holders did not acquire any Class A Common Stock in an Exchange or Reorganization Transaction, as defined in the Tax Receivable Agreement during the reporting period. As a result, no Tax Receivable Agreement liability has been recorded as of December 31, 2021.

16.
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

Prior to the Business Combination, the membership structure of AST LLC included units which shared in the profits and losses of AST LLC. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the readers of these consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the Business Combination on April 6, 2021. The basic and diluted earnings per share for the year ended December 31, 2021 represents only the period of April 6, 2021 to December 31, 2021.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A Common Stock (in thousands, except share data):

Year ended December 31, 2021
Numerator
Net loss before allocation to noncontrolling interest	$(73,261)
Net loss attributable to AST LLC pre Business Combination	(11,580)
Net loss attributable to the noncontrolling interest post Business Combination	(42,708)
Net loss attributable to common stockholders - basic and diluted	$(18,973)
Denominator
Weighted-average shares of Class A Common Stock outstanding - basic and diluted	51,729,785
Earnings per share of Class A Common Stock - basic and diluted	$(0.37)

Shares of the Company’s Class B and Class C Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B and Class C Common Stock under the two-class method has not been presented.

At December 31, 2021, the Company excluded from the calculation of diluted earnings per share 51,636,922 shares of Class B Common Stock, 78,163,078 shares of Class C Common Stock, 11,498,800 Public Warrants, 6,100,000 Private Warrants, and 485,000 unvested performance-based restricted stock units as their effect would have been anti-dilutive.

17.
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

Support Services Agreement and Production Services Agreement

On January 20, 2020, the Company entered into the Support Services Agreement with Finser Corporation (“Finser”), which is part of the Cisneros Group of Companies, of which Ms. Adriana Cisneros, a member of the Board of Directors, is the Chief Executive Officer, whereby Finser will provide the Company consulting and administrative support services. The Company incurred less than $0.3 million and $0.2 million in consulting services for the years ended December 31, 2021 and 2020, respectively, which were included within the general and administrative expenses on the Consolidated Statements of Operations.

On January 28, 2021, AST LLC entered into a production services agreement (the “Production Services Agreement”) with Cisneros Media Distribution LLC (“Cisneros Media”), which is part of the Cisneros Group of Companies. Under the terms of the Production Services Agreement, Cisneros Media serves as a producer of a series of 12 videos for AST LLC. For such services, Cisernos Media is entitled to a fee of $180,000, comprised of $36,000, which was payable upon signing of the Production Services Agreement, and installments of $12,000 for each video produced by Cisneros Media and accepted by AST LLC. Either party may terminate the Production Services Agreement. The Company incurred expenses of $0.1 million for both years ended December 31, 2021 and 2020, respectively, which were included within general and administrative expenses on the Consolidated Statements of Operations.

Vodafone

AST LLC and Vodafone have agreed to enter into one or more definitive agreements for a commercial partnership that is anticipated to use the SpaceMobile Service (the “Vodafone Commercial Agreements”). In connection with the commercial agreement, AST LLC, its subsidiaries and affiliates have agreed not to enter into any agreement, term sheet, or letter of intent that grants another party the rights related to the provision of mobile services in the Vodafone markets or Vodafone partner markets prior to the execution of the Vodafone Commercial Agreements.

The Vodafone Commercial Agreements are to include mutual exclusivity, conditioned upon Vodafone making the SpaceMobile Service available to all of its customers and certain promotional efforts, within all Vodafone markets for five years commencing on the launch of a commercial service in all of the Vodafone markets; preferential commercial terms in Vodafone partner markets; 50/50 revenue share for the SpaceMobile Service in Vodafone exclusivity markets; and the procurement, building and operating of mobile network ground stations at a mutually agreed cost by Vodafone. No payments have been made to date between us and Vodafone pursuant to the anticipated Vodafone Commercial Agreements. Vodafone has the right to designate one individual to the Board of Directors. Currently, Vodafone’s designee is Luke Ibbetson, Head of Group Research & Development, Vodafone.

Also, AST LLC entered into a side letter with Vodafone dated December 15, 2020, under which AST LLC has agreed (i) not to enter into any material corporate strategic relationship or material commercial agreement with a party other than Vodafone and its affiliates that would be reasonably expected to materially frustrate AST LLC's ability to satisfy obligations under the Vodafone Commercial Agreements with certain exceptions, (ii) to allocate sufficient funds in the capital budget to facilitate compliance with obligations under the Vodafone Commercial Agreements; and (iii) not to alter AST LLC's business plan in a manner that is materially detrimental to AST LLC's ability to satisfy obligations under the Vodafone Commercial Agreements.

American Tower

AST LLC and American Tower have entered into a side letter agreement that was subsequently amended and restated on December 15, 2020 to reflect the transactions and agreements contemplated by the Equity Purchase Agreement between us and NPA (the “Amended and Restated Letter Agreement”). The Amended and Restated Letter Agreement contemplates that AST LLC and American Tower will enter into commercial agreements to use American Tower facilities for the terrestrial gateway facilities in certain markets. The term of the operational agreement with American Tower is for an anticipated five years after the initial launch of commercial mobile services by AST LLC.

The usage of any American Tower services in a Vodafone market will be memorialized in a commercial agreement among all three parties. In markets where Vodafone does not operate (“Carrier Neutral Markets”), AST LLC and American Tower may enter into an agreement for American Tower to manage the operation of AST LLC's deployed gateway facility in such market. In Carrier Neutral Markets where AST LLC requires a third party to provide a gateway facility or services, AST LLC agrees to not accept any bid that is inferior to American Tower’s best and final proposal for such gateway facility or services. AST LLC also agrees to use commercially reasonable efforts to utilize American Tower facilities in (i) Vodafone markets where Vodafone decides to not use its facilities, (ii) in Carrier Neutral Markets, and (iii) instances where AST LLC requires a third-party vendor.

Additionally, AST LLC will work with American Tower to evaluate and plan gateway facility and radio access network data center deployments with preferred vendor status to offer carrier-neutral hosting facilities in certain equatorial markets. American Tower will serve as the preferred vendor for carrier neutral hosting facilities. AST LLC will pay American Tower a monthly connection fee for use of a carrier neutral hosting facility, which AST LLC expects will be charged back to each applicable MNO. If AST LLC and American Tower agree to construct a new carrier neutral hosting facility or improve an existing one and American Tower elects to fund all such capital expenditures, American Tower will provide AST LLC with a fair-market, long-term lease to such facility. No payments have been made to date between AST LLC and American Tower under the Amended and Restated Letter Agreement. American Tower has the right to designate one individual to the Board of Directors. Currently, American Tower's designee is Ed Knapp, Chief Technology Officer, American Tower.

Rakuten

On February 4, 2020, AST LLC entered into a commercial agreement with Rakuten, for the development of exclusive network capabilities in Japan compatible with the mobile network of Rakuten and its affiliates, which agreement was amended and restated as of December 15, 2020 (the “Rakuten Agreement”). Under the terms of the Rakuten Agreement, AST LLC agreed to make investments in building network capabilities in Japan that are compatible with the mobile network of Rakuten and its affiliates. Furthermore, AST LLC will collaborate with Rakuten to ensure network capability with Rakuten’s licensed frequencies, including full coverage in Japan with 3GPP Band 3 frequencies with MIMO capability. Upon the launch of such coverage, Rakuten will receive unlimited, exclusive rights and usage capacity in Japan in exchange for a $0.5 million annual maintenance fee payable to AST LLC or its successors. Furthermore, AST LLC agreed to make $5.0 million (or such lesser amount as mutually agreed upon the parties) in capital investments towards the design, construction, acquisition and implementation of ground communication assets. AST LLC and Rakuten will receive unlimited rights and usage of the ground assets for their respective operations, including, but not limited to, satellite and other telecommunication communications. The Rakuten Agreement includes a commercial roadmap for AST LLC's satellite launches with key performance indicators (“KPIs”) that AST LLC must meet. If the applicable KPIs are not met for the last two phases of the satellite launch program in accordance with such commercial roadmap or if AST LLC becomes subject to any bankruptcy proceeding or becomes insolvent, AST LLC shall be required to pay to Rakuten a penalty amount of $10.0 million.

The term of the Rakuten Agreement shall remain in effect until AST LLC or its successor fulfills obligations under the Rakuten Agreement. No payments have been made to date between us and Rakuten under the Rakuten Agreement. Rakuten has the right to designate two individuals to its Board of Directors. Currently, Rakuten's designees are Mickey Mikitani, Founder, Chairman and Chief Executive Officer, Rakuten, Inc., and Tareq Amin, Chief Executive Officer, Rakuten Mobile.

18.
Subsequent Events

Nano Financing Agreement

On January 12, 2022, AST LLC entered into a financing agreement (the "Nano Financing Agreement") with Nano, pursuant to which AST LLC made available to Nano a revolving loan for up to EUR 1.5 million, whereby Nano has the ability to draw up to EUR 0.8 million at a time subject to certain conditions. The loan will bear interest at a rate of 4.00% per annum payable annually on the last day of each calendar year, or 7% upon an Event of Default as defined in the loan agreement. Principal payments will be due and payable upon the issuance and/or sale of equity securities of Nano, and each calendar quarter if Nano's consolidated cash exceeds EUR 4 million, with the final remaining balance of unpaid principal and interest due on December 1, 2023. As of March 31, 2022, there are no balances outstanding under the Nano Financing Agreement. The Nano Financing Agreement will be accounted for as an intercompany transaction in the Company's consolidated financial statements.

SpaceX Multi-Launch Agreement

On March 3, 2022, AST LLC entered into an agreement (the "Multi-Launch Agreement") with Space Exploration Technologies Corp. ("SpaceX"). The Multi-Launch Agreement provides a framework for future launches of the Company’s satellites through December 31, 2024, including the launches of the BW3 test satellite and the first BB satellite. Pursuant to the Multi-Launch Agreement, the Company and SpaceX also entered into a Launch Services Agreement (the “BB LSA”) covering the launch of the first BB satellite, and in accordance with the BB LSA, the Company will pay an initial payment for the SpaceX launch services. As part of the Multi-Launch Agreement, the Company and SpaceX agreed on a framework for additional launch service agreements relating to the launch of future BB satellites. The Company will pay an initial reservation fee to secure a SpaceX launch vehicle for a future BB satellite launch. With respect to the Company’s BW3 launch scheduled for Summer 2022, the Company and SpaceX agreed to changes to certain technical launch parameters, and the Company agreed to pay an additional fee to SpaceX to adjust these parameters. In connection with entry into the Multi-Launch Agreement, the Company paid an aggregate amount of $22.8 million for the BW3 technical adjustments, first BB initial payment and launch reservation fee for a future BB launch. The exact timing of the satellite launches is contingent on a number of factors, including satisfactory and timely completion of construction and testing. The Multi-Launch Agreement permits the Company to delay launches of its satellites upon payment of certain rebooking fees.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AST SPACEMOBILE, INC.

By:	/s/ ABEL AVELLAN
Chairman and Chief Executive Officer Principal Executive Officer

KNOW ALL THESE PRESENT, that each person whose signature appears below constitutes and appoints Abel Avellan, Tom Severson and Shanti Gupta, and each of them, his or her true and lawful attorneys-in-fact and agents, and with power of substitution and resubstitution, for him/her and in his/her name, place and stead, and in any and all capacities, to sign the Annual Report on Form 10-K of AST SpaceMobile, Inc. for the fiscal year ended December 31, 2021, to sign any and all amendments thereto, and to file such Annual Report and amendments, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ABEL AVELLAN	Chairman and Chief Executive Officer Principal Executive Officer and Director	March 31, 2022
Abel Avellan

/s/ TOM SEVERSON	Chief Operating Officer and Chief Financial Officer Principal Financial Officer and Director	March 31, 2022
Tom Severson

/s/ SHANTI GUPTA	Chief Accounting Officer Principal Accounting Officer	March 31, 2022
Shanti Gupta

/s/ TAREQ AMIN	Director	March 31, 2022
Tareq Amin

/s/ ADRIANA CISNEROS	Director	March 31, 2022
Adriana Cisneros

/s/ ALEXANDER COLEMAN	Director	March 31, 2022
Alexander Coleman

/s/ LUKE IBBETSON	Director	March 31, 2022
Luke Ibbetson

/s/ ED KNAPP	Director	March 31, 2022
Ed Knapp

/s/ MICKEY MIKITANI	Director	March 31, 2022
Mickey Mikitani

/s/ RONALD RUBIN	Director	March 31, 2022
Ronald Rubin

/s/ RICHARD SARNOFF	Director	March 31, 2022
Richard Sarnoff

/s/ JULIO A. TORRES	Director	March 31, 2022
Julio A. Torres