Form 10-K/A
period 2021-12-31
AST SpaceMobile, Inc.
filed 2022-04-22
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

f

FORM 10-K/A

Amendment No. 1

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

As of April 18, 2022, there were 51,841,004 shares of Class A common stock, $0.0001 per value, 51,636,922 shares of Class B common stock, $0.0001 par value, and 78,163,078 shares of Class C common stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Audit Firm Id	Auditor Name:	Auditor Location:
185	KPMG LLP	Miami, Florida
243	BDO USA, LLP	Fort Lauderdale, Florida

EXPLANATORY NOTE

AST SpaceMobile, Inc. (the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 (the “Amended Report”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “Original Report”), in order to add certain information required by Items 10-14 of Part III of Form 10-K. The Amended Report does not affect any other items in the Original Report.

Except as otherwise expressly stated for the Items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amended Report and it does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in this Amended Report, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amended Report.

AST SPACEMOBILE, INC.

FORM 10-K/A

(Amendment No. 1)

FOR THE YEAR ENDED DECEMBER 31, 2021

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below are the names, ages and positions of each of the individuals who serve as our executive officers and directors as of March 31, 2022.

Name	Age	Position
Executive Officers
Abel Avellan	51	Chairman of the Board and Chief Executive Officer
Thomas Severson	58	Chief Financial Officer and Chief Operating Officer, Director
Brian Heller	54	Executive Vice President, General Counsel and Secretary
Shanti Gupta	45	Chief Accounting Officer

Non-Employee Directors
Tareq Amin	50	Director
Adriana Cisneros(2)(3)	42	Director
Alexander Coleman(1)(2)(4)	55	Director
Luke Ibbetson	53	Director
Edward Knapp	62	Director
Hiroshi Mikitani	57	Director
Ronald Rubin(1)	56	Director
Richard Sarnoff(3)	63	Director
Julio A. Torres(1)(2)(3)	55	Director
(1)
Member of the audit committee
(2)
Member of the compensation committee
(3)
Member of the nominating and corporate governance committee
(4)
Member of the redemption election committee

Executive Officers

Abel Avellan. Mr. Avellan is AST’s Founder, Chairman, and Chief Executive Officer since its inception in 2017. Prior to founding AST, Mr. Avellan served as the founder and Chief Executive Officer of Emerging Markets Communications (EMC), a satellite-based communications services provider to maritime and other mobility markets, from 2000 until its sale to Global Eagle Entertainment Inc. for $550.0 million in July 2016. Following the acquisition of EMC, Mr. Avellan worked as the President and Chief Strategy Officer for Global Eagle Entertainment Inc. until April 2017. Mr. Avellan has over 25 years of success in the space industry and is the co-inventor of 24 U.S. patents. He was the recipient of the Satellite Transaction of the Year award by Euroconsult in 2015 and was named Satellite Teleport Executive of the Year in 2017. Mr. Avellan has a BS in Electrical Engineering from Simón Bolivar University. We believe Mr. Avellan is qualified to serve on our Board of Directors due to his expertise and years of success developing innovative space-based technologies and continually proven engineering and management acumen.

Thomas Severson. Mr. Severson serves as our Chief Financial Officer and Chief Operating Officer and a member of our Board of Directors since September 2017. Prior to such time, Mr. Severson served as the Executive Vice President and Chief Financial Officer of Emerging Markets Communications (EMC) from 2015 until its sale to Global Eagle Entertainment Inc. in July 2016. Mr. Severson continued in the same position for Global Eagle Entertainment Inc. following the acquisition of EMC until February 2017. Prior to that, Mr. Severson worked as Chief Financial Officer for a number of private and public companies, including Myxer Inc., The Nicklaus Companies, American Media, Inc., Paxson Communications, Inc. and earlier in his career, was Chief Accounting Officer for Sinclair Broadcast Group Inc. and was a certified public accountant in the audit assurance practice of KPMG LLP. Mr. Severson graduated magna cum laude and has a Bachelor of Science Degree in Accounting from the University of Baltimore. We believe Mr. Severson is qualified to serve on our Board of Directors due to 20 years of diverse financial management in expertise in technology, media and telecommunications and years of success involved in the operation of AST and previous companies.

Brian Heller. Mr. Heller serves as our Executive Vice President, General Counsel and Secretary since February 2021. Mr. Heller has over twenty years of public company experience. Prior to joining AST, he served as General Counsel of Castle Brands Inc., a publicly-traded spirits company, from October 2008 until its sale to Pernod Ricard in October 2019, and as Senior Vice President - Business and Legal Affairs of Ladenburg Thalmann Financial Services, a publicly-traded financial services company, from April 2007 until its sale to a portfolio company of Reverence Capital Partners in May 2020. He joined Ladenburg from AOL Latin America, where he served as Associate General Counsel. Previously, Mr. Heller was a Partner in the Corporate and Intellectual Property Departments at the Steel Hector & Davis law firm (now Squire Patton Boggs) in Miami, Florida. Earlier in his career, he served as a law clerk to the Honorable James Lawrence King of the United States District Court for the Southern District of Florida. Mr. Heller received his J.D., cum laude, from Georgetown University Law Center, where he was Articles Editor of the Georgetown Law Journal, and his bachelor of science degree from Northwestern University. He is admitted to practice law in New York and Florida.

Shanti Gupta. Mr. Gupta serves as AST's Chief Accounting Officer since September 2021 and is responsible for the Company's financial operations, corporate accounting, external reporting, and financial planning and analytics. He brings more than 20 years of global finance and accounting experience to his role on AST's leadership team. Before joining AST, he worked with Ernst & Young LLP in New York from 2014, where he was a Partner and Managing Director in the Financial Accounting Advisory Services. Previously, he has worked with Deloitte & Touche LLP in New York and KPMG in India. He earned his Bachelor of Commerce (Honors) from Shri Ram College of Commerce, Delhi University, India, and is a licensed Certified Public Accountant. He is also a Chartered Accountant from The Institute of Chartered Accountants of India.

Directors

The biographies of Messrs. Avellan and Severson are set forth above under the header "Executive Officers". The biographies of our non-employee directors are set forth below:

Tareq Amin. Mr. Amin serves as a member of our Board of Directors. Mr. Amin was appointed Chief Executive Officer of Rakuten Mobile, Inc., a subsidiary of Rakuten, Inc. in March 2022. Prior to his appointment, Mr. Amin has served as Group Executive Vice President and Chief Technology Officer of Rakuten, Inc., one of the world’s leading Internet service companies since April 2019, and has served as Chief Technology Officer of Rakuten Mobile, Inc., since June 2018. Prior to joining Rakuten Mobile, Inc., Mr. Amin served as Senior Vice President of Technology Development and Automation for Reliance Jio from April 2013 to June 2018. Prior to that, he served as Vice President of Carrier Solutions for Huawei and as Senior Director of National Planning & Performance at T-Mobile. Mr. Amin currently serves on the board of several private companies. Mr. Amin holds a bachelor’s degree in electrical engineering and physics from Portland State University. We believe Mr. Amin is qualified to serve on our Board of Directors based on his years of experience in the telecommunications industry.

Adriana Cisneros. Ms. Cisneros serves as a member of our Board of Directors. Since September 2013, Ms. Cisneros has served as the Chief Executive Officer of Cisneros, a global enterprise focused on media & entertainment, digital advertising solutions, real estate, and social leadership, and she served as its Vice Chairman and Director of Strategy from September 2005 to August 2013. Since 2018, she has served on the board of directors of Mattel Inc. and also serves on numerous non-profit boards. Ms. Cisneros holds a B.A. in journalism from Columbia University, a M.A. in Journalism from New York University and a degree in leadership development from Harvard University Business School. We believe Ms. Cisneros is qualified to serve on our Board of Directors based on her significant leadership experience in media, real estate, entertainment and digital and consumer products.

Alexander Coleman. Mr. Coleman serves as a member of our Board of Directors. Mr. Coleman is currently the Chairman of New Providence Acquisition Corp. II and a Managing Partner of New Providence Management LLC, largely focused investing in public and private consumer related companies. He previously served as Chairman of New Providence Acquisition Corp.’s ("NPA") board from September 2019 until the closing of the Business Combination in April 2021 (refer to our 2021 Annual Report on Form 10-K for definition of "Business Combination"). Mr. Coleman has a broad range of private equity experience, including but not limited to, as the founder and Managing Partner of Annex Capital Management LLC, a co-Head and Managing Partner of Citicorp Venture Capital, Citi’s New York based leveraged buyout fund and a Managing Investment Partner and co-Head of Dresdner Kleinwort Capital LLC, Dresdner Bank’s North American merchant banking group. These positions required Mr. Coleman to oversee private equity platforms involving control and minority equity investing, mezzanine, distressed senior debt and fund-of-funds. Mr. Coleman was also a Managing Partner of Sea Hunter, a specialized fund focused on the evolving global cannabis market and a predecessor to Tilt Holdings, where he also acted as CEO and board member. Mr. Coleman has served as a director and chairman of the board for numerous private and public companies as well as not-for-profits. Mr. Coleman received an MBA from the University of Cambridge and a BA in Economics from the University of Vermont. We believe Mr. Coleman is qualified to serve on our Board of Directors based on his experience leading companies across many industries.

Luke Ibbetson. Mr. Ibbetson serves as a member of our Board of Directors. Mr. Ibbetson has worked with Vodafone Ventures Limited, a private limited company incorporated under the Laws of England and Wales ("Vodafone") since 1996 and has lead the Vodafone Group Research and Development Organization since 2013, which is responsible for all aspects of future research, including trials of emerging technologies. Mr. Ibbetson serves on the board of several industry groups and initiatives, including the 5G Automotive Alliance, and serves as Chairman of the Next Generation Mobile Networks Alliance Board Strategy committee, Mr. Ibbetson holds a B.Sc. in electronic engineering and a M.Sc. in telecommunications from the University of Leeds. We believe Mr. Ibbetson is qualified to serve on our Board of Directors based on his years of experience and commitment to innovative thinking in the telecommunications industry.

Edward Knapp. Mr. Knapp serves as a member of our Board of Directors. Mr. Knapp currently serves as the corporate Chief Technology Officer for American Tower Corporation. Prior to joining American Tower in 2017, Mr. Knapp served as Senior Vice President of Engineering at Qualcomm, where he was responsible for Qualcomm’s New Jersey Corporate Research Center, from which he managed a global engineering team of researchers and product engineering staff. He currently serves on the board of directors of the Center for Automotive Research. Mr. Knapp holds a B.E. in electrical engineering from Stony Brook University, an M.S. in electrical engineering from Polytechnic University (NYU) in New York, and an M.B.A. from Columbia University. We believe Mr. Knapp is qualified to serve on our Board of Directors based on based on his more than thirty-eight years of communications technology experience and thirty years of experience in the development of the global wireless industry.

Hiroshi Mikitani. Mr. Mikitani serves as a member of our Board of Directors. Mr. Mikitani is the founder, Chairman and Chief Executive Officer of Rakuten, Inc. Founded in 1997, Rakuten Inc. is one of the world’s leading Internet service companies. In 2018, Mr. Mikitani was appointed Chief Executive Officer of Rakuten Medical, Inc., a biotechnology company developing the proprietary Illuminox™ platform as a new standard in precision-targeted anti-cancer treatment technology, and he has also served as Chairman and a director of the company since 2016. Mr. Mikitani has served as a member of the Lyft, Inc. board of directors since March 2015 and currently serves on the boards of directors of a number of privately held companies. In 2011, he was appointed Chairman of the Tokyo Philharmonic Orchestra. He also serves as Representative Director of the Japan Association of New Economy (JANE). Mr. Mikitani holds a commerce degree from Hitotsubashi University and an M.B.A. from Harvard Business School. We believe Mr. Mikitani is qualified to serve on our Board of Directors based on his extensive operating and management experience with major technology companies.

Ronald Rubin. Mr. Rubin serves as a member of our Board of Directors. Mr. Rubin is the Co-Founder and Managing Director of Tower Alliance, LLC, a leading provider of outsourced services to wireless infrastructure owners. Mr. Rubin is also the Co-Founder and Managing Director of Southcom Holdings I, LLC, which oversees and implements wireless infrastructure investment and management strategies in Latin America. Mr. Rubin served as Chief Financial Officer of Global Tower Partners from 2010 to 2013. Mr. Rubin holds a B.S. in Accounting from American University and a M.S. in Taxation from Florida International University and is a Certified Public Accountant. We believe Mr. Rubin is qualified to serve on our Board of Directors based on his years of experience in the telecommunications industry.

Richard Sarnoff. Mr. Sarnoff serves as a member of our Board of Directors. Mr. Sarnoff is Partner at Kohlberg Kravis Roberts & Company and leads its media, entertainment and education investing activities for the US private equity. From 2014 through 2017, Mr. Sarnoff served as Managing Director and Head of the Media and Communications industry group of Kohlberg Kravis Roberts & Company, leading investments in the Media, Telecom, Digital Media and Education sectors in the US. Mr. Sarnoff currently serves on the board of directors of Chegg, Inc. and of several private companies, as well as several not-for-profit organizations. Mr. Sarnoff holds a B.A. in Art and Archeology from Princeton University and an M.B.A. from Harvard Business School. We believe Mr. Sarnoff is qualified to serve on our Board of Directors based on his extensive experience serving in senior leadership roles, and on the boards of directors of media and digital technology companies.

Julio A. Torres. Mr. Torres serves as a member of our Board of Directors. Mr. Torres has served as the managing partner at Multiple Equilibria Capital, a financial advisory firm since March 2013. Mr. Torres has served as the Chief Executive Officer and member of the board of directors of Andina Acquisition Corp. III since January 2019. From August 2015 to March 2018, Mr. Torres served as Chief Executive Officer and a member of the board of directors of Andina Acquisition Corp. II, a blank check company that consummated an initial business combination with Lazy Days’ R.V. Center, Inc. From October 2011 through January 2013, Mr. Torres served as Co-Chief Executive Officer of Andina Acquisition Corp. He also served as a member of the board of Andina 1 from October 2011 until its merger in December 2013 with Tecnoglass Inc. and has continued to serve on the board of Tecnoglass Inc. since such time. Mr. Torres also serves on the board of several international public companies. Mr. Torres graduated from the Universidad de los Andes and received an M.B.A. from the Kellogg Graduate School of Management at Northwestern University and a master in public administration from the J.F. Kennedy School of Government at Harvard University. We believe Mr. Torres is qualified to serve on our Board of Directors based on his extensive operational and company governance experience.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC and Nasdaq. Such executive officers, directors and stockholders also are required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based on a review of the copies of such reports furnished to the Company and written representations from the Company’s directors and executive officers that no other reports were required, the Company believes that its directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them for the year ended December 31, 2021.

Code of Business Conduct and Ethics

We have a code of ethics that applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics is available on our corporate website at https://investors.ast-science.com. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website rather than by filing a Current Report on Form 8-K. The information on any of our websites is deemed not to be incorporated in this report.

Board Committees and Corporate Governance

Audit Committee

Our audit committee is responsible for, among other things:

•
appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;
•
discussing with our independent registered public accounting firm their independence from management;
•
reviewing, with our independent registered public accounting firm, the scope and results of their audit;
•
approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;
•
overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the quarterly and annual financial statements that we file with the SEC;
•
overseeing our financial and accounting controls and compliance with legal and regulatory requirements;
•
reviewing our policies on risk assessment and risk management;
•
reviewing related person transactions; and
•
establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

Our audit committee consists of Messrs. Torres, Coleman and Rubin, with Mr. Torres serving as chair. Our Board of Directors have affirmatively determined that each member of the audit committee qualifies as independent under Nasdaq rules applicable to board members generally and under Nasdaq rules and Exchange Act Rule 10A-3 specific to audit committee members. All members of our audit committee meet the requirements for financial literacy under the applicable Nasdaq rules. In addition, each of Messrs. Rubin and Torres qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our Board of Directors has adopted a written charter for the audit committee, which is available on our corporate website at https://investors.ast-science.com. The information on any of our websites is deemed not to be incorporated in this report.

Compensation Committee

Our compensation committee is responsible for, among other things:

•
reviewing and approving the corporate goals and objectives, evaluating the performance of and reviewing and approving, (either alone or, if directed by our Board of Directors, in conjunction with a majority of the independent members of our Board of Directors) the compensation of our Chief Executive Officer, and the Chief Executive Officer may not be present during voting or deliberations of his compensation;
•
overseeing an evaluation of the performance of and reviewing and setting or making recommendations to our Board of Directors regarding the compensation of our other executive officers;

•
reviewing and approving or making recommendations to our Board of Directors regarding our incentive compensation and equity-based plans, policies and programs;
•
reviewing and approving all employment agreement and severance arrangements for our executive officers;
•
making recommendations to our Board of Directors regarding the compensation of our directors;
•
retaining and overseeing any compensation consultants.

Our compensation committee consists of Ms. Cisneros and Messrs. Coleman and Torres, with Mr. Coleman serving as chair. Our Board of Directors has affirmatively determined that each of Ms. Cisneros and Messrs. Coleman and Torres qualifies as independent under Nasdaq rules and is a "non-employee director" as defined in Rule 16b-3 of the Exchange Act. Our Board of Directors has adopted a written charter for the compensation committee, which is available on our corporate website at https://investors.ast-science.com. The information on any of our websites is deemed not to be incorporated in this report.

None of our executive officers has, during the last year, participated in deliberations of our Board of Directors concerning executive officer compensation. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors.

Nominating and Governance Committee

Our nominating and corporate governance committee is responsible for, among other things:

•
identifying individuals qualified to become members of our Board of Directors, consistent with criteria approved by our Board of Directors;
•
overseeing succession planning for our Chief Executive Officer and other executive officers;
•
periodically reviewing our Board of Directors' leadership structure and recommending any proposed changes to our Board of Directors;
•
overseeing an annual evaluation of the effectiveness of our Board of Directors and its committees; and
•
developing and recommending to our Board of Directors a set of corporate governance guidelines.

Our nominating and corporate governance committee consists of Ms. Cisneros and Messrs. Sarnoff and Torres, with Mr. Sarnoff serving as the chair. Our Board of Directors has affirmatively determined that each of Ms. Cisneros and Mr. Torres qualifies as independent under Nasdaq rules. Our Board of Directors has adopted a written charter for the nominating and corporate governance committee, which is available on our corporate website at https://investors.ast-science.com. The information on any of our websites is deemed not to be incorporated in this report.

Redemption Election Committee

Our redemption election committee is responsible for determining whether, in connection with the redemption of the AST & Science LLC's, a Delaware limited liability corporation ("AST LLC"), Common Units by a holder thereof, we, in our capacity as managing member of AST LLC, should elect to redeem such Common Units for cash or shares of Class A Common Stock. Our redemption election committee must be comprised solely of directors who were not nominated under the Stockholders’ Agreement or other contractual right by, and are not otherwise affiliated with, any holder of Class B Common Stock or Class C Common Stock, and currently consists of Mr. Coleman. Under the Stockholders’ Agreement, the Stockholder Parties have agreed that, until such date as the Stockholder Parties collectively control less than 50% of the total voting power of the Company, (i) the Stockholder Parties will take all necessary action to cause the Company and our Board of Directors to maintain the Redemption Election Committee of our Board of Directors and its delegated powers and (ii) the provisions of the Stockholders’ Agreement relating to the Redemption Election Committee cannot be amended without the express approval of the Redemption Election Committee. Our Board of Directors has adopted a written charter for the redemption election committee, which is available on our corporate website at https://investors.ast-science.com. The information on any of our websites is deemed not to be incorporated in this report.

Item 11. Executive Compensation

Our executive compensation program is designed to attract, motivate and retain high quality leadership and incentivize our executive officers to achieve performance goals over the short- and long-term, which also aligns the interests of our executive officers with those of our stockholders.

Our named executive officers (or “NEOs”) for 2021, who consist of each person that served as our principal executive officer during 2021 and our two other most highly compensated executive officers, were:

•
Abel Avellan, Chairman of the Board and Chief Executive Officer
•
Thomas Severson, Chief Financial Officer and Chief Operating Officer; and
•
Brian Heller, Executive Vice President, General Counsel and Secretary

Summary Compensation Table

The following table summarizes the compensation of our NEOs for the years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Equity Awards ($)(1)	All Other Compensation ($)	Total ($)
Abel Avellan(2)	2021	8,995	-	-	-	8,995
Chairman of the Board and Chief Executive Officer	2020	35,838	-	-	-	35,838
						-
Thomas Severson	2021	243,879	350,000	-	-	593,879
Chief Financial Officer and Chief Operating Officer	2020	220,313(3)	-	-	-	220,313
						-
Brian Heller(4)	2021	216,542	-	2,050,000	-	2,266,542
Executive Vice President, General Counsel and Secretary	2020	-	-		-	-

(1)
Amounts represent the aggregate grant date fair value computed in accordance with FASB ASC 718 for equity awards granted. We provide information regarding the assumptions used to calculate the value of all equity awards made to executive officers in Note 14 to our Consolidated Financial Statements included in our 2021 Annual Report on Form 10-K. On August 11, 2021, Mr. Heller received an award of 350,000 restricted stock units (“RSUs”), 205,000 of which are subject to time-based vesting and 145,000 of which are subject to performance-based vesting. The grant date fair value of the 145,000 performance-based RSUs have been reported at $0 based on the probable outcome of achieving the performance conditions at the time of grant. The grant date fair value of the performance-based RSUs assuming achievement of the performance conditions was $1,450,000.
(2)
Mr. Avellan has historically asked not to be paid any base salary in excess of applicable minimum wage requirements under federal law and, as such, has received substantially below-market base salary. Effective as of the completion of the Business Combination, Mr. Avellan is not receiving any base salary from the Company.
(3)
Effective as of the completion of the Business Combination, Mr. Severson's annual base salary was increased from $225,000 to $250,000, to better align Mr. Severson’s base salary to that of other similarly-situated executives in our market.
(4)
Mr. Heller joined the Company in February 2021.

Narrative Disclosure to the Summary Compensation Table

This section discusses the material components of the executive compensation program for the year ended December 31, 2021 as applicable to the Company's NEOs and reflected in the Summary Compensation Table above.

Salaries. Other than Mr. Avellan, our NEOs receive their respective base salaries to compensate them for services rendered to the Company. The base salary payable to each NEO is intended to provide a fixed component of compensation, and reflects the executive's skill set, experience, role and responsibilities. As noted in the Summary Compensation Table, Mr. Avellan, our Chairman of the Board and Chief Executive Officer, historically asked not to be paid any base salary in excess of applicable minimum wage requirements under federal law and received substantially below-market base salary, and effective as of the completion of the Business Combination, Mr. Avellan has not been receiving any base salary.

Long-Term Equity Incentive Compensation. The goal of our long-term, equity based incentive awards is to align the interests of the Company's executives with the interests of stockholders. Because vesting is based on continued service, equity-based incentives also foster the retention of our executives during the award vesting period.

Equity Compensation Plans

AST LLC 2019 Equity Incentive Plan. Prior to the Business Combination, equity-based incentive awards in the form of options were issued under the AST LLC 2019 Equity Incentive Plan (“AST LLC Incentive Plan”) as incentives to its employees, non-employees, and non-employee members of its Board of Directors. Following the Business Combination, no further grants will be made under the AST LLC Incentive Plan. However, the AST LLC Incentive Plan will continue to govern the terms and conditions of the outstanding awards granted under it.

SpaceMobile 2020 Incentive Award Plan. In connection with the Business Combination, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”). Awards may be made under the 2020 Plan covering an aggregate number of Class A Common Stock shares equal to 10,800,000. Any shares distributed pursuant to an award may consist, in whole or in part, of authorized and unissued common stock, treasury common stock or common stock purchased on the open market. The 2020 Plan provides for the grant of stock options, restricted stock, dividend equivalents, restricted stock units, incentive unit awards, stock appreciation rights, and other stock or cash-based awards. Each incentive unit issued pursuant to an award, if any, shall count as one share for purposes of calculating the aggregate number of shares available for issuance under the 2020 Plan.

Two types of equity awards have been granted under the 2020 Plan: (1) service-based options and (2) service-based and performance-based restricted stock units. Service-based options typically vest over a four year service period with 25% of the award vesting on the first anniversary of the employee’s commencement date, and the balance thereafter in 36 equal monthly installments. Service-based restricted stock units typically vest over a four year service period with 25% of the award vesting on each anniversary of the employee’s vesting commencement date. Performance-based restricted stock units typically vest when the specified performance conditions are met. Options typically expire no later than 10 years from the date of grant.

During 2021, our NEOs received the following long-term incentive awards under our 2020 Plan:

In August 2021, the Company's Board of Directors approved an award of 350,000 RSUs to Mr. Heller, with 205,000 of the RSUs subject to service-based vesting and 145,000 RSUs subject to performance-based vesting. The service-based RSUs vest over a four year service period with 25% of the awards vesting on each anniversary of Mr. Heller's vesting commencement date. The performance-based RSUs will vest upon satisfaction of certain specified performance conditions.

See Note 14 to the Company's Consolidated Financial Statements included in its 2021 Annual Report on Form 10-K for additional information regarding the Company's equity compensation plans.

Other Elements of Compensation

401(k) Plan. The Company currently maintains a 401(k) retirement savings plan for its employees, including our NEOs, who satisfy certain eligibility requirements. Our NEOs are eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Plan allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Currently, we do not match contributions made by participants in the 401(k) plan. The Company believes that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of its executive compensation package and further incentivizes our employees, including NEOs, in accordance with its compensation policies.

Health/Welfare Plans. All of the Company's full-time employees, including NEOs, are eligible to participate in our health and welfare plans, including medical, dental and vision benefits, medical and dependent flexible spending account, short-term and long-term disability insurance, and life insurance.

Named Executive Officer Offer Letters and Employment Agreement

Abel Avellan

On July 18, 2018, our subsidiary, AST & Science, LLC, entered into an offer letter with Mr. Avellan, our Chairman and Chief Executive Officer. Pursuant to the offer letter, Mr. Avellan received an annual base salary of $23,660 and is eligible to participate in the Company's customary health, welfare and fringe benefit plans. In addition, on December 15, 2017, Mr. Avellan entered into AST & Science, LLC's form Nondisclosure, Confidentiality, Assignment and Noncompetition Agreement containing certain restrictive covenants, including non-compete and non-solicitation restrictions for a period of one year following a termination or cessation of employment for any reason.

Thomas Severson

On March 30, 2018, our subsidiary, AST & Science, LLC, entered into an offer letter with Mr. Severson, our Chief Financial Officer and Chief Operating Officer. Under the offer letter, Mr. Severson receives an annual base salary of $120,000, which was increased to $225,000, effective as of January 7, 2020, based on Mr. Severson’s increased responsibilities and his overall performance, and which was further increased to $250,000, effective upon the completion of the Business Combination, to better align Mr. Severson’s base salary to that of other similarly situated executives in the Company's market. Mr. Severson is also eligible to participate in AST's customary health, welfare and fringe benefit plans. Also, on December 15, 2017, Mr. Severson entered into AST & Science, LLC's form Nondisclosure, Confidentiality, Assignment and Noncompetition Agreement containing certain restrictive covenants, including non-compete and non-solicitation restrictions for a period of one year following a termination or cessation of employment for any reason.

Brian Heller

On February 4, 2021, the Company entered into an employment agreement with Mr. Heller, our Executive Vice President, General Counsel and Secretary. Under the employment agreement, Mr. Heller receives an annual base salary of $250,000 and is eligible to participate in the Company's customary health, welfare and fringe benefit plans. In the event of termination, Mr. Heller is entitled to a severance payment equal to 50% of his base salary, an annual bonus earned through the date of termination for the applicable calendar year based on the achievement of individual and/or Company performance goals as determined by the Board in its sole discretion, and acceleration of any unvested portion of the time-based vesting RSUs equal to (A) (x) the number of days during the period commencing on the last vesting date prior to the date of termination and ending on the six-month anniversary of the date of termination, (y) divided by 365, and multiplied by (B) 51,250. Also, on February 4, 2021, Mr. Heller entered into the Company's form Nondisclosure, Confidentiality, Assignment and Noncompetition Agreement containing certain restrictive covenants, including non-compete and non-solicitation restrictions for a period of one year following a termination or cessation of employment for any reason.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table sets forth certain information regarding equity-based awards of the Company held by the Named Executive Officers as of December 31, 2021.

	Options				Stock Awards
Name	Number of Securities Underlying Unexcercised Options (#) Exercisable	Number of Securities Underlying Unexcercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Abel Avellan	-	-	-	-	-	-	-	-
Thomas Severson(1)	1,305,134	261,027	0.06	4/17/2029	-	-	-	-
Brian Heller(2)	-	-	-	-	205,000	1,627,700	145,000	1,151,300

(1)
In connection with the Business Combination the existing AST LLC options of 108,000 subject to the award granted to Mr. Severson were converted into options to purchase 1,566,161 AST LLC incentive equity units at an exercise price of approximately $0.06 per unit. Each AST incentive equity unit received by Mr. Severson will be redeemable for one share of Class A Common Stock on the later of the (i) 24-month anniversary of the completion of the Business Combination and (ii) six-month anniversary of the vesting date. The stock award vests over five years, with 1/5th of the total number of options subject to the stock award vesting on the one-year anniversary of Mr. Severson’s start date of October 1, 2017 and the remaining options subject to the stock award vesting in equal monthly installments over the ensuing 48 months, subject to Mr. Severson’s continued service on the applicable vesting date. The stock award will vest in full immediately prior to the completion of a change in control (as defined in the award agreement), subject to Mr. Severson’s continued service until such event.
(2)
Mr. Heller's stock award is comprised of 205,000 RSUs that vest over a four year service period with 25% of the awards vesting on each anniversary of the vesting commencement date and 145,000 RSUs that vest upon satisfaction of certain specified performance conditions.

Compensation of Directors

The following table sets forth information for the fiscal year ended December 31, 2021 regarding the compensation awarded to, earned by or paid to our non-employee directors.

Name(1)	Fees Earned or Paid in Cash ($)	Equity Awards ($)(2)	Total ($)
Tareq Amin	-	-	-
Adriana Cisneros	-	-	-
Alexander Coleman(3)	55,208	110,967	166,175
Luke Ibbetson	-	-	-
Edward Knapp(3)	-	-	-
Hiroshi Mikitani	-	-	-
Ronald Rubin(3)	44,167	110,967	155,134
Richard Sarnoff(3)	44,167	110,967	155,134
Julio A. Torres(3)	60,729	110,967	171,696
(1)
Mr. Avellan, Chairman of the Company's board of directors and Chief Executive Officer and Mr. Severson, the Company's Chief Financial Officer and Chief Operating Officer, are not included in this table, as each was an employee of the Company in 2021 and did not receive compensation for services as a director. All compensation paid to Messrs. Avellan and Severson for their services provided to the Company in 2021 is reflected in the Summary Compensation Table above.
(2)
On August 24, 2021, the listed non-employee directors were granted 11,755 RSUs. Amounts represent the aggregate grant date fair value of RSUs computed in accordance with FASB ASC 718. We provide information regarding the assumptions used to calculate the value of equity awards in Note 14 to our Consolidated Financial Statements included in our 2021 Annual Report on Form 10-K.
(3)
Following the Business Combination, Messrs. Coleman, Knapp, Rubin, Sarnoff and Torres were appointed to the Company's board.

Director Compensation Program

In connection with the completion of the Business Combination, we approved and implemented a compensation program that consists of annual cash retainer fees and long-term equity awards for the non-employee directors of our Board of Directors who are not affiliated with Invesat LLC, Vodafone, ATC TRS II LLC, a Delaware limited liability company ("American Tower") and Rakuten Mobile Singapore PTE, LTD, a Singapore private limited company ("Rakuten") , or any of their affiliates (the “Director Compensation Program”). Messrs. Coleman, Rubin, Sarnoff and Torres are eligible to participate in the Director Compensation Program. The material terms of the Director Compensation Program are summarized below.

Cash Compensation

•
Annual Retainer: $50,000
•
Annual Committee Chair Retainer:
o
Audit: $20,000
o
Compensation: $15,000
o
Nominating and Corporate Governance: $10,000
•
Annual Committee Member (Non-Chair Retainer):
o
Audit: $10,000
o
Compensation: $7,500
o
Nominating and Corporate Governance: $5,000

Annual cash retainers are paid in quarterly installments in arrears and are pro-rated for any partial calendar quarter of service.

Equity Compensation

•
Initial Grant: Each eligible director who was initially elected or appointed to serve on our Board of Directors after the completion of the Business Combination was automatically granted 11,755 RSUs with grant fair value of $110,967 on August 24, 2021. The initial grant will vest in full on the earlier to occur of (i) the one-year anniversary of the grant date and (ii) the date of the annual meeting of the stockholders following the grant date, subject to the director’s continued service through the vesting date; provided, however, that the earliest vesting date will be the 2022 annual meeting of stockholders.

•
Annual Grant: Further, an eligible director who is serving on the Company's Board as of the date of the annual meeting of the stockholders each calendar year beginning with calendar year 2022 will be automatically granted, on such annual meeting date, a restricted stock unit award with a value of approximately $150,000, which will vest in full on the earlier to occur of (i) the one-year anniversary of the applicable grant date and (ii) the date of the next annual meeting following the grant date, subject to the director’s continued service through the applicable vesting date.

In addition, each such award will vest in full upon a change in control of the Company (as defined in the 2020 Plan).

Compensation under the Director Compensation Program is subject to the annual limits on non-employee director compensation set forth in the 2020 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Prior to the Business Combination, equity-based awards were granted under the AST LLC 2019 Equity Incentive Plan ("AST LLC Incentive Plan"). The plan was approved in 2019 by the members of AST LLC. Following the completion of the Business Combination, no new awards were granted under the AST LLC Incentive Plan. Awards outstanding under the AST LLC Incentive Plan are in the form of stock options to purchase equity incentive units in AST LLC, which are convertible into the Company's Class A Common Stock (or the cash equivalent thereof) as determined by the Company.

The SpaceMobile 2020 Incentive Award Plan allows for the issuance of up to 10,800,000 shares of the Company's Class A Common Stock pursuant to equity-based awards which may be granted under the plan. The plan was approved by the Company's stockholders on April 1, 2021.

The following table lists awards previously granted and outstanding, and securities authorized for issuance, under the plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Outstanding Options, Warrants, or Rights)
Equity compensation plans approved by stockholders
SpaceMobile 2020 Incentive Award Plan(1)	3,575,146	$10.35	7,224,854
AST LLC 2019 Equity Incentive Plan	12,359,322	$0.83	453,637(2)
Equity compensation plans not approved by stockholders	-	-	-

(1)
Include 1,889,115 stock options and 1,686,031 restricted stock awards. Only the stock options have an associated exercise price.
(2)
Following the completion of the Business Combination, no new awards were granted under the AST LLC Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following sets forth information regarding the beneficial ownership of our voting shares by:

•
each person who is known to be the beneficial owner of more than 5% of our voting shares;
•
each of our executive officers and directors; and
•
all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days, provided that any person who acquires any such right with the purpose or effect of changing or influencing the control of the issuer, or in connection with or as a participant in any transaction having such purpose or effect, immediately upon such acquisition shall be deemed to be the beneficial owner of the securities which may be acquired through the exercise of such right. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities.

Our authorized Common Stock consists of Class A Common Stock, Class B Common Stock and Class C Common Stock. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval. Until the Sunset Date, holders of Class C Common Stock are entitled to the lesser of (i) 10 votes per share and (ii) the Class C Share Voting Amount on all matters submitted to stockholders for their vote or approval. From and after the Sunset Date, holders of Class C Common Stock will be entitled to one vote per share.

Beneficial ownership of shares of our Common Stock is based on 51,782,254 shares of Class A Common Stock, 51,636,922 shares of Class B Common Stock and 78,163,078 shares of Class C Common Stock issued and outstanding as of March 31, 2021.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of voting shares beneficially owned by them. To our knowledge, none of our shares of Common Stock beneficially owned by any executive officer or director have been pledged as security.

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Combined Voting
Name and Address of Beneficial Owner (1)	Number	%	Number	%	Number	%	Power (%)(2)
Five percent Holders:
Rakuten Mobile, Inc.(3)	2,500,000	4.8%	28,520,155	55.2%	-	-	3.5%
Invesat LLC (4)	200,000	*	9,932,541	19.2%	-	-	1.1%
Vodafone Ventures Limited (5)	1,000,000	1.9%	9,044,454	17.5%	-	-	1.1%
ATC TRS II LLC (6)	2,500,000	4.8%	2,170,657	4.2%	-	-	*
Gary Smith(7)(8)	3,753,875	6.5%	-	-	-	-	*
Directors and Executive Officers:					-	-
Abel Avellan	-	-	-	-	78,163,078	100%	88.3%
Thomas Severson	-	-	1,595,165	3.1%	-	-	*
Brian Heller	51,250	*	-	-	-	-	*
Tareq Amin	-	-	-	-	-	-	-
Adriana Cisneros(4)	200,000	*	9,932,541	19.2%	-	-	1.1%
Alexander Coleman(8)	3,753,875	6.5%	-	-	-	-	*
Luke Ibbetson	-	-	-	-	-	-	-
Edward Knapp	-	-	-	-	-	-	-
Hiroshi Mikitani	2,500,000	4.8%	28,520,155	55.2%	-	-	3.5%
Ronald Rubin	-	-	-	-	-	-	-
Richard Sarnoff	-	-	-	-	-	-	-
Julio A. Torres	-	-	-	-	-	-	-
All directors and executive officers, as a group (13 individuals)	6,505,125	12.6%	40,047,861	77.6%	78,163,078	100%	93.6%

* Less than 1%

(1)
Unless otherwise noted, the business address of each of those listed in the table above is c/o AST SpaceMobile, Inc., Midland International Air & Space Port, 2901 Enterprise Lane, Midland, Texas 79706.
(2)
Percentage of combined voting power represents voting power with respect to all shares of Class A common stock, Class B Common Stock and Class C common stock, voting together as a single class. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval. Until the Sunset Date, holders of Class C Common Stock are entitled to the lesser of (i) 10 votes per share and (ii) (x) (A) 88.31% minus (B) the total voting power of the outstanding stock of the Company (other than Class C Common Stock) owned or controlled by Avellan and his permitted transferees, divided by (y) the number of shares of Class C Common Stock then outstanding on all matters submitted to stockholders for their vote or approval. From and after the Sunset Date, holders of Class C Common Stock will be entitled to one vote per share.
(3)
Includes 2,500,000 shares of Class A Common Stock held by Rakuten Mobile, Inc. (“Rakuten Mobile”) and 28,520,155 shares of Class B Common Stock held by Rakuten USA. The business address of each of Mr. Mikitani Rakuten Mobile and Rakuten USA is 1-14-1 Tamagawa, Setagaya-ku, Tokyo 158-0094 Japan. Mr. Mikitani is the founder, Chairman and Chief Executive Officer of Rakuten Mobile, which is the parent company of Rakuten USA, and as such has voting and investment discretion with respect to the shares of Common Stock held of record by Rakuten Mobile and Rakuten USA and may be deemed to have shared beneficial ownership of the shares of Common Stock held directly by Rakuten Mobile and Rakuten USA.
(4)
The business address of each of Ms. Cisneros and Invesat LLC (“Invesat”) is c/o Cisneros Group of Companies, 700 NW 1st Avenue, Suite 1700, Miami, Florida 33136. Ms. Cisneros is the president of Invesat and as such has voting and investment discretion with respect to the shares of Common Stock held of record by Invesat and may be deemed to have beneficial ownership of the Common Stock held directly by Invesat.
(5)
The business address of Vodafone Ventures Limited is c/o Vodafone House, The Connection, Newbury, Berkshire, RG14 2FN, United Kingdom.
(6)
The business address of ATC TRS II LLC is 116 Huntington Avenue, 11th floor, Boston, MA 02116.
(7)
The business address of Mr. Smith is 232 Angler Avenue, Palm Beach, Florida 33480.
(8)
Includes 1,813,312 shares of Class A common stock and additional 1,940,563 shares of Class A Common Stock underlying the private placement warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CEO Equity Ownership

Mr. Avellan, Chief Executive Officer of the Company, and his permitted transferees hold all of the Class C Common Stock, which prior to the Sunset Date described in the Stockholders' Agreement, will entitle such holders to cast the lesser of 10 votes per share and the Class C Share Voting Amount, the latter of which is a number of votes per share equal to (1) (x) an amount of votes equal to 88.3% of the total voting power of our outstanding voting stock, minus (y) the total voting power of our outstanding capital stock owned or controlled by Mr. Avellan and his permitted transferees, divided by (2) the number of shares of our Class C Common Stock then outstanding. As a result, Mr. Avellan and his permitted transferees holdings, control approximately 88.3% of the combined voting power of our Common Stock, and may control a majority of our voting power so long as the Class C Common Stock represents at least 9.1% of our total Common Stock.

Founder Bridge Loan

On July 11, 2019, we entered into a promissory note agreement with Mr. Avellan, the founder and Chief Executive Officer of the Company (the “Founder Note”). Under the terms of the original and amended agreement dated September 10, 2019, the principal amount borrowed by the Company was $1.75 million bearing interest at 2.37% per annum. The interest expense related to the Founder Note was less than $0.1 million for the year ended December 31, 2020. The Company repaid all amounts outstanding relating to the Founder Note on March 3, 2020.

CFO Note

On December 15, 2017, we issued 110,000 Existing AST LLC Common Units to our Chief Financial and Operating Officer, Thomas Severson, in exchange for a $100,000 promissory note in favor of the Company (the “CFO Note”). The CFO Note accrued interest monthly at a rate of 2.0% and was payable on the earlier of (1) December 15, 2027 and (2) the occurrence of any of the following with respect to the Company: (i) a sale, (ii) merger, (iii) other transaction where the Company is not the majority, by voting power, of the surviving or resulting company, or (iv) the sale, lease, transfer, exclusive license or other disposition by the Company of all or substantially all of its assets. These 110,000 AST LLC Common Units were converted to Class B shares on the date of Business Combination. Mr. Severson repaid all principal and interest amounts under the CFO Note in December 2020.

InMotion Holdings LLC

We own 51% of and control NanoAvionika UAB, a private limited liability company organized and existing under the law of the Republic of Lithuania (“Nano Lithuania”). Pursuant to that certain Investment Agreement dated November 7, 2017 (the “Investment Agreement”) by and among Nano Lithuania, InMotion Holdings, LLC, a Delaware limited liability company wholly-owned by the Company’s Chief Executive Officer and Chairman of the Board, Mr. Avellan (“InMotion”), and the other parties to the Investment Agreement, InMotion owns one share of Nano Lithuania. Pursuant to the terms of a Service Agreement between Nano Lithuania and InMotion dated March 1, 2018 (the “Services Agreement”), InMotion is to provide consulting services including but not limited to marketing, sale support and general management support to Nano Lithuania. In connection with the Service Agreement, InMotion is entitled to receive an option to acquire 2,919 newly issued shares of Nano Lithuania at EUR 305.64 per share (the “Option”) and a management fee totaling $15,000 per month; however, during the term of the Service Agreement, no management fees have been billed to, or collected from, Nano Lithuania, and InMotion intends to enter into an amendment to the Service Agreement to provide that its sole compensation under the Service Agreement will be the Option. In addition, we own 51% of and control NanoAvionics US LLC, a Delaware limited liability company (“Nano US”). Pursuant to that certain Limited Liability Company Operating Agreement dated February 21, 2020 (the “Operating Agreement”) by and among Nano US, InMotion, and the other parties to the Operating Agreement, InMotion owns one share of Nano US and an option to acquire 2,919 newly issued shares of Nano US at an equivalent price per share as the option in Nano Lithuania, representing collectively with such one share, a 13% interest on a fully-diluted basis.

Support Services Agreement

On January 20, 2020, we entered into the Support Services Agreement with Finser Corporation (“Finser”), which is part of the Cisneros Group of Companies, of which Ms. Cisneros, a member of the Board of Directors, is the Chief Executive Officer, whereby Finser will provide the Company consulting and administrative support services. We incurred less than $0.3 million and $0.2 million in consulting services for the years ended December 31, 2021 and 2020, respectively, which were included within the general and administrative expenses on the Consolidated Statements of Operations contained in our 2021 Annual Report on Form 10-K. We intend to terminate the agreement by June 30, 2022 and payment under the agreement is not expected to exceed $120,000 for the year ended December 31, 2022.

Vodafone

We and Vodafone have agreed to enter into one or more definitive agreements for a commercial partnership that is anticipated to use the SpaceMobile Service (the “Vodafone Commercial Agreements”). In connection with the commercial agreement, we have agreed not to enter into any agreement, term sheet, or letter of intent that grants another party the rights related to the provision of mobile services in the Vodafone markets or Vodafone partner markets prior to the execution of the Vodafone Commercial Agreements.

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

Also, we entered into a side letter with Vodafone dated December 15, 2020, under which we have agreed (i) not to enter into any material corporate strategic relationship or material commercial agreement with a party other than Vodafone and its affiliates that would be reasonably expected to materially frustrate our ability to satisfy obligations under the Vodafone Commercial Agreements with certain exceptions, (ii) to allocate sufficient funds in the capital budget to facilitate compliance with obligations under the Vodafone Commercial Agreements; and (iii) not to alter our business plan in a manner that is materially detrimental to our ability to satisfy obligations under the Vodafone Commercial Agreements.

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

On March 22, 2022, we and American Tower entered into a non-binding term sheet reflecting the terms and conditions for the deployment of our gateway satellite technology equipment on property owned and operated by American Tower. Under the agreement, American Tower will provide us leased space and managed services at its current and future tower sites and data centers under a global master lease agreement to be entered into by the parties.

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

Additionally, we will work with American Tower to evaluate and plan gateway facility and radio access network data center deployments with preferred vendor status to offer carrier-neutral hosting facilities in certain equatorial markets. American Tower will serve as the preferred vendor for carrier neutral hosting facilities. We will pay American Tower a monthly connection fee for use of a carrier neutral hosting facility, which we expect will be charged back to each applicable MNO. If we and American Tower agree to construct a new carrier neutral hosting facility or improve an existing one and American Tower elects to fund all such capital expenditures, American Tower will provide us with a fair-market, long-term lease to such facility. No payments have been made to date between us and American Tower under the Amended and Restated Letter Agreement. American Tower has the right to designate one individual to the Board of Directors. Currently, American Tower's designee is Ed Knapp, Chief Technology Officer, American Tower.

Rakuten

On February 4, 2020, we entered into a commercial agreement with Rakuten, for the development of exclusive network capabilities in Japan compatible with the mobile network of Rakuten and its affiliates, which agreement was amended and restated as of December 15, 2020 (the “Rakuten Agreement”). Under the terms of the Rakuten Agreement, we agree to make investments in building network capabilities in Japan that are compatible with the mobile network of Rakuten and its affiliates. Furthermore, we will collaborate with Rakuten to ensure network capability with Rakuten’s licensed frequencies, including full coverage in Japan with 3GPP Band 3 frequencies with MIMO capability. Upon the launch of such coverage, Rakuten will receive unlimited, exclusive rights and usage capacity in Japan in exchange for a $0.5 million annual maintenance fee payable to us or our successors. Furthermore, we will make $5.0 million (or such lesser amount as mutually agreed upon the parties) in capital investments towards the design, construction, acquisition and implementation of ground communication assets. We and Rakuten will receive unlimited rights and usage of the ground assets for their respective operations, including, but not limited to, satellite and other telecommunication communications. The Rakuten Agreement includes a commercial roadmap for our satellite launches with key performance indicators (“KPIs”) that we must meet. If the applicable KPIs are not met for the last two phases of the satellite launch program in accordance with such commercial roadmap or if we become subject to any bankruptcy proceeding or becomes insolvent, we shall pay to Rakuten a penalty amount of $10.0 million.

The term of the Rakuten Agreement shall remain in effect until we or our successor fulfills obligations under the Rakuten Agreement. No payments have been made to date between us and Rakuten under the Rakuten Agreement. Rakuten has the right to designate two individuals to our Board of Directors. Currently, Rakuten's designees are Mickey Mikitani, Founder, Chairman and Chief Executive Officer, Rakuten, Inc., and Tareq Amin, Chief Executive Officer, Rakuten Mobile.

Director Independence

We are required to comply with the applicable rules of Nasdaq in determining whether a director is independent. Prior to the filing of this report, our Board of Directors undertook a review of the independence of the individuals named above and have determined that each of Adriana Cisneros, Alexander Coleman, Ronald Rubin and Julio A. Torres qualifies as “independent” as defined under the applicable Nasdaq rules and that Messrs. Coleman, Rubin and Torres qualify as independent under Exchange Act Rule 10A-3 specific to audit committee members.

Item 14. Principal Accounting Fees and Services

KPMG LLP ("KPMG") served as the independent registered public accounting firm for the Company beginning July 2021. BDO USA LLP ("BDO") served as the independent registered public accounting firm for the predecessor entity, AST LLC, for the year ended December 31, 2020. Marcum LLP ("Marcum") served as the independent registered public accounting firm for the Company during the year 2021 until the appointment of KPMG as the independent registered public accounting firm in July 2021. The following table represents fees for professional services rendered by KPMG, Marcum and BDO for the years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees	$543,703	$237,484
Audit-Related Fees	-	393,253
Tax Fees	1,018,978	157,297
All Other Fees	-	-
Total Fees	$1,562,681	$788,034

Audit fees include fees associated with the annual audit of our consolidated financial statements for the years ended December 31, 2021 and 2020, review of quarterly financial statements and statutory audit of certain foreign subsidiaries. Audit fees for the year ended December 31, 2021, include $0.4 million of audit services provided by KPMG, and $0.1 million of audit services provided by Marcum. All audit fees for the year ended December 31, 2020 were associated with audit services provided by BDO.

Audit-related fees for the year ended December 31, 2020 were paid to BDO for services associated with NPA's proxy statement related to the proposed Business Combination. Audit-related fees for the year ended December 31, 2021 do not include $0.5 million in additional fees associated with services for NPA's proxy statement related to the proposed Business Combination, the resale Registration Statements on Form S-1 filed by the Company in May and June 2021 and predecessor workpaper access provided by BDO during 2021. These 2021 fees were incurred while BDO no longer served as AST LLC's independent registered public accounting firm.

Tax fees include fees associated with tax compliance services, including the preparation, review, and filing of certain tax returns, as well as tax consulting services. Tax fees for the year ended December 31, 2021 include $0.8 million for services provided by KPMG prior to being appointed as the independent registered public accounting firm for the Company. These include $0.6 million of non-recurring tax consulting services associated with the establishment of the umbrella partnership corporation ("UP-C") structure and $0.2 million for tax compliance services. The remaining $0.2 million include $0.1 million for tax consulting services and $0.1 million for tax compliance services provided after KPMG was appointed as the independent registered public accounting firm for the Company. All tax fees for the year ended December 31, 2020 were associated with tax consulting services provided by BDO.

Under its charter, the Company’s Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the Company’s independent registered public accounting firm and shall not engage the independent registered public accounting firm to perform any non-audit services prohibited by law or regulation. Each year, the independent registered public accounting firm’s retention to audit the Company’s financial statements, including the associated fee, is approved by the Audit Committee. Consistent with the policies and procedures of our written charter, all audit and tax services set forth above for 2021 were pre-approved by our Audit Committee, which concluded that the provision of such services by KPMG were compatible with the maintenance of the firm's independence. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting.

Item 15. Exhibits, Financial Statement Schedules

1.
The exhibits listed in the following Index to Exhibits are filed or incorporated by reference a part of this report.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (formatted as Inline XBRL)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 22, 2022	AST SPACEMOBILE, INC.

	By:	/s/ Thomas Severson
Chief Financial Officer and Chief Operating Officer Principal Financial Officer