Form 10-Q
period 2022-03-31
AST SpaceMobile, Inc.
filed 2022-05-16
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022 there were 51,862,973 shares of Class A common stock, $0.0001 per value, 51,636,922 shares of Class B common stock, $0.0001 par value, and 78,163,078 shares of Class C common stock, $0.0001 par value, issued and outstanding.

AST SPACEMOBILE, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AST SPACEMOBILE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except share data)

	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$253,731	$321,787
Restricted cash	1,379	2,750
Accounts receivable	2,593	2,173
Inventories	1,827	1,412
Prepaid expenses	3,537	3,214
Other current assets	9,862	4,467
Total current assets	272,929	335,803

Property and equipment:
BlueWalker 3 satellite - construction in progress	82,693	67,615
Property and equipment, net	32,157	28,327
Total property and equipment, net	114,850	95,942

Other non-current assets:
Operating lease right-of-use assets, net	7,990	7,991
Intangible assets, net	205	242
Goodwill	3,546	3,641
Other non-current assets	15,066	317
Total other non-current assets	26,807	12,191

TOTAL ASSETS	$414,586	$443,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,917	$6,638
Accrued expenses and other current liabilities	7,295	7,469
Deferred revenue	7,800	6,636
Current operating lease liabilities	900	634
Total current liabilities	22,912	21,377

Warrant liabilities	63,544	58,062
Non-current operating lease liabilities	7,312	7,525
Long-term debt	4,940	5,000
Total liabilities	98,708	91,964

Commitments and contingencies (Note 6)

Stockholders' Equity:
Class A Common Stock, $.0001 par value; 800,000,000 shares authorized; 51,782,254 and 51,730,904 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	5	5
Class B Common Stock, $.0001 par value; 200,000,000 shares authorized; 51,636,922 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	5	5
Class C Common Stock, $.0001 par value; 125,000,000 shares authorized; 78,163,078 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	8	8
Additional paid-in capital	172,708	171,155
Accumulated other comprehensive loss	(505)	(433)
Accumulated deficit	(81,182)	(70,461)
Noncontrolling interest	224,839	251,693
Total stockholders' equity	315,878	351,972

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$414,586	$443,936

See accompanying notes to the condensed consolidated financial statements

AST SPACEMOBILE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021

Revenues	$2,394	$951

Cost of sales (exclusive of items shown separately below)	1,986	896

Gross profit	408	55

Operating expenses:
Engineering services	11,740	5,659
General and administrative costs	11,619	5,537
Research and development costs	8,281	304
Depreciation and amortization	1,100	614
Total operating expenses	32,740	12,114

Other income (expense):
Loss on remeasurement of warrant liabilities	(5,482)	-
Other income (expense), net	15	(28)
Total other expense, net	(5,467)	(28)

Loss before income tax expense	(37,799)	(12,087)
Income tax expense	104	1
Net loss before allocation to noncontrolling interest	(37,903)	(12,088)

Net loss attributable to noncontrolling interest	(27,182)	(508)
Net loss attributable to common stockholders	$(10,721)	$(11,580)
Net loss per share of common stock attributable to common stockholders (1)
Basic and diluted	$(0.21)	N/A
Weighted average shares used in computing net loss per share of common stock (1)
Basic and diluted	51,760,520	N/A

(1) Earnings per share information has not been presented for periods prior to the Business Combination, as it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Refer to Note 13 for further information.

See accompanying notes to the condensed consolidated financial statements

AST SPACEMOBILE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2022	2021

Net loss before allocation to noncontrolling interest	$(37,903)	$(12,088)
Other comprehensive loss
Foreign currency translation adjustments	(432)	(263)
Total other comprehensive loss	(432)	(263)
Total comprehensive loss before allocation to noncontrolling interest	(38,335)	(12,351)
Comprehensive loss attributable to noncontrolling interest	(27,542)	(574)
Comprehensive loss attributable to common stockholders	$(10,793)	$(11,777)

See accompanying notes to the condensed consolidated financial statements

AST SPACEMOBILE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(dollars in thousands, except share data)
Three Months Ended March 31, 2022
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance, December 31, 2021	51,730,904	$5	51,636,922	$5	78,163,078	$8	$171,155	$(433)	$(70,461)	$251,693	$351,972
Stock-based compensation	-	-	-	-	-	-	1,606	-	-	604	2,210
Issuance of equity under employee stock plan	-	-	-	-	-	-	(228)	-	-	258	30
Vesting of restricted stock units	51,250	-	-	-	-	-	83	-	-	(83)	-
Warrant exercise	100	-	-	-	-	-	92	-	-	(91)	1
Foreign currency translation adjustments	-	-	-	-	-	-	-	(72)	-	(360)	(432)
Net loss	-	-	-	-	-	-	-	-	(10,721)	(27,182)	$(37,903)
Balance, March 31, 2022	51,782,254	$5	51,636,922	$5	78,163,078	$8	$172,708	$(505)	$(81,182)	$224,839	$315,878

Three Months Ended March 31, 2021
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Common Equity (Pre-Combination)		Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Shares	Values	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance, December 31, 2020 (1)	-	$-	-	$-	-	$-	$-	129,800,000	$117,573	$(168)	$(39,908)	$2,490	$79,987
Stock-based compensation pre Business Combination	-	-	-	-	-	-	-	-	370	-	-	-	370
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(197)	-	(66)	(263)
Net loss	-	-	-	-	-	-	-	-	-	-	(11,580)	(508)	(12,088)
Balance, March 31, 2021	-	$-	-	$-	-	$-	$-	129,800,000	$117,943	$(365)	$(51,488)	$1,916	$68,006

(1) Previously reported amounts have been adjusted for the retroactive application of the recapitalization related to the Business Combination. Refer to Note 3 for further information.

See accompanying notes to the condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three months ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss before allocation to noncontrolling interest	$(37,903)	$(12,088)
Adjustments to reconcile net loss before noncontrolling interest to cash used in operating activities:
Depreciation	1,046	557
Amortization of intangible assets	54	57
Loss on remeasurement of warrant liabilities	5,482	-
Non-cash lease expense	170	100
Stock-based compensation	2,254	356
Changes in operating assets and liabilities:
Accounts receivable	(470)	942
Prepaid expenses and other current assets	(6,838)	100
Inventory	(457)	(443)
Accounts payable and accrued expenses	2,684	1,273
Operating lease liabilities	(112)	(94)
Deferred revenue	1,333	725
Other assets and liabilities	(14,751)	(12)
Net cash used in operating activities	(47,508)	(8,527)

Cash flows from investing activities:
Purchase of property and equipment	(4,660)	(2,728)
BlueWalker 3 satellite - construction in process	(16,907)	(8,695)
Net cash used in investing activities	(21,567)	(11,423)

Cash flows from financing activities:
Direct costs incurred for the Business Combination	-	(595)
Proceeds from warrant exercises	33	-
Proceeds from debt	97	-
Net cash provided by (used in) financing activities	130	(595)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(482)	(19)

Net decrease in cash, cash equivalents and restricted cash	(69,427)	(20,564)
Cash, cash equivalents and restricted cash, beginning of period	324,537	42,777
Cash, cash equivalents and restricted cash, end of period	$255,110	$22,213

Supplemental disclosure of cash flow information:
Non-cash transactions:
Purchases of construction in process in accounts payable	$1,483	$3,263
Purchases of property and equipment in accounts payable	1,661	362
Right-of-use assets obtained in exchange for operating lease liabilities	191	-

See accompanying notes to the condensed consolidated financial statements

AST SPACEMOBILE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

1.
Organization and Nature of Operations

AST SpaceMobile, Inc., collectively with its subsidiaries (“SpaceMobile” or the “Company”), is an innovative satellite designer and manufacturer. The Company is currently in the process of assembling, integrating, and testing its BlueWalker 3 (“BW3”) test satellite. In addition, the Company is in the design, development, and procurement process for the constellation of BlueBird ("BB") satellites in advance of manufacturing and launching the first space based global cellular broadband network distributed through a constellation of Low Earth Orbit satellites. Once deployed and operational, the BB satellites are designed to provide connectivity directly to standard/unmodified cellular phones or any 2G/3G/4G LTE and 5G enabled device (the “SpaceMobile Service”). At that point, the Company intends to offer the SpaceMobile Service to cellular subscribers and others through wholesale commercial roaming agreements with cellular service providers on a global basis. The Company operates from six locations that include its corporate headquarters and 185,000 square foot satellite assembly, integrating and testing facilities in Midland, Texas, and engineering and development centers in Maryland, Spain, the United Kingdom, and Israel. In addition, its 51% owned and controlled subsidiary, NanoAvionika UAB (“Nano”), is located in Lithuania.

On April 6, 2021 (the "Closing Date"), the Company completed a business combination (the “Business Combination”) pursuant to that certain equity purchase agreement, dated as of December 15, 2020 (the “Equity Purchase Agreement”), by and among AST & Science, LLC (“AST LLC”), New Providence Acquisition Corp. (“NPA”), the existing equity holders of AST LLC ("Existing Equityholders"), New Providence Acquisition Management LLC (“Sponsor”), and Mr. Abel Avellan, as representative of the Existing Equityholders. Immediately, upon the completion of the Business Combination, NPA was renamed AST SpaceMobile, Inc. and AST LLC became a subsidiary of the Company. The Business Combination is documented in greater detail in Note 3.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation. Certain comparative amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations. The March 31, 2021 balances reported herein are derived from the unaudited condensed consolidated financial statements of AST LLC. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal and recurring adjustments) necessary to fairly state the unaudited condensed consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, included in its Annual Report on Form 10-K filed with the "SEC" on March 31, 2022 (the "2021 Annual Report on Form 10-K"). The results of operations for the periods presented are not indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or other future year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on historical experience when available and on other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, useful lives assigned to property and equipment, the fair values of warrant liabilities, valuation and potential impairment of goodwill and long-lived assets, and equity-based compensation expense. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates due to risks and uncertainties, including the continued uncertainty surrounding rapidly changing market and economic conditions due to the COVID-19 pandemic.

Foreign Currency Translation and Transaction Gains

The financial statements of the Company’s foreign subsidiaries are translated from local currency into reporting currency, which is U.S. dollars, using the current exchange rate at the balance sheet date for assets and liabilities, and the weighted average exchange rate prevailing during the period for revenues and expenses. The functional currency of the Company’s foreign subsidiaries is the local currency for each entity and, accordingly, translation adjustments for these subsidiaries are included in accumulated other comprehensive loss within stockholders’ equity. Realized and unrealized gains and losses resulting from foreign currency transactions denominated in currencies other than the functional currency are reflected as other income (expense), net in the unaudited condensed consolidated statements of operations.

BlueWalker3 Capitalization

The Company accounts for research and development costs related to the BlueWalker3 test satellite based on guidance in ASC 730 - Research and Development (“ASC 730”). The Company determined there is an alternative future use for BW3 as defined in this guidance. As such, certain costs related to the construction of the BW3 test satellite are capitalized and reported as construction-in-progress (“CIP”) on the unaudited condensed consolidated balance sheets. The Company capitalizes only those expenditures and ancillary costs that are directly attributable to the construction phase and necessarily incurred to place BW3 into its intended location and use. To date, capitalized expenditures include the costs for satellite parts, paid launch cost, and other non-recurring costs directly associated with BW3 developments. The other non-recurring costs primarily include third-party engineers who are hired solely for the design, assembly, and testing of BW3 and are responsible for the value and progression of the project. The costs for internal, recurrent engineers and consultants are expensed as engineering services and not capitalized to the CIP account on the unaudited condensed consolidated balance sheets, as these employees are not directly associated with the development of BW3.

Property and Equipment

The Company records property and equipment at cost. Cost includes expenditures that are directly attributable to the acquisition of the asset. The cost of self-constructed assets includes the cost of materials and direct labor, and any other costs directly attributable to bringing the asset to a working condition for the intended use. During their construction, items of property, plant, and equipment are classified as construction in progress. When the asset is available for use, it is transferred from construction in progress to the appropriate category of property, plant, and equipment and depreciation on the item commences. Repairs and maintenance costs that do not extend the useful life or enhance the productive capacity of an asset are expensed as incurred and recorded as part of general and administrative operating expenses in the accompanying unaudited condensed consolidated statements of operations. Upon retirement or disposal of property and equipment, the Company derecognizes the cost and accumulated depreciation balance associated with the asset, with a resulting gain or loss from disposal included in the determination of net income or loss. Depreciation expense is computed using the straight-line method over the estimated useful lives which the Company has assigned to its underlying asset classes, which are as follows:

Estimated Useful Life
Computers, software, and equipment	2 to 5 years
Leasehold improvements	Shorter of estimated useful life or lease term
Satellite antenna	5 years
Lab, assembly, and integration equipment	5 years
Others (1)	5 to 7 years

(1) Includes vehicles, furniture and fixtures, and a phased array test facility.

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

For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, they are recorded at their initial fair value on the date of issuance and subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as an unrealized gain or loss in the unaudited condensed consolidated statements of operations.

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The guidance clarifies certain aspects of the current guidance to promote consistency among reporting of an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for all entities, including adoption in an interim period. The Company adopted ASU 2021-04 on January 1, 2022. The adoption did not have a material impact on its unaudited condensed consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, to increase the transparency of government assistance including the disclosure of the types of assistance an entity receives, an entity’s method of accounting for government assistance, and the effect of the assistance on an entity’s financial statements. The guidance in this update is effective for all entities for annual periods beginning after December 15, 2021. Early adoption is permitted for all entities. The amendments are to be applied prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or, retrospectively to those transactions. The Company adopted ASU 2021-10 on January 1, 2022. The adoption did not have a material impact on its disclosures.

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

On the Closing Date of the Business Combination, the Company completed the acquisition of AST LLC and in return AST LLC and the Existing Equityholders received (i) $416.9 million in cash, net of transaction expenses, (ii) 51.6 million shares of Class B common stock, and (iii) 78.2 million shares of Class C common stock. In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $45.7 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded as a reduction of additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets.

The shares of non-economic Class B and Class C common stock of the Company entitle each share to one vote and ten votes per share, respectively. The non-economic Class B and Class C shares were issued to the Existing Equityholders to maintain the established voting percentage of SpaceMobile, as determined in the Equity Purchase Agreement.

As a result of the Business Combination, the Company, organized as a C corporation, owns an equity interest in AST LLC in what is commonly referred to as an “Up-C” structure. AST LLC is treated as a partnership for U.S. federal and state income tax purposes. Also, the Company has a controlling ownership interest in a Lithuanian subsidiary that is subject to foreign income taxes and is also treated as a partnership for U.S. federal and state and local taxes. Accordingly, for U.S. federal and state income tax purposes, all income, losses, and other tax attributes pass through to the members’ income tax returns, and no U.S. federal and state and local provision for income taxes has been recorded for these entities in the unaudited condensed consolidated financial statements. Certain foreign wholly-owned entities are taxed as corporations in the jurisdictions in which they operate, and accruals for such taxes are included in the unaudited condensed consolidated financial statements.

As a result of the Up-C structure, the noncontrolling interest is held by the Existing Equityholders who retained approximately 71.5% of the economic ownership percentage of AST LLC. The noncontrolling interest is classified as permanent equity within the unaudited condensed consolidated balance sheet as the Company, acting through the redemption election committee of the Company's Board of Directors (the "Redemption Election Committee”), may only elect to settle a redemption request in cash if the cash delivered in the exchange is limited to the cash proceeds to be received from a new permanent equity offering through issuance of Class A common stock.

In conjunction with the Business Combination, the Company also entered into the Tax Receivable Agreement ("TRA") with AST LLC. Pursuant to the TRA, the Company is required to pay the Existing Equityholders (i) 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) existing tax basis of certain assets of AST LLC and its subsidiaries attributable to the AST LLC Common Units, (B) tax basis adjustments resulting from taxable exchanges of AST LLC Common Units acquired by the Company, (C) tax deductions in respect of portions of certain payments made under the TRA, and (D) certain tax attributes that are acquired directly or indirectly by the Company pursuant to a reorganization transaction. All such payments to the Existing Equityholders of AST LLC are the obligations of the Company, and not that of AST LLC. As of March 31, 2022, there have been no exchanges of AST LLC units for Class A common stock of the Company and, accordingly, no TRA liabilities have been recognized.

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

The Company’s financial assets and liabilities at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$247,038	$-	$-
Total assets measured at fair value	$247,038	$-	$-

Liabilities:
Public warrant liability	$38,291	$-	$-
Private placement warrant liability	-	25,253	-
Total liabilities measured at fair value	$38,291	$25,253	$-

	December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$314,747	$-	$-
Total assets measured at fair value	$314,747	$-	$-

Liabilities:
Public warrant liability	$34,151	$-	$-
Private placement warrant liability	-	23,911	-
Total liabilities measured at fair value	$34,151	$23,911	$-

As of March 31, 2022 and December 31, 2021, the Company had $253.7 million and $321.8 million of cash and cash equivalents, respectively, of which $247.0 million and $314.7 million, respectively, is classified as cash equivalents, which consists principally of short-term money market funds with original maturities of 90 days or less. For certain instruments, including cash, accounts receivable, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

Warrant liabilities are comprised of both publicly issued warrants (“Public Warrants”) and private placement warrants (“Private Placement Warrants”), exercisable for shares of Class A common stock of the Company. Warrant liabilities are documented in greater detail at Note 11. As of March 31, 2022 and December 31, 2021, the Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market under the ticker "ASTSW".

The Private Warrants are valued using a Black-Scholes-Merton Model. As of March 31, 2022 and December 31, 2021, the Private Warrants are classified as Level 2 as the transfer of Private Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. For this reason, the Company determined that the volatility of each Private Warrant is equivalent to that of each Public Warrant.

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
•
The expected volatility assumption was based on the implied volatility of the Company’s publicly-traded warrants, which as of March 31, 2022 and December 31, 2021 was 56.3% and 75.6%, respectively.
5.
Property and Equipment

Property and equipment, net consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Land	$1,350	$1,350
Computers, software, and equipment	3,295	2,810
Leasehold improvements	7,026	6,416
Satellite antenna	3,402	2,996
Lab, assembly, and integration equipment	11,080	10,301
Others (1)	1,414	1,345
Property and equipment	27,567	25,218
Accumulated depreciation	(4,605)	(3,592)
Other construction in progress	9,195	6,701
Property and equipment, net	32,157	28,327

BlueWalker 3 satellite - construction in progress	82,693	67,615
Total property and equipment, net	$114,850	$95,942

(1) Includes vehicles, furniture and fixtures, and a phased array test facility.

Depreciation expense for the three months ended March 31, 2022 and 2021 was approximately $1.0 million and $0.6 million, respectively.

Texas Purchase

On December 8, 2021, the Company's subsidiary, AST & Science Texas, LLC, executed an agreement to purchase real property, including offices, industrial warehouse buildings and equipment for a total purchase price of $8.0 million. In connection with the purchase, the Company issued a term promissory note (the "Term Loan") for $5.0 million secured by the property; refer to Note 8 for additional information. Under the terms of the Term Loan, the Company deposited $2.8 million to use exclusively for capital improvements at the property. As of March 31, 2022, the remaining deposit balance of $1.4 million is presented as restricted cash in the unaudited condensed consolidated balance sheets.

SpaceX Multi-Launch Agreement

On March 3, 2022, AST LLC entered into an agreement (the "Multi-Launch Agreement") with Space Exploration Technologies Corp. ("SpaceX"). The Multi-Launch Agreement provides a framework for future launches of the Company’s satellites through December 31, 2024, including the launches of the BW3 test satellite and the first BB satellite. Pursuant to the Multi-Launch Agreement, the Company and SpaceX also entered into a Launch Services Agreement (the “BB LSA”) covering the launch of the first BB satellite, and in accordance with the BB LSA, the Company paid an initial payment for the SpaceX launch services. As part of the Multi-Launch Agreement, the Company and SpaceX agreed on a framework for additional launch service agreements relating to the launch of future BB satellites. The Company paid an initial reservation fee to secure a SpaceX launch vehicle for a future BB satellite launch. With respect to the Company’s BW3 launch scheduled for Summer 2022, the Company and SpaceX agreed to changes to certain technical launch parameters, and the Company paid an additional fee to SpaceX to adjust these parameters. In connection with entry into the Multi-Launch Agreement, the Company paid an aggregate amount of $22.8 million, of which $8.0 million related to BW3 was capitalized to BlueWalker 3 satellite - construction in progress in the unaudited condensed consolidated balance sheet, and $14.8 million of deposits related to the first BB initial payment and launch reservation fee for a future BB launch was recorded to Other non-current assets in the unaudited condensed consolidated balance sheet. The exact timing of the satellite launches is contingent on a number of factors, including satisfactory and timely completion of construction and testing. The Multi-Launch Agreement permits the Company to delay launches of its satellites upon payment of certain rebooking fees.

6.
Commitments and Contingencies

Legal Proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities as of March 31, 2022 and December 31, 2021.

7.
Goodwill

The change in the carrying amount of goodwill for the three months ended March 31, 2022 is summarized as follows (in thousands):

Goodwill
Balance as of December 31, 2021	$3,641
Translation adjustments	(95)
Balance as of March 31, 2022	$3,546

8.
Debt

Nano Business Credit Agreement

On December 8, 2021, the Company's subsidiary, Nano, entered into an agreement with AB SEB Bank (the "Lender") pursuant to which the Lender agreed to provide up to $0.4 million (the "Business Credit") to fund certain capital expenditures. Nano may use this facility to fund up to 70% of certain capital expenditures on an as-invoiced basis through March 2022, at which time outstanding principal and interest were due and payable in monthly installments commencing on March 31, 2022 and continuing until December 6, 2025. Borrowings under the agreement bear interest at a rate per annum equal to the EURIBOR plus 3.00%. As of March 31, 2022, the outstanding balance was approximately $0.1 million which is classified within accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets.

Long-term debt

Long-term debt consists of the following, (in thousands):

	March 31, 2022	December 31, 2021
Term Loan	$5,000	$5,000
Less: current portion	(60)	-
Total long-term debt	$4,940	$5,000

On December 8, 2021, in connection with the Texas Purchase (refer to Note 5), the Company's subsidiary, AST & Science Texas, LLC entered into an agreement with Lone Star State Bank of West Texas (the "Credit Agreement") to issue a Term Loan for $5.0 million with a maturity date of December 8, 2028 that is secured by the property. AST & Science Texas, LLC granted to the lenders a security interest in the assets acquired under the Texas Purchase described in Note 5.

Borrowings under the Term Loan bear interest at a fixed rate equal to 4.20% per annum until December 2026, and from December 2026 until December 2028 at a fixed rate per annum equal to 4.20% subject to adjustment if the index rate as defined in the Credit Agreement is greater than 4.20%. Interest is payable monthly in arrears commencing in January 2022. Thereafter, outstanding principal and accrued interest will be due and payable in monthly installments of $40,000, commencing in January 2023 and continuing until November 2028, with the final remaining balance of unpaid principal and interest due and payable in December 2028. As of March 31, 2022, and December 31, 2021, there was no accrued interest payable in connection with this Term Loan.

9.
Revenue

Disaggregation of Revenue

The Company’s subsidiary, Nano, recognizes revenue related to sales of manufactured small satellites and their components, as well as launch related services. Currently, this is the Company’s only source of revenue. Revenue recognized over time versus revenue recognized upon transfer during the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three months ended March 31,
	2022	2021
Revenue from performance obligations recognized over time	$2,083	$550
Revenue from performance obligations recognized at point-in-time transfer	311	401
Total	$2,394	$951

Contract Balances

Contract assets relate to the Company's unconditional right to consideration for its completed performance under the contract. As of March 31, 2022 and December 31, 2021, the Company had no material contract assets. Contract liabilities relate to payments received in advance of performance under the contract. Contract liabilities (i.e., deferred revenue) are recognized as revenue as (or when) the Company performs under the contract. The following table reflects the change in contract liabilities for the period indicated (in thousands):

Three months ended March 31, 2022
Beginning balance	$6,636
Revenue recognized that was included in the contract liability at the beginning of the year	(544)
Increase, excluding amounts recognized as revenue during the period	1,708
Ending balance	$7,800

As of March 31, 2022, the Company had deferred revenue of $7.8 million classified in current liabilities related to performance obligations that have not yet been satisfied. The Company expects to recognize the revenue associated with satisfying these performance obligations within the next 12 months.

10.
Stockholders’ Equity

The unaudited condensed consolidated statements of stockholders' equity reflect the Business Combination as described in Note 3. Prior to the Business Combination, NPA was a Special Purpose Acquisition Company or a “blank check company”, defined as a development stage company formed for the sole purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Class A Common Stock

At March 31, 2022, there were 51,782,254 million shares of Class A common stock issued and outstanding. Holders of Class A common stock are entitled to one vote for each share. The Company is authorized to issue 800,000,000 shares of Class A common stock with a par value of $0.0001 per share.

Class B Common Stock

At March 31, 2022, there were 51,636,922 shares of Class B Common Stock issued and outstanding. Shares of Class B Common Stock were issued to the Existing Equityholders of AST LLC (other than Mr. Avellan) in connection with the Business Combination and are noneconomic, but entitle the holder to one vote per share. The Company is authorized to issue 200,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.

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

Class C Common Stock

At March 31, 2022, there were 78,163,078 million shares of Class C common stock issued and outstanding. Shares of Class C common stock were issued to Mr. Avellan in connection with the Business Combination and are non-economic, but entitle the holder to ten votes per share (the “Super-Voting Rights”). The Company is authorized to issue 125,000,000 shares of Class C common stock with a par value of $0.0001 per share.

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

Noncontrolling Interest

Nano Lithuania and Nano US

AST LLC owns 51.0% of and controls Nano Lithuania and Nano US. As a result, the Company consolidates the financial results of Nano Lithuania and Nano US and reports noncontrolling interests representing the equity interests held by equity-holders other than the Company in the unaudited condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the noncontrolling interest percentage in Nano Lithuania and Nano US was approximately 49.0%. There were no changes to the noncontrolling interest percentage in Nano Lithuania or Nano US during the three months ended March 31, 2022 and 2021.

AST LLC

On April 6, 2021, upon the close of the Business Combination, the Company held a 28.5% ownership interest in AST LLC and became the sole managing member of AST LLC, allowing it to control the operating decisions of AST LLC. As a result of this control, the Company has consolidated the financial position and results of operations of AST LLC. The Company reports noncontrolling interests representing the equity interest in AST LLC held by members other than the Company in the accompanying unaudited condensed consolidated balance sheets. On the date of the Business Combination, the noncontrolling interest percentage in AST LLC was approximately 71.5%. During the three months ended March 31, 2022 there was an immaterial change in the noncontrolling interest percentage as a result of the exercise of warrants and the issuance of incentive units at AST LLC. As of March 31, 2022, the noncontrolling interest percentage in AST LLC was approximately 71.6%.

Changes in the Company’s ownership interest in AST LLC while retaining control of AST LLC are accounted for as equity transactions. Each issuance of the Company's Class A Common Stock is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in a change in ownership and reduces the amount recorded as noncontrolling interest and increases additional paid-in capital. At March 31, 2022, there were 11,498,700 Public Warrants and 6,100,000 Private Placement Warrants outstanding (see Note 11 for further details), each of which entitles the holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share. Each warrant exercise is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in a change in ownership and reduces the amount recorded as noncontrolling interest and increases additional paid in capital.

In addition, the AST LLC Agreement permits the noncontrolling interest holders of AST LLC Common Units to exchange AST LLC Common Units, together with related shares of the Company's Class B or Class C Common Stock, for shares of the Company's Class A Common Stock on a one-for-one basis or, at the election of the Company, for cash (a "Cash Exchange.") A Cash Exchange is limited to the amount of net proceeds from the issuance of Class A Common Stock. Future redemptions or direct exchanges of AST LLC Common Units by the noncontrolling interest holders will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. Certain members of AST LLC also hold incentive stock options that are subject to service or performance conditions (see Note 12 for further details), that are exercisable for AST LLC Common Units. The exercise of the options results in a change in ownership and increases the amount recorded as noncontrolling interest and decreases additional paid-in capital.

11.
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

This means that only a whole warrant may be exercised at any given time by a warrant holder. The Public Warrants expire on April 6, 2026, five years after the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. The Company may redeem the Public Warrants under the following conditions:

•
In whole and not in part;
•
At a price of $0.01 per warrant;
•
Upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
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

During the three months ended March 31, 2022, 100 Public Warrants were exercised at a price of $11.50 per share, resulting in cash proceeds of approximately $1,150 and the issuance of 100 shares of Class A Common Stock. At March 31, 2022 there were 11,498,700 Public Warrants and 6,100,000 Private Placement Warrants outstanding. At December 31, 2021, there were 11,498,800 Public Warrants and 6,100,000 Private Placement Warrants outstanding.

As of March 31, 2022 and December 31, 2021, the Company recorded warrant liabilities of $63.5 million and $58.1 million in the unaudited condensed consolidated balance sheets, respectively. For the three months ended March 31, 2022, the Company recognized a gain of $5.5 million on the change in the fair value of the warrant liabilities in the unaudited condensed consolidated statements of operations.

12.
Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation, measured at the grant date based on the fair value of the award, is typically recognized ratably over the requisite services period, using the straight-line method of expense attribution. The Company recorded stock-based compensation expense in the following categories of its unaudited condensed consolidated statements of operations and balance sheets (in thousands):

	Three Months Ended March 31,
	2022	2021
Engineering services	$1,279	$324
General and administrative costs	975	32
BlueWalker 3 Satellite - construction in progress (1)	(44)	14
Total	$2,210	$370
(1)
For the three months ended March 31, 2022 stock-based compensation was reversed as a result of forfeiture of options previously provided to a supplier.

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

As of March 31, 2022, AST LLC was authorized to issue a total of 12,812,959 ordinary shares under a reserve set aside for equity awards. As of March 31, 2022, there were 11,574,068 options outstanding under the AST LLC Incentive Plan. Following the Business Combination on April 6, 2021, no further equity award grants were made under the AST LLC Incentive Plan.

The following table summarizes AST LLC’s option activity for the three months ended March 31, 2022:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2021	12,359,322	$0.83	1.39
Granted	-	-
Exercised	(558,550)	0.06
Cancelled or forfeited	(226,704)	0.60
Outstanding at March 31, 2022	11,574,068	$0.87	1.21
Options exercisable as of March 31, 2022	7,068,725	$0.45	1.09
Vested and expected to vest at March 31, 2022	11,574,068	$0.87	1.21

The following table summarizes the Company’s unvested option activity for the three months ended March 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	5,188,990	$0.64
Granted	-	-
Vested	(466,125)	0.43
Forfeited	(217,522)	0.25
Unvested at March 31, 2022	4,505,343	$0.68

There were no stock options granted during the three months ended March 31, 2022 and 2021. As of March 31, 2022, total unrecognized compensation expense related to the unvested stock options was $2.6 million, which is expected to be recognized over a weighted average period of 1.2 years.

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

Stock Options

As of March 31, 2022, there were 1,833,104 service-based options outstanding under the 2020 Plan.

The following table summarizes the Company’s option activity under the 2020 Plan for the three months ended March 31, 2022:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2021	1,889,115	$10.35	3.36
Granted	-	-
Exercised	-	-
Cancelled or forfeited	(56,011)	10.00
Outstanding at March 31, 2022	1,833,104	$10.36	3.10
Options exercisable as of March 31, 2022	218,999	$10.06	2.57
Vested and expected to vest at March 31, 2022	1,833,104	$10.36	3.10

The following table summarizes the Company’s unvested option activity for the period ended March 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	1,803,344	$4.41
Granted	-	-
Vested	(133,228)	4.23
Forfeited	(56,011)	4.22
Unvested at March 31, 2022	1,614,105	$4.43

There were no stock options granted and no exercises during the three months ended March 31, 2022 and 2021. As of March 31, 2022, total unrecognized compensation expense related to the unvested stock options was $6.3 million, which is expected to be recognized over a weighted average period of 3.1 years.

Restricted Stock Units

As of March 31, 2022, there were 1,634,781 restricted stock units outstanding under the 2020 Plan.

The following table summarizes the Company’s unvested restricted stock unit activity for the three months ended March 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	1,686,031	$10.14
Granted	-	-
Vested	(51,250)	10.00
Forfeited	-	-
Unvested at March 31, 2022	1,634,781	$10.15

As of March 31, 2022, total unrecognized compensation expense related to the unvested restricted stock units was $9.6 million, which is expected to be recognized over a weighted average period of 3.1 years.

SpaceMobile 2020 Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”). The aggregate number of common stock shares that may be issued pursuant to rights granted under the ESPP is 2,000,000 shares. If any right granted under the ESPP shall for any reason terminate without having been exercised, the shares not purchased under such right shall again become available for issuance under the ESPP. As of March 31, 2022, the Company had not issued any awards under this plan.

13.
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

Prior to the Business Combination, the membership structure of AST LLC included units which shared in the profits and losses of AST LLC. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the readers of these unaudited condensed consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the Business Combination on April 6, 2021, including for the three months ended March 31, 2021.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except per share data):

Three Months Ended March 31, 2022
Numerator
Net loss before allocation to noncontrolling interest	$(37,903)
Net loss attributable to noncontrolling interest	(27,182)
Net loss attributable to common stockholders - basic and diluted	$(10,721)
Denominator
Weighted-average shares of Class A common stock outstanding - basic and diluted	51,760,520
Earnings per share of Class A common stock - basic and diluted	$(0.21)

Shares of the Company’s Class B and Class C common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B and Class C common stock under the two-class method has not been presented.

At March 31, 2022, the Company excluded from the calculation of diluted earnings per share 51,636,922 shares of Class B common stock, 78,163,078 shares of Class C common stock, 11,498,700 Public Warrants outstanding, 6,100,000 Private Warrants outstanding, and 485,000 unvested performance-based restricted stock units as their effect would have been anti-dilutive.

14.
Related Parties

Nano Financing Agreement

On January 12, 2022, AST LLC entered into a financing agreement (the "Nano Financing Agreement") with Nano, pursuant to which AST LLC made available to Nano a revolving loan for up to EUR 1.5 million, whereby Nano has the ability to draw up to EUR 0.8 million at a time subject to certain conditions. The loan will bear interest at a rate of 4.00% per annum payable annually on the last day of each calendar year, or 7% upon an Event of Default as defined in the loan agreement. Principal payments will be due and payable upon the issuance and/or sale of equity securities of Nano, and each calendar quarter if Nano's consolidated cash exceeds EUR 4 million, with the final remaining balance of unpaid principal and interest due on December 1, 2023. As of March 31, 2022, there are no balances outstanding under the Nano Financing Agreement. The Nano Financing Agreement was be accounted for as an intercompany transaction in the Company's unaudited condensed consolidated financial statements.

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

Support Services Agreement

On January 20, 2020, the Company entered into the Support Services Agreement with Finser Corporation (“Finser”), which is part of the Cisneros Group of Companies, of which Ms. Adriana Cisneros, a member of the Board of Directors is the Chief Executive Officer, whereby Finser will provide the Company consulting and administrative support services. The Company incurred less than $0.1 million in consulting services for the three months ended March 31, 2022 and 2021, which were included within the general and administrative expenses on the unaudited condensed consolidated statements of operations. We intend to terminate the agreement by June 30, 2022.

Vodafone

AST LLC and Vodafone have agreed to enter into one or more definitive agreements for a commercial partnership that is anticipated to use the SpaceMobile Service (the “Vodafone Commercial Agreements”). In connection with the commercial agreement, AST LLC, its subsidiaries, and affiliates have agreed not to enter into any agreement, term sheet, or letter of intent that grants another party the rights related to the provision of mobile services in the Vodafone markets or Vodafone partner markets prior to the execution of the Vodafone Commercial Agreements.

The Vodafone Commercial Agreements are to include mutual exclusivity, conditioned upon Vodafone making the SpaceMobile Service available to all of its customers and certain promotional efforts, within all Vodafone markets for five years commencing on the launch of a commercial service in all of the Vodafone markets; preferential commercial terms in Vodafone partner markets; 50/50 revenue share for the SpaceMobile Service in Vodafone exclusivity markets; and the procurement, building and operating of mobile network ground stations at a mutually agreed cost by Vodafone. No payments have been made to date between us and Vodafone pursuant to the anticipated Vodafone Commercial Agreements. Vodafone has the right to designate one individual to the Board of Directors. Currently, Vodafone's designee is Luke Ibbetson, Head of Group Research & Development, Vodafone.

Also, AST LLC entered into a side letter with Vodafone dated December 15, 2020, under which AST LLC has agreed (i) not to enter into any material corporate strategic relationship or material commercial agreement with a party other than Vodafone and its affiliates that would be reasonably expected to materially frustrate AST LLC's ability to satisfy the obligations under the Vodafone Commercial Agreements with certain exceptions, (ii) to allocate sufficient funds in the capital budget to facilitate compliance with the obligations under the Vodafone Commercial Agreements; and (iii) not to alter the business plan in a manner that is materially detrimental to AST LLC’s ability to satisfy the obligations under the Vodafone Commercial Agreements.

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

On March 22, 2022, AST LLC and American Tower entered into a non-binding term sheet reflecting the terms and conditions for the deployment of our gateway satellite technology equipment on property owned and operated by American Tower. Under the agreement, American Tower will provide AST LLC leased space and managed services at its current and future tower sites and data centers under the global master lease agreement to be entered into by the parties.

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

Rakuten

On February 4, 2020, AST LLC entered into a commercial agreement with Rakuten, for the development of exclusive network capabilities in Japan compatible with the mobile network of Rakuten and its affiliates, which agreement was amended and restated as of December 15, 2020 (the “Rakuten Agreement”). Under the terms of the Rakuten Agreement, AST LLC agreed to make investments in building network capabilities in Japan that are compatible with the mobile network of Rakuten and its affiliates. Furthermore, AST LLC will collaborate with Rakuten to ensure network capability with Rakuten’s licensed frequencies, including full coverage in Japan with 3GPP Band 3 frequencies with multiple input multiple output (“MIMO”) capability. Upon the launch of such coverage, Rakuten will receive unlimited, exclusive rights and usage capacity in Japan in exchange for a $0.5 million annual maintenance fee payable to AST LLC or our successors. Furthermore, AST LLC will make $5.0 million (or such lesser amount as mutually agreed upon the parties) in capital investments towards the design, construction, acquisition and implementation of ground communication assets. AST LLC and Rakuten will receive unlimited rights and usage of the ground assets for their respective operations, including, but not limited to, satellite and other telecommunication communications. The Rakuten Agreement includes a commercial roadmap for AST LLC's satellite launches with key performance indicators (“KPIs”) that AST LLC must meet. If the applicable KPIs are not met for the last two phases of the satellite launch program in accordance with such commercial roadmap or if AST LLC become subject to any bankruptcy proceeding or becomes insolvent, AST LLC shall pay to Rakuten a penalty amount of $10.0 million.

The term of the Rakuten Agreement shall remain in effect until AST LLC or its successor fulfills obligations under the Rakuten Agreement. No payments have been made to date between AST LLC and Rakuten under the Rakuten Agreement. Rakuten has the right to designate two individuals to our Board of Directors. Currently, Rakuten's designees are Hiroshi Mikitani, Founder, Chairman and Chief Executive Officer, Rakuten, Inc., and Tareq Amin, Chief Executive Officer, Rakuten Mobile.

15.
Income Taxes

The consolidated effective tax rate for the three months ended March 31, 2022 and March 31, 2021 was (0.28)% and 0%, respectively. The difference in the effective rates between periods is driven by income tax expense assessed against non-U.S earnings. The difference between the federal statutory tax rate of 21% and the effective tax rate is primarily driven by the Company’s Up-C organizational structure and allocation of AST LLC results to noncontrolling interest holders and the valuation allowance recorded against the Company’s net deferred tax assets.

The Company had no uncertain tax positions as of March 31, 2022 and December 31, 2021.

The Tax Receivable Agreement holders did not acquire any Class A common stock in an Exchange or Reorganization Transaction, as defined in the Tax Receivable Agreement during the reporting period. As a result, no Tax Receivable Agreement liability has been recorded as of March 31, 2022.

As of March 31, 2022, there have been no exchanges of AST LLC units for Class A common stock of the Company and, accordingly, no TRA liabilities have been recognized.

16.
Subsequent Events

Common Stock Purchase Agreement

On May 6, 2022, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (collectively referred to as the “Purchase Agreement”) with B. Riley Principal Capital, LLC (“B. Riley”). Pursuant to the Purchase Agreement, the Company has the right, in its sole discretion, to sell to B. Riley up to $75.0 million of shares of the Company’s Class A common stock at 97% of the volume weighted average price ("VWAP") of the Class A common stock calculated in accordance with the Purchase Agreement, over a period of 24 months subject to certain limitations and conditions contained in the Purchase Agreement. Sales and timing of any sales of Class A common stock are solely at the election of the Company, and the Company is under no obligation to sell any securities to B. Riley under the Purchase Agreement. As consideration for B. Riley’s commitment to purchase shares of the Company’s Class A common stock, the Company has issued 21,969 shares of its Class A common stock as initial commitment shares and will issue an aggregate of 65,907 shares of its Class A common stock as additional commitment shares if certain conditions are met.

Agreement with former Chief Financial Officer and Director

On May 16, 2022, the Company entered into a consulting agreement by and between the Company, AST LLC, and Thomas Severson, the former Chief Financial Officer and Director of the Company (the "Consulting Agreement") to assist with the transition of his duties. Under the Consulting Agreement, Mr. Severson will provide consulting services through April 6, 2023, and the Company will reimburse any of Mr. Severson’s reasonable out-of-pocket expenses. Mr. Severson has also agreed to certain transfer restrictions relating to the Company’s securities. The foregoing summary of the Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, which is filed as Exhibit 10.2 and is incorporated herein by reference.

Further, on May 16, 2022, the Company extended a non-recourse loan in the amount of $1.0 million at an interest rate of 8.00% per annum to Mr. Severson. Both the loan and interest on loan are due for repayment on the second anniversary of its effective date. The loan may be prepaid at any time and is subject to certain mandatory prepayment conditions. The loan is secured by a pledge of $2.0 million of Mr. Severson’s equity securities in AST LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise noted or where the context requires otherwise, references in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to AST SpaceMobile, Inc. and references to our “management” or our “management team” refer to our officers and directors.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2021, including our audited consolidated financial statements and related notes contained therein.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” for the purposes of federal securities laws that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are an innovative satellite designer and manufacturer. We operate from six locations that include our corporate headquarters and 185,000 square foot satellite assembly, integrating and testing facilities in Texas, and engineering and development locations in Maryland, Spain, the United Kingdom, and Israel. Also, our 51% owned and controlled subsidiary, NanoAvionika UAB (“Nano”), is headquartered in Lithuania.

We and our global partners are building what we believe is the first space-based cellular broadband network designed to be accessible by standard mobile phones. Our SpaceMobile Service is expected to provide cost-effective, high-speed mobile broadband services with global coverage to all end-users, regardless of where they live or work, without the need to purchase special equipment. We believe the SpaceMobile Service would be the first global direct mobile broadband network using LEO satellites to provide connectivity to any standard, unmodified, off-the-shelf mobile phone or 2G/3G/4G LTE/5G and IoT-enabled device. We intend to partner with Mobile Network Operators ("MNOs") to offer the SpaceMobile Service to the MNOs’ end-user customers. Our vision is that users will not need to subscribe to the SpaceMobile Service directly with us, nor will they need to purchase any new or additional equipment. Instead, users will be able to access the SpaceMobile Service when prompted on their mobile device that they are no longer within range of the land-based facilities of the MNO operator or will be able to purchase a plan directly with their existing mobile provider.

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

On April 1, 2019, we launched our first test satellite, BW1, which was used to validate our satellite to cellular architecture and was capable of managing communications delays from LEO orbit and the effects of doppler in a satellite to ground cellular environment using the 4G-LTE protocol. We are currently completing the assembly and testing of our BW3 test satellite. The BW3 test satellite has an aperture of 693 square feet and is designed to communicate directly with mobile phones via 3GPP standard frequencies. As of March 31, 2022, we have incurred approximately $82.7 million of capitalized costs (including launch cost and non-recurring engineering costs) related to the construction and testing of the BW3 test satellite. The BW3 test satellite is substantially complete having undergone over 700 tests of its capabilities and systems and is targeted to launch in the Summer of 2022. However, the exact timing of such launch is contingent on a number of factors, including satisfactory and timely completion of testing of BW3.

We are also currently developing and designing our constellation of BlueBird ("BB") satellites. We currently plan to begin launching the first commercial BB satellites in the second quarter of 2023 and expect this to continue through 2025. We currently plan to achieve substantial global mobile coverage after the launch of a total of 110 satellites by the end of 2024 and MIMO capabilities during 2025 after the launch of a total of 168 satellites. Our current plan is subject to numerous uncertainties, many of which are beyond our control, including, satisfactory and timely completion of assembly and testing of the satellites, availability of launch windows by the launch providers, proposed orbits and resulting satellite coverage, launch costs, ability to enter into agreements with MNOs, regulatory approvals, and other factors. Accordingly, we may adopt a deployment strategy that may differ materially from our current plan.

The SpaceMobile Service has not yet generated revenue and is not expected to generate revenue until after the commercial launch of the SpaceMobile Service. After we begin to launch and deploy our BB satellites during 2023, we may seek to generate revenue during 2023 by providing a limited SpaceMobile Service in certain countries. The limited SpaceMobile Service would not be available on a continuous basis and our ability to offer such limited services is dependent upon numerous factors, including execution of definitive commercial agreements with MNOs, agreement by MNOs to provide limited services to their end-user customers, end-user customer acceptance, pricing, availability of active satellites over the applicable countries, regulatory approvals, and other factors. As we continue to launch and deploy additional BB satellites during 2024 and 2025, we expect to generate revenue after the commercial launch of the SpaceMobile Service in certain geographical locations beginning in 2024.

On March 3, 2022, AST LLC entered into a Multi-Launch Agreement with SpaceX which provides a framework for future launches of the Company’s satellites through December 31, 2024, including the launches of the BW3 test satellite and the first BB satellite. As part of the Multi-Launch Agreement, the Company and SpaceX agreed on a framework for additional launch service agreements relating to the launch of future BB satellites. In connection with entry into the Multi-Launch Agreement, the Company paid an aggregate amount of $22.8 million for BW3 launch cost, first BB initial payment and launch reservation fee for a future BB launch. The exact timing of the satellite launches is contingent on a number of factors, including satisfactory and timely completion of construction and testing. The Multi-Launch Agreement permits the Company to delay launches of its satellites upon payment of certain rebooking fees.

We are currently industrializing the assembly, integration, and testing processes for the future production of the BB satellites. We are making the necessary capital investments in the assembly, integration and testing ("AIT") facility in Texas. We are hiring, and expect to continue hiring, assembly, integration, and testing employees necessary for the production of the BB satellites and engineers that will be required to test and integrate the BB satellites. Also, we are continuing to implement and integrate various systems, such as product lifecycle management, manufacturing execution system, enterprise resource planning system, and other systems required to industrialize the manufacturing processes of the BB satellites. We are also actively engaged with the third-party vendors to secure supply of components and materials for production of the BB satellites. Furthermore, we are continuing to expand our research and development ("R&D") efforts for the development of electronics required for BB satellites and cellular and ground infrastructure and gateways.

We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. Please refer to Risk Factors contained in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Developments

On May 2, 2022, we received an experimental license from the Federal Communications Commission ("FCC") supporting our U.S.-based testing of the BW3 satellite. The license covers BW3 space-to-ground testing in the United States using 3GPP low-band cellular frequencies and Q/V-band frequencies, subject to certain restrictions. We require additional authorizations from the FCC for our planned constellation of BB satellites.

On May 6, 2022, we entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (collectively referred to as the “Purchase Agreement”) with B. Riley Principal Capital, LLC (“B. Riley”) to sell to B. Riley up to $75.0 million of shares of the Company’s Class A common stock over a period of 24 months subject to certain limitations and conditions contained in the Purchase Agreement. Refer to Liquidity and Capital Resources below for further information.

Impact of COVID-19 Pandemic

We continue to closely monitor the impact of the COVID-19 pandemic and the resulting impact on all aspects of our business across geographies, including how it has and may continue to impact our workforce, suppliers and vendors. We have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our business. The extent to which the COVID-19 pandemic impacts our business, research and development efforts and the value of our equity, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. To date, the pandemic has not had a material impact to our technology development efforts or results of our operations. However, given the evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the future effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity.

Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

The consolidated assets, liabilities and results of operations for the period from January 1, 2021 up to April 6, 2021, the date the Company completed a business combination (the "Business Combination"), are those of our accounting predecessor, AST LLC. After the Business Combination, upon obtaining additional funding of $416.9 million, we significantly expanded research and development initiatives, made significant progress on the BW3 test satellite and design of the BB satellites, increased the headcount of employees and consultants, and expanded our operations. All of these factors contributed to a significant increase in related operating and capital expenditures during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Also, in connection with the Business Combination, we issued warrants which are recorded at fair value in our unaudited condensed consolidated balance sheet. The change in fair value of warrants was recognized as a gain or loss in the unaudited condensed consolidated statement of operations.

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

Cost of Sales

Cost of sales includes the purchase price of various products used and services performed to execute Nano’s sales contracts. Cost of sales also includes operational costs to fulfil Nano customer orders, including costs for Nano employees and overheads.

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

Research and Development Costs

R&D costs consist principally of non-recurring development activities in which we typically engage third-party vendors. Currently, major R&D activities include engaging with vendors to help design and develop the electronic componentry, software, and mechanical deployment systems to be used in the BB satellites and in connection with the planned SpaceMobile service.

Depreciation and Amortization

Depreciation and amortization expense includes amounts related to property and equipment as well as definite lived intangible assets. Once the BW3 test satellite is completed and successfully launched, we expect a significant portion of our depreciation expense to relate to the depreciation of this asset, given its assigned useful life is two years.

Gain (Loss ) on Remeasurement of Warrant Liabilities

Public and private warrants issued by us are accounted for as liability-classified instruments at their initial fair value on the date of issuance. They are remeasured on each balance sheet date and changes in the estimated fair value are recognized as an unrealized gain or loss in the unaudited condensed consolidated statements of operations.

Other Income (Expense), Net

Other income (expense), net consists of interest earned on cash and cash equivalents held by us in interest bearing demand deposit accounts, net of any interest expense, as well as miscellaneous non-operating items, including foreign exchange gains or losses.

Income Tax Expense

AST LLC is treated as a partnership for U.S. federal and state income tax purposes. Also, we have a controlling ownership interest in Nano, a Lithuanian subsidiary, that is subject to foreign income taxes and is also treated as a partnership for U.S. federal and state and local taxes. Accordingly, for U.S. federal and state income tax purposes, all income, losses, and other tax attributes pass through to the members’ income tax returns, and no U.S. federal and state and local provision for income taxes has been recorded for these entities in the unaudited condensed consolidated financial statements. Certain foreign wholly-owned entities are taxed as corporations in the jurisdictions in which they operate, and accruals for such taxes are included in the unaudited condensed consolidated financial statements.

Noncontrolling Interest

Noncontrolling interest primarily represents the equity interest in AST LLC held by the Existing Equityholders other than us. As of March 31, 2022, the Existing Equityholders’ equity ownership percentage in AST LLC was approximately 72%. Also, noncontrolling interest includes the equity interests in our subsidiaries, Nano Lithuania and Nano US, held by equityholders other than us. As of March 31, 2022, the noncontrolling interests in Nano Lithuania and Nano US was approximately 49%. We attribute a portion of net income or loss generated at AST LLC, Nano Lithuania, and Nano US to the noncontrolling interests based on their ownership interests.

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 (in thousands) and the discussion that follows compares the three months ended March 31, 2022 to the three months ended March 31, 2021.

	Three months ended March 31,
	(unaudited)
	2022	2021	$ Change	% Change
Revenues	$2,394	$951	$1,443	152%

Cost of sales (exclusive of items shown separately below)	1,986	896	1,090	122

Gross profit	408	55	353	642

Operating expenses:
Engineering services	11,740	5,659	6,081	107
General and administrative costs	11,619	5,537	6,082	110
Research and development costs	8,281	304	7,977	2,624
Depreciation and amortization	1,100	614	486	79
Total operating expenses	32,740	12,114	20,626	170

Other income (expense):
Loss on remeasurement of warrant liabilities	(5,482)	-	(5,482)	100
Other income (expense), net	15	(28)	43	(154)
Total other expense, net	(5,467)	(28)	(5,439)	19,425

Loss before income tax expense	(37,799)	(12,087)	(25,712)	213
Income tax expense	104	1	103	10,300
Net loss before allocation to noncontrolling interest	(37,903)	(12,088)	(25,815)	214

Net loss attributable to noncontrolling interest	(27,182)	(508)	(26,674)	5,251
Net loss attributable to common stockholders	$(10,721)	$(11,580)	$859	(7)%

Revenues

Total revenues increased by $1.4 million, or 152%, to $2.4 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase in revenue was primarily attributable to the completion of performance obligations associated with existing Nano customer contracts.

Cost of Sales

Total cost of sales increased by $1.1 million, or 122%, to $2.0 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase in cost of sales was primarily attributable to increased production and services under existing Nano sales contracts during the three months ended March 31, 2022.

Engineering Services

Total engineering services increased by $6.1 million, or 107%, to $11.7 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily attributable to a $5.3 million increase in payroll and employee related costs as a result of an increase in headcount period over period. The remaining change relates to a $0.8 million increase in general expenses at engineering centers to support the engineering efforts related to the integration, testing, and development of our satellites. Engineering expenses are expected to continue to increase in the near term as we hire additional engineers and third parties in our development of the SpaceMobile Service.

General and Administrative Costs

Total general and administrative costs increased by $6.1 million, or 110%, to $11.6 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily due to increased insurance costs, employee and consultant related expenses, and office related costs. The $1.4 million increase in insurance costs was attributable to increased insurance needs, including related to D&O insurance, intellectual property insurance and insurance coverage for our expanded facilities. The $1.2 million increase in consultant and employee related expenses was attributable to an increase in headcount period over period. The $1.3 million increase in professional service fees was attributable to the increase in legal, tax, and accounting services provided since becoming a public company. The $1.0 million increase in office-related costs was primarily attributable to increased costs for repairs and maintenance at our existing facility in Texas, headcount-driven increases in office supplies, software costs, and increased rent. The remaining $1.2 million increase in general and administrative costs was attributable to miscellaneous expenses, including licensing costs and travel costs.

Research and Development Costs

Total R&D costs increased by $8.0 million to $8.3 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily due to third-party development efforts relating to the BB satellites to be used in the SpaceMobile constellation, which began to increase substantially during the second quarter of 2021. Prior to the second quarter of 2021, our operations primarily related to constructing the BW3 test satellite, and therefore R&D efforts were limited during the three months ended March 31, 2021. Total R&D costs are expected to continue to increase in future periods until the BB satellite design and development is completed, however, they may fluctuate quarter over quarter as R&D costs are driven by milestones.

Depreciation and Amortization

Total depreciation and amortization expense increased by $0.5 million, or 79%, to $1.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily due to the purchase of additional fixed assets and leasehold improvements during the period. Depreciation expense is expected to increase significantly once the BW3 test satellite is completed and successfully launched given its assigned useful life of two years.

Changes in Fair Value of Warrant Liabilities

Increase in fair value of warrant liabilities resulted in a loss of $5.5 million for the three months ended March 31, 2022. We did not have a similar change in the fair value of the warrant liabilities during the three months ended March 31, 2021 as the warrant liabilities were not recorded until the Business Combination was completed in the second quarter of 2021.

Income Tax Expense

The provision for income taxes was $0.1 million for the three months ended March 31, 2022 and near zero for the three months ended March 31, 2021. The consolidated effective tax rate for the three months ended March 31, 2022 and March 31, 2021 was (0.28)% and 0%, respectively. The difference in the effective rates between periods is driven by income tax expense assessed against non-U.S earnings. For further information, see Note 15: Income Taxes to our unaudited condensed consolidated financial statements included in Item 1 of this report.

Net Loss attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $27.2 million for the three months ended March 31, 2022 as compared to $0.5 million in the three months ended March 31, 2021. Net loss attributable to noncontrolling interest for the three months ended March 31, 2022 mainly related to the noncontrolling interest in AST LLC. There was no noncontrolling interest in AST LLC during the three months ended March 31, 2021 and the net loss attributable to noncontrolling interest during this period related to the noncontrolling interest in Nano only.

Liquidity and Capital Resources

We require capital to fund our operating expenses and to make capital expenditures. We expect our capital requirements to increase as we execute our plan to develop the SpaceMobile Service with global coverage. As of March 31, 2022, we had $255.1 million of cash, cash equivalents, and restricted cash on hand. We believe our cash on hand is sufficient to meet our current working capital needs, planned operating expenses and capital expenditure for a period of at least 12 months from the date of this Quarterly Report on Form 10-Q.

The design, manufacture, integration, testing, assembly and launch of satellites and related components and related ground infrastructure is a capital-intensive venture. We currently estimate the capital expenditures required for the manufacture and launch of the first 20 BB satellites to be between approximately $260.0 million and $300.0 million, which is expected to be incurred during the remainder of 2022 and 2023. Assuming we are able to execute on our current planned timeframe, we estimate our capital expenditures required for the manufacture and launch of the planned constellation, including the 168 satellites we currently anticipate are required to reach substantial global mobile coverage with MIMO capabilities, to be approximately $1.9 billion which is expected to be incurred through 2025.

We will continue to seek to raise additional capital prior to the commercial launch of the SpaceMobile Service. Also, we will need to raise significant additional capital to build out the SpaceMobile Service to provide global coverage. We expect to raise additional funds through the issuance of equity, equity related or debt securities, or through obtaining credit from government or financial institutions or commercial partners. This capital will be necessary to fund ongoing operations, continue research, development and design efforts, improve infrastructure, and launch satellites. The capital asset investments required to complete the SpaceMobile constellation and related operating costs are preliminary estimates. As we complete the design, development, componentry and progress with procurement, assembly, integration and testing of the BB satellites, our estimates may be subject to change and actual costs may be materially greater than our current estimates. We may also face delays and other challenges which will have the impact of increasing the cost of the SpaceMobile constellation. We cannot be certain that additional funds will be available to us on favorable terms if required, or at all. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects will be materially adversely affected.

We have contractual obligations, including non-cancellable operating leases for office space, with terms expiring through February 2028. During the three months ended March 31, 2022, there were no material changes from the future minimum annual rental payments required under the operating lease agreements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. As of March 31, 2022, we had contractual commitments with third parties in the aggregate amount of $35.2 million related to R&D programs, capital improvements, and procurement of BB satellite components. We expect these commitments will continue to increase as we complete the supply chain and electronics development in preparation for the production and launch of the BB satellites.

Common Stock Purchase Agreement

On May 6, 2022, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (collectively referred to as the “Purchase Agreement”) with B. Riley Principal Capital, LLC (“B. Riley”). Pursuant to the Purchase Agreement, the Company has the right, in its sole discretion, to sell to B. Riley up to $75.0 million of shares of the Company’s Class A common stock at 97% of the volume weighted average price ("VWAP") of the Class A common stock calculated in accordance with the Purchase Agreement, over a period of 24 months subject to certain limitations and conditions contained in the Purchase Agreement. Sales and timing of any sales of Class A common stock are solely at the election of the Company, and the Company is under no obligation to sell any securities to B. Riley under the Purchase Agreement. As consideration for B. Riley’s commitment to purchase shares of the Company’s Class A common stock, the Company has issued 21,969 shares of its Class A common stock as initial commitment shares and will issue an aggregate of 65,907 shares of its Class A common stock as additional commitment shares if certain conditions are met.

Texas Financing Agreement

In December 2021, concurrent with the purchase of real property and equipment in Midland, Texas, our wholly owned subsidiary, AST & Science Texas, LLC (the "Subsidiary"), entered into a new Credit Agreement providing for a $5.0 million term loan secured by the property. Borrowings under the term loan bear interest at a fixed rate equal to 4.20% per annum until December 7, 2026, and from December 8, 2026 until December 8, 2028 at a fixed rate per annum equal to 4.20% subject to adjustment if the index rate as defined in the Credit Agreement is greater than 4.20%. See the notes to the unaudited condensed consolidated financial statements (Note 8) contained elsewhere in this Quarterly Report on Form 10-Q for more information.

In connection with the term loan, we have deposited into a reserve account $2.8 million of restricted cash that may be used only for the purposes of funding capital improvements related to the AIT facility located in Midland, Texas. Under any event of default, the lender will have the right to offset against this account any past due payments, indebtedness or charges owed by us. As of March 31, 2022 and December 31, 2021, $1.4 million and $2.8 million, respectively, was included within restricted cash in our unaudited condensed consolidated balance sheets, for the remaining expected capital improvement costs related to the AIT facility located in Midland, Texas.

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

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2022 and 2021 (in thousands) (unaudited):

	Three months ended March 31,
	(unaudited)
	2022	2021
Cash, cash equivalents and restricted cash	$255,110	$22,213
Cash used in operating activities	$(47,508)	$(8,527)
Cash used in investing activities	(21,567)	(11,423)
Cash provided by (used in) financing activities	130	(595)

Operating activities

Cash used in operating activities was $47.5 million for the three months ended March 31, 2022, including $14.8 million of deposits paid to SpaceX related to the first BB initial payment and a launch reservation fee for a future BB launch, as compared to cash used in operating activities of $8.5 million for the three months ended March 31, 2021. The $24.2 million increase in cash used in operating activities, excluding the above mentioned deposits paid to SpaceX, was attributable to increased operating expenditures related to increased headcount as our operations expanded, increased research and development efforts, and an increase in professional fees related to being a public company.

Investing activities

Cash used in investing activities was $21.6 million for the three months ended March 31, 2022, as compared to cash used in investing activities of $11.4 million for the three months ended March 31, 2021. The $10.2 million increase in cash used in investing activities was primarily attributable to $8.0 million related to BW3 launch cost, $0.2 million increase in BW3 satellite construction costs and a $2.0 million increase in purchases of property and equipment including satellite antennas, test equipment, and leasehold improvements.

Financing activities

Cash provided by financing activities was $0.1 million during the three months ended March 31, 2022, as compared to cash used for financing activities of $0.6 million during the three months ended March 31, 2021. Cash used for financing activities for the three months ended March 31, 2021 was related to direct costs incurred related to the Business Combination.

Impact of inflation

While inflation may impact our capital and operating expenditures, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future, including by heightened levels of inflation experienced globally as a consequence of the COVID-19 pandemic and recent geopolitical conflict.

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
•
Negotiation of launch agreements (including launch costs), launch delays or failures or deployment failures or in-orbit satellite failures;
•
Addressing any competing technological and market developments;
•
Seeking and obtaining market access approvals; and
•
Attracting, hiring, and retaining qualified personnel.

Until such time, if ever, as we can generate substantial revenues to support our cost structure, we expect to finance cash needs through a combination of equity offerings, debt financings, commercial and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of stockholders will be, or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through commercial agreements, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies and/or future revenue streams, or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Also, our ability to raise necessary financing could be impacted by the COVID-19 pandemic, recent geopolitical events, and inflationary economic conditions and their effects on the market conditions. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our commercialization efforts or grant rights to develop and market other services even if we would otherwise prefer to develop and market these services ourselves or potentially discontinue operations.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our unaudited condensed consolidated financial statements. Our significant accounting policies are described in Note 2 of the Company’s unaudited condensed consolidated financial statements included elsewhere in this Report as well as in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. Our critical accounting policies are described below.

BlueWalker3 Capitalization

We account for research and development costs related to the BW3 test satellite in accordance with ASC 730 – Research and Development (“ASC 730”). We have determined there is an alternative future use for BW3 as defined in this guidance. As such, certain costs related to the construction of the BW3 test satellite are capitalized and reported as construction-in-progress (“CIP”) on our unaudited condensed consolidated balance sheets. We capitalize only those expenditures and ancillary costs that are directly attributable to the construction phase and necessarily incurred to place BW3 into its intended location and use. To date, capitalized expenditures include the costs for satellite parts, paid launch costs, and other non-recurring costs directly associated with BW3 developments. The other non-recurring costs primarily include third-party engineers who are hired solely for the design and assembly of BW3 and are responsible for the value and progression of the project. The costs for internal, recurrent engineers and consultants are expensed as engineering services and not capitalized to the CIP account on our unaudited condensed consolidated balance sheets, as these employees are not directly associated with the development of BW3. Costs incurred that are not directly attributable to the construction phase or necessarily incurred to place BW3 into its intended location and use are recognized as an expense as incurred.

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 - Distinguishing Liabilities from Equity(“ASC 480”) and ASC 815 - Derivatives and Hedging (“ASC 815”). Our assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period-end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, they are recorded at their initial fair value on the date of issuance and subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as a non-cash gain or loss in the unaudited condensed consolidated statements of operations.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of March 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

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

Item 1A. Risk Factors.

As of March 31, 2022, there have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On May 16, 2022, the Company entered into a consulting agreement by and between the Company, AST LLC, and Thomas Severson, the former Chief Financial Officer and Director of the Company (the "Consulting Agreement") to assist with the transition of his duties. Under the Consulting Agreement, Mr. Severson will provide consulting services through April 6, 2023, and the Company will reimburse any of Mr. Severson’s reasonable out-of-pocket expenses. Mr. Severson has also agreed to certain transfer restrictions relating to the Company’s securities. The foregoing summary of the Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, which is filed as Exhibit 10.2 and is incorporated herein by reference.

Further, on May 16, 2022, the Company extended a non-recourse loan in the amount of $1.0 million at an interest rate of 8.00% per annum to Mr. Severson. Both the loan and interest on loan are due for repayment on the second anniversary of its effective date. The loan may be prepaid at any time and is subject to certain mandatory prepayment conditions. The loan is secured by a pledge of $2.0 million of Mr. Severson’s equity securities in AST LLC.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

10.1

Multi-Launch Services Agreement, dated as of March 3, 2022 (including Launch Services Agreement, dated March 3, 2022, relating to the launch of the BlueBird satellite) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2022)

10.2*†	Consulting Agreement, dated as of May 16, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

†Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AST SPACEMOBILE, INC.

Date: May 16, 2022	By:	/s/ Abel Avellan
	Name:	Abel Avellan
	Title:	Chairman and Chief Executive Officer
Principal Executive Officer

Date: May 16, 2022	By:	/s/ Sean R. Wallace
	Name:	Sean R. Wallace
	Title:	Chief Financial Officer
Principal Financial Officer