Form 10-Q
period 2022-06-30
AST SpaceMobile, Inc.
filed 2022-08-16
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022 there were 53,164,732 shares of Class A common stock, $0.0001 per value, 51,636,922 shares of Class B common stock, $0.0001 par value, and 78,163,078 shares of Class C common stock, $0.0001 par value, issued and outstanding.

AST SPACEMOBILE, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AST SPACEMOBILE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except share data)

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$202,371	$321,787
Restricted cash	-	2,750
Accounts receivable	3,569	2,173
Inventories	3,520	1,412
Prepaid expenses	7,020	2,831
Other current assets	16,446	4,850
Total current assets	232,926	335,803

Property and equipment:
BlueWalker 3 satellite - construction in progress	86,584	67,615
Property and equipment, net	37,725	28,327
Total property and equipment, net	124,309	95,942

Other non-current assets:
Operating lease right-of-use assets, net	7,731	7,991
Goodwill	3,355	3,641
Other non-current assets	16,543	559
Total other non-current assets	27,629	12,191

TOTAL ASSETS	$384,864	$443,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,157	$6,638
Accrued expenses and other current liabilities	8,670	7,469
Deferred revenue	7,490	6,636
Current operating lease liabilities	858	634
Total current liabilities	22,175	21,377

Warrant liabilities	40,495	58,062
Non-current operating lease liabilities	7,040	7,525
Long-term debt	4,880	5,000
Total liabilities	74,590	91,964

Commitments and contingencies (Note 7)

Stockholders' Equity:
Class A Common Stock, $.0001 par value; 800,000,000 shares authorized; 51,945,785 and 51,730,904 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	5	5
Class B Common Stock, $.0001 par value; 200,000,000 shares authorized; 51,636,922 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	5	5
Class C Common Stock, $.0001 par value; 125,000,000 shares authorized; 78,163,078 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	8	8
Additional paid-in capital	175,400	171,155
Accumulated other comprehensive loss	(526)	(433)
Accumulated deficit	(84,106)	(70,461)
Noncontrolling interest	219,488	251,693
Total stockholders' equity	310,274	351,972

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$384,864	$443,936

See accompanying notes to the condensed consolidated financial statements

AST SPACEMOBILE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$7,264	$2,773	$9,658	$3,735

Cost of sales (exclusive of items shown separately below)	2,202	1,112	4,189	2,019

Gross profit	5,062	1,661	5,469	1,716

Operating expenses:
Engineering services	11,999	5,784	23,716	10,731
General and administrative costs	13,075	9,157	24,718	14,693
Research and development costs	9,145	9,589	17,426	10,603
Depreciation and amortization	1,185	567	2,285	1,182
Total operating expenses	35,404	25,097	68,145	37,209

Other income (expense):
Gain (loss) on remeasurement of warrant liabilities	23,049	(41,677)	17,567	(41,677)
Other expense, net	(679)	-	(664)	(28)
Total other income (expense), net	22,370	(41,677)	16,903	(41,705)

Loss before income tax expense	(7,972)	(65,113)	(45,773)	(77,198)
Income tax expense	96	56	198	57
Net loss before allocation to noncontrolling interest	(8,068)	(65,169)	(45,971)	(77,255)

Net loss attributable to noncontrolling interest	(5,144)	(45,191)	(32,326)	(45,697)
Net loss attributable to common stockholders	$(2,924)	$(19,978)	$(13,645)	$(31,558)
Net loss per share of common stock attributable to common stockholders (1)
Basic and diluted	$(0.06)	$(0.39)	$(0.26)	$(0.39)
Weighted average shares used in computing net loss per share of common stock (1)
Basic and diluted	51,868,658	51,729,704	51,814,888	51,729,704

(1) Earnings per share information excludes earnings for the periods prior to the Business Combination, as it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Refer to Note 14 for further information.

See accompanying notes to the condensed consolidated financial statements

AST SPACEMOBILE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Net loss before allocation to noncontrolling interest	$(8,068)	$(65,169)	$(45,971)	$(77,255)
Other comprehensive loss
Foreign currency translation adjustments	(166)	(16)	(598)	(281)
Total other comprehensive loss	(166)	(16)	(598)	(281)
Total comprehensive loss before allocation to noncontrolling interest	(8,234)	(65,185)	(46,569)	(77,536)
Comprehensive loss attributable to noncontrolling interest	(5,289)	(45,199)	(32,831)	(45,773)
Comprehensive loss attributable to common stockholders	$(2,945)	$(19,986)	$(13,738)	$(31,763)

See accompanying notes to the condensed consolidated financial statements

AST SPACEMOBILE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(dollars in thousands, except share data)
Three Months Ended June 30, 2022
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance, March 31, 2022	51,782,254	$5	51,636,922	$5	78,163,078	$8	$172,708	$(505)	$(81,182)	$224,839	$315,878
Stock-based compensation	-	-	-	-	-	-	2,242	-	-	198	2,440
Issuance of common stock for commitment shares	21,969	-	-	-	-	-	228	-	-	(38)	190
Vesting of restricted stock units	141,562	-	-	-	-	-	222	-	-	(222)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	(21)	-	(145)	(166)
Net loss	-	-	-	-	-	-	-	-	(2,924)	(5,144)	$(8,068)
Balance, June 30, 2022	51,945,785	$5	51,636,922	$5	78,163,078	$8	$175,400	$(526)	$(84,106)	$219,488	$310,274

Six Months Ended June 30, 2022
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	51,730,904	$5	51,636,922	$5	78,163,078	$8	$171,155	$(433)	$(70,461)	$251,693	$351,972
Stock-based compensation	-	-	-	-	-	-	3,848	-	-	802	4,650
Issuance of common stock for commitment shares	21,969	-	-	-	-	-	228	-	-	(38)	190
Issuance of equity under employee stock plan	-	-	-	-	-	-	(228)	-	-	258	30
Vesting of restricted stock units	192,812	-	-	-	-	-	305	-	-	(305)	-
Warrant exercise	100	-	-	-	-	-	92	-	-	(91)	1
Foreign currency translation adjustments	-	-	-	-	-	-	-	(93)	-	(505)	(598)
Net loss	-	-	-	-	-	-	-	-	(13,645)	(32,326)	(45,971)
Balance, June 30, 2022	51,945,785	$5	51,636,922	$5	78,163,078	$8	$175,400	$(526)	$(84,106)	$219,488	$310,274

Three Months Ended June 30, 2021
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Common Equity (Pre-Combination)		Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Shares	Values	Comprehensive Loss	Deficit	Interest	Equity
Balance, March 31, 2021 (1)	-	$-	-	$-	-	$-	-	129,800,000	$117,943	$(365)	(51,488)	1,916	$68,006
Recapitalization transaction, net of transaction costs of $45.7 million	51,729,704	5	51,636,922	5	78,163,078	8	168,234	(129,800,000)	(117,943)			291,811	342,120
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	256	256
Adjustment to noncontrolling interest upon issuance of incentive units at AST LLC	-	-	-	-	-	-	63	-	-	-	-	(63)	-
Unrealized foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(8)	-	(8)	(16)
Net loss								-	-	-	(19,978)	(45,191)	(65,169)
Balance, June 30, 2021	51,729,704	$5	51,636,922	$5	78,163,078	$8	$168,297	-	$-	$(373)	$(71,466)	$248,721	$345,197

Six Months Ended June 30, 2021
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Common Equity (Pre-Combination)		Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Shares	Values	Comprehensive Loss	Deficit	Interest	Equity
Balance, December 31, 2020 (1)	-	$-	-	$-	-	$-	-	129,800,000	$117,573	$(168)	(39,908)	2,490	$79,987
Stock-based compensation pre Business Combination	-	-	-	-	-	-	-	-	370	-	-	-	370
Recapitalization transaction, net of transaction costs of $45.7 million	51,729,704	5	51,636,922	5	78,163,078	8	168,234	(129,800,000)	(117,943)	-	-	291,811	342,120
Adjustment to noncontrolling interest upon issuance of incentive units at AST LLC	-	-	-	-	-	-	63	-	-	-	-	(63)	-
Stock-based compensation post business combination	-	-	-	-	-	-	-	-	-	-	-	256	256
Unrealized foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(205)	-	(76)	(281)
Net loss								-	-	-	(31,558)	(45,697)	(77,255)
Balance, June 30, 2021	51,729,704	$5	51,636,922	$5	78,163,078	$8	$168,297	-	$-	$(373)	$(71,466)	$248,721	$345,197

(1) Previously reported amounts have been adjusted for the retroactive application of the recapitalization related to the Business Combination. Refer to Note 3 for further information.

See accompanying notes to the condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	For the Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss before allocation to noncontrolling interest	$(45,971)	$(77,255)
Adjustments to reconcile net loss before noncontrolling interest to cash used in operating activities:
Depreciation and amortization	2,285	1,182
(Gain) loss on remeasurement of warrant liabilities	(17,567)	41,677
Non-cash lease expense	267	371
Stock-based compensation	4,695	598
Issuance of common stock for commitment shares	190	-
Changes in operating assets and liabilities:
Accounts receivable	(1,613)	748
Prepaid expenses and other current assets	(16,332)	(3,519)
Inventory	(2,313)	(1,163)
Accounts payable and accrued expenses	2,838	112
Operating lease liabilities	(261)	(220)
Deferred revenue	1,393	1,828
Other assets and liabilities	(16,116)	(2,731)
Net cash used in operating activities	(88,505)	(38,372)

Cash flows from investing activities:
Purchase of property and equipment	(12,197)	(6,998)
BlueWalker 3 satellite - construction in process	(21,403)	(11,600)
Net cash used in investing activities	(33,600)	(18,598)

Cash flows from financing activities:
Proceeds from business combination	-	456,420
Direct and incremental costs incurred for the Business Combination	-	(39,542)
Proceeds from warrant exercises	33	-
Proceeds from debt	230	-
Net cash provided by financing activities	263	416,878

Effect of exchange rate changes on cash and cash equivalents	(324)	(73)

Net (decrease) increase in cash, cash equivalents and restricted cash	(122,166)	359,835
Cash, cash equivalents and restricted cash, beginning of period	324,537	42,777
Cash, cash equivalents and restricted cash, end of period	$202,371	$402,612

Supplemental disclosure of cash flow information:
Non-cash transactions:
Purchases of construction in process in accounts payable	$1,648	$1,813
Purchases of property and equipment in accounts payable	70	517
Right-of-use assets obtained in exchange for operating lease liabilities	272	-

See accompanying notes to the condensed consolidated financial statements

AST SPACEMOBILE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

1.
Organization and Nature of Operations

AST SpaceMobile, Inc., collectively with its subsidiaries (“SpaceMobile” or the “Company”), is an innovative satellite designer and manufacturer. The Company has completed the assembly of its BlueWalker 3 (“BW3”) test satellite. In addition, the Company is in the design, development, and procurement process for the constellation of BlueBird (“BB”) satellites in advance of manufacturing and launching the first space based global cellular broadband network distributed through a constellation of Low Earth Orbit (“LEO”) satellites. Once deployed and operational, the BB satellites are designed to provide connectivity directly to standard/unmodified cellular phones or any 2G/3G/4G LTE and 5G enabled device (the “SpaceMobile Service”). At that point, the Company intends to offer the SpaceMobile Service to cellular subscribers and others through wholesale commercial roaming agreements with cellular service providers on a global basis. The Company operates from multiple locations that include its corporate headquarters and 185,000 square foot satellite assembly, integrating and testing facilities in Texas, and engineering and development centers in the United States, Spain, the United Kingdom, and Israel. In addition, the Company owns 51% of NanoAvionika UAB (“Nano”) located in Lithuania.

On April 6, 2021 (the “Closing Date”), the Company completed a business combination (the “Business Combination”) pursuant to that certain equity purchase agreement, dated as of December 15, 2020 (the “Equity Purchase Agreement”), by and among AST & Science, LLC (“AST LLC”), New Providence Acquisition Corp. (“NPA”), the existing equity holders of AST LLC (“Existing Equityholders”), New Providence Acquisition Management LLC (“Sponsor”), and Mr. Abel Avellan, as representative of the Existing Equityholders. Immediately, upon the completion of the Business Combination, NPA was renamed AST SpaceMobile, Inc. and AST LLC became a subsidiary of the Company. The Business Combination is documented in greater detail in Note 3.

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

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Pursuant to the Business Combination, the transaction between the Company and AST LLC was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, NPA was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of AST LLC issuing stock for the net assets of the Company, accompanied by a recapitalization. The net assets of AST LLC were stated at historical cost and net assets of NPA are stated at fair value, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Business Combination are those of AST LLC. The shares and corresponding capital amounts prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Equity Purchase Agreement.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, included in its Annual Report on Form 10-K filed with the SEC on March 31, 2022 (the “2021 Annual Report on Form 10-K”). The results of operations for the periods presented are not indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or other future year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on historical experience when available and on other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, useful lives assigned to property and equipment, the fair values of warrant liabilities, valuation and potential impairment of goodwill and long-lived assets, and equity-based compensation expense. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates due to risks and uncertainties, including the continued uncertainty surrounding rapidly changing market and economic conditions due to the COVID-19 pandemic, geopolitical conflicts, and recent higher inflation and interest rates.

Foreign Currency Translation and Transaction Gains (Losses)

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

BlueWalker3 Test Satellite Capitalization

The Company accounts for research and development costs related to the BlueWalker3 test satellite based on guidance in ASC 730 - Research and Development (“ASC 730”). The Company determined there is an alternative future use for the BW3 test satellite as defined in this guidance. As such, certain costs related to the assembly of the BW3 test satellite are capitalized and reported as construction-in-progress (“CIP”) on the unaudited condensed consolidated balance sheets. The Company capitalizes only those expenditures and ancillary costs that are directly attributable to assembly and testing and necessarily incurred to place the BW3 test satellite into its intended location and use. To date, capitalized expenditures include the costs for satellite parts, paid launch cost, and other non-recurring costs directly associated with the BW3 test satellite development. The other non-recurring costs primarily include third-party engineers who are hired solely for the design, assembly, and testing of the BW3 test satellite and are responsible for the value and progression of the project. The costs for internal, recurrent engineers and consultants are expensed as engineering services and not capitalized to the CIP account on the unaudited condensed consolidated balance sheets, as these employees are not directly associated with the development of BW3 test satellite.

Property and Equipment

The Company records property and equipment at cost. Cost includes expenditures that are directly attributable to the acquisition of the asset. The cost of self-constructed assets includes the cost of materials and direct labor, and any other costs directly attributable to bringing the asset to a working condition for the intended use. During their construction, items of property and equipment are classified as CIP. When the asset is available for use, it is transferred from CIP to the appropriate category of property and equipment and depreciation on the item commences. Repairs and maintenance costs that do not extend the useful life or enhance the productive capacity of an asset are expensed as incurred and recorded as part of general and administrative operating expenses in the accompanying unaudited condensed consolidated statements of operations. Upon retirement or disposal of property and equipment, the Company derecognizes the cost and accumulated depreciation balance associated with the asset, with a resulting gain or loss from disposal included in the determination of net income or loss. Depreciation expense is computed using the straight-line method over the estimated useful lives which the Company has assigned to its underlying asset classes, which are as follows:

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

For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, they are recorded as a liability at their initial fair value on the date of issuance and subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as an unrealized gain or loss in the unaudited condensed consolidated statements of operations.

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

In conjunction with the Business Combination, the Company also entered into the Tax Receivable Agreement (“TRA”) with AST LLC. Pursuant to the TRA, the Company is required to pay the Existing Equityholders (i) 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) existing tax basis of certain assets of AST LLC and its subsidiaries attributable to the AST LLC Common Units, (B) tax basis adjustments resulting from taxable exchanges of AST LLC Common Units acquired by the Company, (C) tax deductions in respect of portions of certain payments made under the TRA, and (D) certain tax attributes that are acquired directly or indirectly by the Company pursuant to a reorganization transaction. All such payments to the Existing Equityholders of AST LLC are the obligations of the Company, and not that of AST LLC. As of June 30, 2022, there have been no exchanges of AST LLC units for Class A common stock of the Company and, accordingly, no TRA liabilities have been recognized.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$192,707	$-	$-
Total assets measured at fair value	$192,707	$-	$-

Liabilities:
Public warrant liability	$24,147	$-	$-
Private placement warrant liability	-	16,348	-
Total liabilities measured at fair value	$24,147	$16,348	$-

	December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$314,747	$-	$-
Total assets measured at fair value	$314,747	$-	$-

Liabilities:
Public warrant liability	$34,151	$-	$-
Private placement warrant liability	-	23,911	-
Total liabilities measured at fair value	$34,151	$23,911	$-

As of June 30, 2022 and December 31, 2021, respectively, the Company had $202.4 million and $321.8 million of cash and cash equivalents, of which $192.7 million and $314.7 million, respectively, is classified as cash equivalents, which consists principally of short-term money market funds with original maturities of 90 days or less. For certain instruments, including cash, accounts receivable, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

Warrant liabilities are comprised of both publicly issued warrants (“Public Warrants”) and private placement warrants (“Private Placement Warrants”), exercisable for shares of Class A common stock of the Company. Warrant liabilities are documented in greater detail at Note 12. As of June 30, 2022 and December 31, 2021, the Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ASTSW”.

The Private Warrants are valued using a Black-Scholes-Merton Model. As of June 30, 2022 and December 31, 2021, the Private Warrants are classified as Level 2 as the transfer of Private Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. For this reason, the Company determined that the volatility of each Private Warrant is equivalent to that of each Public Warrant.

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
•
The expected volatility assumption was based on the implied volatility of the Company’s publicly-traded warrants, which as of June 30, 2022 and December 31, 2021 was 76.3% and 75.6%, respectively.
5.
Other Current Assets

Other Current Assets consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Advances to suppliers	$15,082	$3,270
VAT receivable	1,364	1,580
Total Other Current Assets	$16,446	$4,850

6.
Property and Equipment

Property and equipment, net consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Land	$1,350	$1,350
Computers, software, and equipment	3,827	2,810
Leasehold improvements	7,131	6,416
Satellite antennas	4,913	2,996
Lab, assembly, and integration equipment	11,490	10,301
Others (1)	1,558	1,345
Property and equipment	30,269	25,218
Accumulated depreciation	(5,713)	(3,592)
Other construction in progress	13,169	6,701
Property and equipment, net	37,725	28,327

BlueWalker 3 satellite - construction in progress	86,584	67,615
Total property and equipment, net	$124,309	$95,942

(1) Includes vehicles, furniture and fixtures, and a phased array test facility.

Depreciation expense for the six months ended June 30, 2022 and 2021 was approximately $2.2 million and $1.1 million, respectively. Depreciation expense for the three months ended June 30, 2022 and 2021 was approximately $1.2 million and $0.5 million, respectively.

SpaceX Multi-Launch Agreement

On March 3, 2022, AST LLC entered into an agreement (the “Multi-Launch Agreement”) with Space Exploration Technologies Corp. (“SpaceX”). The Multi-Launch Agreement provides a framework for future launches of the Company’s satellites through December 31, 2024, including the launches of the BW3 test satellite and the first BB satellite. As part of the Multi-Launch Agreement, the Company and SpaceX agreed on a framework for additional launch service agreements relating to the launch of future BB satellites. In connection with entry into the Multi-Launch Agreement, the Company paid an aggregate amount of $22.8 million, of which $8.0 million related to adjustments of certain technical launch parameters for the BW3 test satellite was capitalized to BlueWalker 3 satellite - construction in progress in the unaudited condensed consolidated balance sheet, and $14.8 million of deposits related to the first BB initial payment and launch reservation fee for a future BB launch was recorded to Other non-current assets in the unaudited condensed consolidated balance sheet. The exact timing of the satellite launches is contingent on a number of factors, including satisfactory and timely completion of assembly and testing. The Multi-Launch Agreement permits the Company to delay launches of its satellites upon payment of certain rebooking fees.

7.
Commitments and Contingencies

Legal Proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities as of June 30, 2022 and December 31, 2021.

8.
Goodwill

The change in the carrying amount of goodwill for the six months ended June 30, 2022 is summarized as follows (in thousands):

Goodwill
Balance as of December 31, 2021	$3,641
Translation adjustments	(286)
Balance as of June 30, 2022	$3,355

9.
Debt

Nano Business Credit Agreement

On December 8, 2021, the Company’s subsidiary, Nano, entered into an agreement with AB SEB Bank (the “Lender”) pursuant to which the Lender agreed to provide up to $0.4 million (the “Business Credit”) to fund certain capital expenditures. Nano may use this facility to fund up to 70% of certain capital expenditures on an as-invoiced basis through March 2022, at which time outstanding principal and interest were due and payable in monthly installments commencing on March 31, 2022 and continuing until December 6, 2025. Borrowings under the agreement bear interest at a rate per annum equal to the EURIBOR plus 3.00%. As of June 30, 2022, the outstanding balance was approximately $0.3 million which is classified within accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets.

Long-term debt

Long-term debt consists of the following, (in thousands):

	June 30, 2022	December 31, 2021
Term Loan	$5,000	$5,000
Less: current portion	(120)	-
Total long-term debt	$4,880	$5,000

On December 8, 2021, the Company’s subsidiary, AST & Science Texas, LLC, executed an agreement to purchase real property, including offices, industrial warehouse buildings and equipment for a total purchase price of $8.0 million. In connection with the purchase, AST & Science Texas, LLC entered into an agreement with Lone Star State Bank of West Texas (the “Credit Agreement”) to issue a term promissory note (the “Term Loan”) for $5.0 million with a maturity date of December 8, 2028 that is secured by the property.

Borrowings under the Term Loan bear interest at a fixed rate equal to 4.20% per annum until December 2026, and from December 2026 until December 2028 at a fixed rate per annum equal to 4.20% subject to adjustment if the index rate as defined in the Credit Agreement is greater than 4.20%. Interest is payable monthly in arrears commencing in January 2022. Thereafter, outstanding principal and accrued interest will be due and payable in monthly installments of $40,000, commencing in January 2023 and continuing until November 2028, with the final remaining balance of unpaid principal and interest due and payable in December 2028. As of June 30, 2022, and December 31, 2021, there was no accrued interest payable in connection with this Term Loan.

10.
Revenue

Disaggregation of Revenue

The Company’s subsidiary, Nano, recognizes revenue related to sales of manufactured small satellites and their components, as well as launch-related services. Currently, this is the Company’s only source of revenue. Revenue recognized over time versus revenue recognized upon transfer during the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue from performance obligations recognized over time	$6,411	$2,059	$8,494	$2,580
Revenue from performance obligations recognized at point-in-time transfer	853	714	1,164	1,155
Total	$7,264	$2,773	$9,658	$3,735

Contract Balances

Contract assets relate to the Company’s unconditional right to consideration for its completed performance under the contract. As of June 30, 2022 and December 31, 2021, the Company had no material contract assets. Contract liabilities relate to payments received in advance of performance under the contract. Contract liabilities (i.e., deferred revenue) are recognized as revenue as (or when) the Company performs under the contract. The following table reflects the change in contract liabilities for the period indicated (in thousands):

Six Months Ended June 30, 2022
Beginning balance	$6,636
Revenue recognized that was included in the contract liability at the beginning of the year	(1,565)
Increase, excluding amounts recognized as revenue during the period	2,419
Ending balance	$7,490

As of June 30, 2022, the Company had deferred revenue of $7.5 million classified in current liabilities related to performance obligations that have not yet been satisfied. The Company expects to recognize the revenue associated with satisfying these performance obligations within the next 12 months.

11.
Stockholders’ Equity

The unaudited condensed consolidated statements of stockholders’ equity reflect the Business Combination as described in Note 3. Prior to the Business Combination, NPA was a Special Purpose Acquisition Company or a “blank check company,” defined as a development stage company formed for the sole purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Class A Common Stock

At June 30, 2022, there were 51,945,785 shares of Class A common stock issued and outstanding. Holders of Class A common stock are entitled to one vote for each share. The Company is authorized to issue 800,000,000 shares of Class A common stock with a par value of $0.0001 per share.

Class B Common Stock

At June 30, 2022, there were 51,636,922 shares of Class B common stock issued and outstanding. Shares of Class B common stock were issued to the Existing Equityholders of AST LLC (other than Mr. Avellan) in connection with the Business Combination and are noneconomic, but entitle the holder to one vote per share. The Company is authorized to issue 200,000,000 shares of Class B common stock with a par value of $0.0001 per share.

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

Class C Common Stock

At June 30, 2022, there were 78,163,078 shares of Class C common stock issued and outstanding. Shares of Class C common stock were issued to Mr. Avellan in connection with the Business Combination and are non-economic, but entitle the holder to ten votes per share (the “Super-Voting Rights”). The Company is authorized to issue 125,000,000 shares of Class C common stock with a par value of $0.0001 per share.

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

Noncontrolling Interest

Nano

AST LLC owns 51.0% of and controls Nano. As a result, the Company consolidates the financial results of Nano and reports noncontrolling interests representing the equity interests held by equity-holders other than the Company in the unaudited condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the noncontrolling interest percentage in Nano was approximately 49.0%. There were no changes to the noncontrolling interest percentage during the three and six months ended June 30, 2022 and 2021. On July 2, 2022, AST LLC entered into a share sale and purchase agreement for the sale of all of its 51.0% interest in Nano. Refer to Note 17 for further information.

AST LLC

On April 6, 2021, upon the close of the Business Combination, the Company held a 28.5% ownership interest in AST LLC and became the sole managing member of AST LLC, allowing it to control the operating decisions of AST LLC. As a result of this control, the Company has consolidated the financial position and results of operations of AST LLC. The Company reports noncontrolling interests representing the equity interest in AST LLC held by members other than the Company in the accompanying unaudited condensed consolidated balance sheets. On the date of the Business Combination, the noncontrolling interest percentage in AST LLC was approximately 71.5%. During the three and six months ended June 30, 2022 and 2021, there was an immaterial change in the noncontrolling interest percentage as a result of the exercise of warrants and the issuance of incentive units at AST LLC. As of June 30, 2022, the noncontrolling interest percentage in AST LLC was approximately 71.5%.

Changes in the Company’s ownership interest in AST LLC while retaining control of AST LLC are accounted for as equity transactions. Each issuance of the Company’s Class A common stock is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in a change in ownership and reduces the amount recorded as noncontrolling interest and increases additional paid-in capital. At June 30, 2022, there were 11,498,700 Public Warrants and 6,100,000 Private Placement Warrants outstanding (see Note 12 for further details), each of which entitles the holder to purchase one whole share of Class A common stock at a price of $11.50 per share. Each warrant exercise is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in a change in ownership and reduces the amount recorded as noncontrolling interest and increases additional paid in capital.

In addition, the AST LLC Agreement permits the noncontrolling interest holders of AST LLC Common Units to exchange AST LLC Common Units, together with related shares of the Company’s Class B or Class C common stock, for shares of the Company’s Class A common stock on a one-for-one basis or, at the election of the Company, for cash (a “Cash Exchange.”) A Cash Exchange is limited to the amount of net proceeds from the issuance of Class A common stock. Future redemptions or direct exchanges of AST LLC Common Units by the noncontrolling interest holders will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. Certain members of AST LLC also hold incentive stock options that are subject to service or performance conditions (see Note 13 for further details), that are exercisable for AST LLC Common Units. The exercise of the options results in a change in ownership and increases the amount recorded as noncontrolling interest and decreases additional paid-in capital.

Common Stock Purchase Agreement

On May 6, 2022, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (collectively referred to as the “Purchase Agreement”) with B. Riley Principal Capital, LLC (“B. Riley”). Pursuant to the Purchase Agreement, the Company has the right, in its sole discretion, to sell to B. Riley up to $75.0 million of shares of the Company’s Class A common stock at 97% of the volume weighted average price (“VWAP”) of the Class A common stock calculated in accordance with the Purchase Agreement, over a period of 24 months subject to certain limitations and conditions contained in the Purchase Agreement. Sales and timing of any sales of Class A common stock are solely at the election of the Company, and the Company is under no obligation to sell any securities to B. Riley under the Purchase Agreement. As consideration for B. Riley’s commitment to purchase shares of the Company’s Class A common stock, the Company issued 21,969 shares of its Class A common stock as initial commitment shares and will issue an aggregate of 65,907 shares of its Class A common stock if certain conditions are met. On July 5, 2022, the Company issued additional 21,969 shares of its Class A common stock when the first VWAP purchase occurred.

Other than the issuance of the initial commitment shares of the Company’s Class A common stock to B. Riley, the Company had not issued any shares of its Class A common stock to raise capital under the Purchase Agreement as of June 30, 2022. The Company incurred an aggregate cost of approximately $0.9 million in connection with the Purchase Agreement, including the fair value of the 21,969 shares of Class A common stock issued to B. Riley upon the execution of the agreement.

Subsequent to June 30, 2022 and through August 5, 2022 the Company issued 1,166,993 shares of its Class A common stock, which does not include the 43,938 shares of Class A common stock issued as commitment shares, aggregating to net proceeds of $7.6 million under the Purchase Agreement.

12.
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

During the six months ended June 30, 2022, 100 Public Warrants were exercised at a price of $11.50 per share, resulting in cash proceeds of approximately $1,150 and the issuance of 100 shares of Class A common stock. At June 30, 2022 there were 11,498,700 Public Warrants and 6,100,000 Private Placement Warrants outstanding. At December 31, 2021, there were 11,498,800 Public Warrants and 6,100,000 Private Placement Warrants outstanding.

As of June 30, 2022 and December 31, 2021, the Company recorded warrant liabilities of $40.5 million and $58.1 million in the unaudited condensed consolidated balance sheets, respectively. For the three and six months ended June 30, 2022, the Company recognized a gain of $23.0 million and $17.6 million, respectively on the change in the fair value of the warrant liabilities in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2021, the Company recognized a loss of $(41.7) million on the change in the fair value of the warrant liabilities in the unaudited condensed consolidated statements of operations.

13.
Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation, measured at the grant date based on the fair value of the award, is typically recognized ratably over the requisite services period, using the straight-line method of expense attribution. The Company recorded stock-based compensation expense in the following categories of its unaudited condensed consolidated statements of operations and balance sheets (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Engineering services	$986	$215	$2,265	$539
General and administrative costs	1,454	27	2,430	59
BlueWalker 3 Satellite - construction in progress (1)	-	14	(45)	28
Total	$2,440	$256	$4,650	$626
(1)
For the six months ended June 30, 2022 stock-based compensation was reversed as a result of forfeiture of options previously provided to a supplier.

The Company estimates the fair value of the stock option awards to employees, non-employees and non-employee members of the Board of Directors using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected volatility of our stock, (ii) the expected term of the award, (iii) the risk-free interest rate, and (iv) any expected dividends. Due to the lack of company-specific historical and implied volatility data, the Company based the estimate of expected volatility on the estimated and expected volatilities of a representative group of publicly traded companies. For these analyses, the Company selects companies with comparable characteristics including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of the Company’s stock price becomes available. For awards that qualify as “plain-vanilla” options, the Company estimates the expected life of the employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company elects to account for forfeitures as they occur rather than apply an estimated forfeiture rate to stock-based payment expense.

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

As of June 30, 2022, AST LLC was authorized to issue a total of 12,812,959 ordinary shares under a reserve set aside for equity awards. As of June 30, 2022, there were 11,323,469 AST LLC options outstanding under the AST LLC Incentive Plan. Following the Business Combination on April 6, 2021, no further equity award grants were made under the AST LLC Incentive Plan.

The following table summarizes AST LLC’s option activity for the six months ended June 30, 2022:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2021	12,359,322	$0.83	1.39
Granted	-	-
Exercised	(558,550)	0.06
Cancelled or forfeited	(477,303)	0.92
Outstanding at June 30, 2022	11,323,469	$0.86	0.95
Options exercisable as of June 30, 2022	7,520,139	$0.48	0.81
Vested and expected to vest at June 30, 2022	11,323,469	$0.86	0.95

The following table summarizes the Company’s unvested option activity for the six months ended June 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	5,188,990	$0.64
Granted	-	-
Vested	(917,499)	0.43
Forfeited	(468,161)	0.93
Unvested at June 30, 2022	3,803,330	$0.72

There were no stock options granted during the six months ended June 30, 2022. The weighted-average grant-date fair value per share of stock options granted during the six months ended June 30, 2021 was $4.15. As of June 30, 2022, total unrecognized compensation expense related to the unvested stock options was $2.3 million, which is expected to be recognized over a weighted average period of 1.0 years.

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

Stock Options

As of June 30, 2022, there were 2,557,981 service-based options outstanding under the 2020 Plan.

The following table summarizes the Company’s option activity under the 2020 Plan for the six months ended June 30, 2022:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2021	1,889,115	$10.35	3.36
Granted	789,600	7.91
Exercised	-	-
Cancelled or forfeited	(120,734)	9.91
Outstanding at June 30, 2022	2,557,981	$9.62	3.18
Options exercisable as of June 30, 2022	358,477	$10.11	2.62
Vested and expected to vest at June 30, 2022	2,557,981	$9.62	3.18

The following table summarizes the Company’s unvested option activity for the period ended June 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	1,803,344	$4.41
Granted	789,600	3.52
Vested	(285,575)	4.09
Forfeited	(107,865)	4.17
Unvested at June 30, 2022	2,199,504	$4.12

The weighted-average grant-date fair value per share of stock options granted during the six months ended June 30, 2022 was $3.52. There were no stock options granted during the six months ended June 30, 2021. As of June 30, 2022, total unrecognized compensation expense related to the unvested stock options was $8.2 million, which is expected to be recognized over a weighted average period of 3.2 years.

Restricted Stock Units

As of June 30, 2022, there were 2,336,226 restricted stock units outstanding under the 2020 Plan.

The following table summarizes the Company’s unvested restricted stock unit activity for the six months ended June 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	1,686,031	$10.14
Granted	905,000	7.17
Vested	(216,805)	10.04
Forfeited	(38,000)	8.54
Unvested at June 30, 2022	2,336,226	$6.98

As of June 30, 2022, total unrecognized compensation expense related to the unvested restricted stock units was $13.6 million, which is expected to be recognized over a weighted average period of 2.8 years.

SpaceMobile 2020 Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”). The aggregate number of common stock shares that may be issued pursuant to rights granted under the ESPP is 2,000,000 shares. If any right granted under the ESPP shall for any reason terminate without having been exercised, the shares not purchased under such right shall again become available for issuance under the ESPP. As of June 30, 2022, the Company had not issued any awards under this plan.

14.
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

Prior to the Business Combination, the membership structure of AST LLC included units which shared in the profits and losses of AST LLC. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the readers of these unaudited condensed consolidated financial statements. Therefore, the basic and diluted earnings per share for the three and six months ended June 30, 2021 represent only the period of April 6, 2021 to June 30, 2021.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except per share data):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Numerator
Net loss before allocation to noncontrolling interest	$(8,068)	$(45,971)
Net loss attributable to noncontrolling interest	(5,144)	(32,326)
Net loss attributable to common stockholders - basic and diluted	$(2,924)	$(13,645)
Denominator
Weighted-average shares of Class A common stock outstanding - basic and diluted	51,868,658	51,814,888
Earnings per share of Class A common stock - basic and diluted	$(0.06)	$(0.26)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Numerator
Net loss before allocation to noncontrolling interest	$(65,169)	$(77,255)
Net loss attributable to AST LLC pre-Business Combination	-	(11,580)
Net loss attributable to noncontrolling interest	(45,191)	(45,697)
Net loss attributable to common stockholders - basic and diluted	$(19,978)	$(19,978)
Denominator
Weighted-average shares of Class A common stock outstanding - basic and diluted	51,729,704	51,729,704
Earnings per share of Class A common stock - basic and diluted	$(0.39)	$(0.39)

Shares of the Company’s Class B and Class C common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B and Class C common stock under the two-class method has not been presented.

At June 30, 2022, the Company excluded from the calculation of diluted earnings per share 51,636,922 shares of Class B common stock, 78,163,078 shares of Class C common stock, 11,498,700 Public Warrants outstanding, 6,100,000 Private Warrants outstanding, and 785,000 unvested performance-based restricted stock units as their effect would have been anti-dilutive.

15.
Related Parties

Nano Financing Agreement

On January 12, 2022, AST LLC entered into a financing agreement (the “Nano Financing Agreement”) with Nano, pursuant to which AST LLC made available to Nano a revolving loan for up to €1.5 million, whereby Nano has the ability to draw up to €0.8 million at a time subject to certain conditions. The loan will bear interest at a rate of 4.00% per annum payable annually on the last day of each calendar year, or 7% upon an Event of Default as defined in the loan agreement. Principal payments will be due and payable upon the issuance and/or sale of equity securities of Nano, and each calendar quarter if Nano’s consolidated cash exceeds €4.0 million, with the final remaining balance of unpaid principal and interest due on December 1, 2023. As of June 30, 2022, there was $0.5 million outstanding under the Nano Financing Agreement. Upon closing of the sale of Nano, all amounts outstanding will be repaid and the Nano Financing Agreement will be terminated. The Nano Financing Agreement is accounted for as an intercompany transaction in the Company’s unaudited condensed consolidated financial statements.

InMotion Holdings LLC

AST LLC owns 51% of and controls NanoAvionika UAB, a private limited liability company organized and existing under the law of the Republic of Lithuania (“Nano Lithuania”). Pursuant to that certain Investment Agreement dated November 7, 2017 (the “Investment Agreement”) by and among Nano Lithuania, InMotion Holdings, LLC, a Delaware limited liability company wholly-owned by the Company’s Chief Executive Officer and Chairman of the Board, Mr. Avellan (“InMotion”), and the other parties to the Investment Agreement, InMotion owns one share of Nano Lithuania. Pursuant to the terms of a Service Agreement between Nano Lithuania and InMotion dated March 1, 2018 (the “Services Agreement”), InMotion is to provide consulting services including but not limited to marketing, sale support and general management support to Nano Lithuania. In connection with the Service Agreement, InMotion is entitled to receive an option to acquire 2,919 newly issued shares of Nano Lithuania at €305.64 per share (the “Option”) and a management fee totaling $15,000 per month; however, during the term of the Service Agreement, no management fees have been billed to, or collected from, Nano Lithuania, and InMotion intend to enter into an amendment to the Service Agreement to provide that its sole compensation under the Service Agreement will be the Option. In addition, AST LLC owns 51% of and controls NanoAvionics US LLC, a Delaware limited liability company (“Nano US”). Pursuant to that certain Limited Liability Company Operating Agreement dated February 21, 2020 (the “Operating Agreement”) by and among Nano US, InMotion, and the other parties to the Operating Agreement, InMotion owns one share of Nano US and an option to acquire 2,919 newly issued shares of Nano US at an equivalent price per share as the option in Nano Lithuania, representing collectively with such one share, a 13% interest on a fully-diluted basis. Refer to Note 17 for further information.

Support Services Agreement

On January 20, 2020, the Company entered into the Support Services Agreement with Finser Corporation (“Finser”), which is part of the Cisneros Group of Companies, of which Ms. Adriana Cisneros, a member of the Company’s Board of Directors, is the Chief Executive Officer, whereby Finser will provide the Company consulting and administrative support services. The Company incurred less than $0.1 million in consulting services for the three and six months ended June 30, 2022 and 2021, which were included within the general and administrative costs on the unaudited condensed consolidated statements of operations. The agreement terminated on June 30, 2022.

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

Also, AST LLC entered into a side letter with Vodafone dated December 15, 2020, under which AST LLC has agreed (i) not to enter into any material corporate strategic relationship or material commercial agreement with a party other than Vodafone and its affiliates that would be reasonably expected to materially frustrate AST LLC’s ability to satisfy the obligations under the Vodafone Commercial Agreements with certain exceptions; (ii) to allocate sufficient funds in the capital budget to facilitate compliance with the obligations under the Vodafone Commercial Agreements; and (iii) not to alter the business plan in a manner that is materially detrimental to AST LLC’s ability to satisfy the obligations under the Vodafone Commercial Agreements.

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

The usage of any American Tower services in a Vodafone market will be memorialized in a commercial agreement among all three parties. In markets where Vodafone does not operate (“Carrier Neutral Markets”), AST LLC and American Tower may enter into an agreement for American Tower to manage the operation of our deployed gateway facility in such market. In Carrier Neutral Markets where the Company requires a third party to provide a gateway facility or services, AST LLC agrees to not accept any bid that is inferior to American Tower’s best and final proposal for such gateway facility or services. AST LLC also agrees to use commercially reasonable efforts to utilize American Tower facilities in (i) Vodafone markets where Vodafone decides to not use its facilities, (ii) in Carrier Neutral Markets, and (iii) instances where the Company requires a third-party vendor.

Additionally, AST LLC will work with American Tower to evaluate and plan gateway facility and radio access network data center deployments with preferred vendor status to offer carrier-neutral hosting facilities in certain equatorial markets. American Tower will serve as the preferred vendor for carrier neutral hosting facilities. AST LLC will pay American Tower a monthly connection fee for use of a carrier neutral hosting facility, which will be charged back to each applicable mobile network operator. If AST LLC and American Tower agree to construct a new carrier neutral hosting facility or improve an existing one and American Tower elects to fund all such capital expenditures, American Tower will provide AST LLC with a fair-market, long-term lease to such facility. No payments have been made to date between AST LLC and American Tower under the Amended and Restated Letter Agreement. American Tower has the right to designate one individual to the Board of Directors. Currently, American Tower’s designee is Ed Knapp, Chief Technology Officer, American Tower.

Rakuten

On February 4, 2020, AST LLC entered into a commercial agreement with Rakuten for the development of exclusive network capabilities in Japan compatible with the mobile network of Rakuten and its affiliates, which agreement was amended and restated as of December 15, 2020 (the “Rakuten Agreement”). Under the terms of the Rakuten Agreement, AST LLC agreed to make investments in building network capabilities in Japan that are compatible with the mobile network of Rakuten and its affiliates. Furthermore, AST LLC will collaborate with Rakuten to ensure network capability with Rakuten’s licensed frequencies, including full coverage in Japan with 3GPP Band 3 frequencies with multiple input multiple output (“MIMO”) capability. Upon the launch of such coverage, Rakuten will receive unlimited, exclusive rights and usage capacity in Japan in exchange for a $0.5 million annual maintenance fee payable to AST LLC or our successors. Furthermore, AST LLC will make $5.0 million (or such lesser amount as mutually agreed upon the parties) in capital investments towards the design, assembly, acquisition and implementation of ground communication assets. AST LLC and Rakuten will receive unlimited rights and usage of the ground assets for their respective operations, including, but not limited to, satellite and other telecommunication communications. The Rakuten Agreement includes a commercial roadmap for AST LLC’s satellite launches with key performance indicators (“KPIs”) that AST LLC must meet. If the applicable KPIs are not met for the last two phases of the satellite launch program in accordance with such commercial roadmap or if AST LLC becomes subject to any bankruptcy proceeding or becomes insolvent, AST LLC shall pay to Rakuten a penalty amount of $10.0 million.

The term of the Rakuten Agreement shall remain in effect until AST LLC or its successor fulfills obligations under the Rakuten Agreement. No payments have been made to date between AST LLC and Rakuten under the Rakuten Agreement. Rakuten has the right to designate two individuals to our Board of Directors. Currently, Rakuten’s designees are Hiroshi Mikitani, Founder, Chairman and Chief Executive Officer, Rakuten, Inc., and Tareq Amin, Chief Executive Officer, Rakuten Mobile.

Agreement with former Chief Financial Officer and Director

On May 16, 2022, the Company entered into a consulting agreement by and between the Company, AST LLC, and Thomas Severson, the former Chief Financial Officer, Chief Operating Officer and Director of the Company (the “Consulting Agreement”) to assist with the transition of his duties. Under the Consulting Agreement, Mr. Severson will provide consulting services through April 6, 2023, and the Company will reimburse any of Mr. Severson’s reasonable out-of-pocket expenses. Mr. Severson has also agreed to certain transfer restrictions relating to the Company’s securities. Mr. Severson has subsequently indicated to the Company that he is no longer able to provide consulting services and as of July 22, 2022, pursuant to the terms of the Consulting Agreement, Mr. Severson is no longer performing consulting services for the Company.

Further, on May 16, 2022, the Company extended a non-recourse loan in the amount of $1.0 million at an interest rate of 8.00% per annum to Mr. Severson. Both the loan and interest on loan are due for repayment on the second anniversary of its effective date. The loan may be prepaid at any time and is subject to certain mandatory prepayment conditions. The loan is secured by a pledge of 260,756 AST LLC Common Units of Mr. Severson’s equity securities in AST LLC.

16.
Income Taxes

The consolidated effective tax rate for the three and six months ended June 30, 2022 was (1.36)% and (0.44)%, respectively and the consolidated effective tax rate for the three and six months ended June 30, 2021 was (0.09)% and (0.07)% respectively. The difference in the effective rates between periods is driven by income tax expense assessed against non-U.S earnings. The difference between the federal statutory tax rate of 21% and the effective tax rate is primarily driven by the Company’s Up-C organizational structure and allocation of AST LLC results to noncontrolling interest holders and the valuation allowance recorded against the Company’s net deferred tax assets.

The Company had no uncertain tax positions as of June 30, 2022 and December 31, 2021.

The Tax Receivable Agreement holders did not acquire any Class A common stock in an Exchange or Reorganization Transaction, as defined in the Tax Receivable Agreement, during the reporting period. As a result, no Tax Receivable Agreement liability has been recorded as of June 30, 2022.

17.
Subsequent Events

Nano Share Sale and Purchase Agreement

On July 2, 2022, AST LLC entered into a share sale and purchase agreement (the “Share Sale and Purchase Agreement”) for the sale of all of its 51% interest in its subsidiary, Nano (the “Share Sale”). The Share Sale and Purchase Agreement provides for a purchase price of no less than €65.0 million in total enterprise value for the purchase of Nano, which is estimated to result in gross cash proceeds of approximately €27.1 million to the Company for the sale of its Nano shares, subject to customary working capital and net debt adjustments. The completion of the Share Sale is subject to certain customary closing conditions, including receipt of all required regulatory approvals, and is expected to close in the third quarter of 2022. In connection with closing of the Share Sale, AST LLC is expected to enter into a cooperation agreement with Nano relating to ongoing commercial arrangements following closing of the Share Sale.

The Company will begin to account for the assets and liabilities of Nano as held for sale as of the date the Share Sale and Purchase Agreement was entered, on July 2, 2022. Based on Nano’s carrying value of $3.8 million as of June 30, 2022, and estimated net cash proceeds of approximately $27.0 million from the sale, there is no impairment on the date that the assets and liabilities will be reclassified as held for sale.

In addition, pursuant to the terms of the Share Sale and Purchase Agreement, InMotion, which is wholly-owned by Abel Avellan and considered a related party to the Company, will receive approximately €7.7 million on account of the option it holds to acquire shares of Nano. The Company does not have any ownership interest in InMotion and will not receive any of these proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise noted or where the context requires otherwise, references in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to AST SpaceMobile, Inc. and references to our “management” or our “management team” refer to our officers and directors.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report and with our Annual Report on Form 10-K for the year ended December 31, 2021, including our audited consolidated financial statements and related notes contained therein.

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

Overview

We and our global partners are building what we believe is the first space-based cellular broadband network designed to be accessible by standard mobile phones. Our SpaceMobile Service is expected to provide cost-effective, high-speed mobile broadband services with global coverage to all end-users, regardless of where they live or work, without the need to purchase special equipment. We believe the SpaceMobile Service would be the first global direct mobile broadband network using LEO satellites to provide connectivity to any standard, unmodified, off-the-shelf mobile phone or 2G/3G/4G LTE/5G and IoT-enabled device. We intend to work with Mobile Network Operators (“MNOs”) to offer the SpaceMobile Service to the MNOs’ end-user customers. Our vision is that users will not need to subscribe to the SpaceMobile Service directly with us, nor will they need to purchase any new or additional equipment. Instead, users will be able to access the SpaceMobile Service when prompted on their mobile device that they are no longer within range of the land-based facilities of the MNO operator or will be able to purchase a plan directly with their existing mobile provider.

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

On April 1, 2019, we launched our first test satellite, BW1, which was used to validate our satellite to cellular architecture and was capable of managing communications delays from LEO and the effects of doppler in a satellite to ground cellular environment using the 4G-LTE protocols.

We have completed the assembly and significant test protocols of our BW3 test satellite as of the date of this report. The BW3 test satellite has an aperture of 693 square feet and is designed to communicate directly with mobile phones via 3GPP standard frequencies. As of the date of this report, the BW3 test satellite is at the launch facility undergoing integration testing with the launch vehicle and is expected to be launched during early to mid-September 2022. The actual launch date remains subject to change and is contingent on a number of factors including, but not limited to, final integration, timely readiness of the launch vehicle and other unknowns including, but not limited to, weather conditions or technical problems. As of June 30, 2022, we had incurred approximately $86.6 million of capitalized costs (including launch cost and non-recurring engineering costs) related to the assembly and testing of the BW3 test satellite. We expect to incur certain post-assembly costs related to the BW3 test satellite, including the insurance, transportation, launch vehicle integration testing, and software integration testing.

We are also currently developing and designing our constellation of BlueBird (“BB”) satellites. We plan to leverage skills, know-how and technological expertise derived from the design and assembly of our BW3 test satellite in the development of our BB satellite platform. We are currently planning the first generation of commercial BB satellites (“Block 1 BB Satellites”) utilizing the BB satellite platform. We expect the Block 1 BB Satellites will be of similar size and weight to the BW3 test satellite and have design improvements for enhanced power efficiency and throughput designed to increase capacity. We currently expect to launch five Block 1 BB Satellites in late 2023. Following the launch and deployment of five Block 1 BB Satellites, we currently plan to initiate a limited, noncontinuous SpaceMobile Service in certain countries and seek to generate revenue from such service. Prior to initiating such service, we will need to obtain regulatory approvals in each jurisdiction where we would provide such service and would need to enter into definitive agreements with the MNOs relating to the offering of such service in each jurisdiction.

We believe the deployment of Block 1 BB Satellites and subsequent initiation of limited service may provide numerous benefits including a first mover advantage and helping to demonstrate the advantages of a satellite to cellular service in the marketplace. This market activity can commence while we continue the development and testing of the next generation of the BB satellites. Our future generations of BB satellites are expected to derive greater throughput by taking advantage of growing improvements in the processing power of our radio frequency systems and the power output of our solar arrays as well as the capacity advantages of deploying larger size antennas. We currently plan to achieve substantial global coverage following the launch of approximately 110 BB satellites. Following the completion of substantial global coverage, we expect to introduce MIMO capabilities which would complete the constellation of 168 satellites. The timeline for the development and commercialization of our BB satellites has been, and continues to be, subject to numerous uncertainties, many of which are beyond our control, including, satisfactory and timely completion of satellite components and assembly and testing of the satellites, availability of launch windows by the launch providers, proposed orbits and resulting satellite coverage, launch costs, ability to enter into agreements with MNOs, regulatory approvals, and other factors. Accordingly, we may adopt a deployment and commercialization strategy that may differ materially from our previous and/or current plans.

The SpaceMobile Service has not yet generated revenue. After we begin to launch and deploy our Block 1 BB Satellites, we currently plan to initiate a limited, noncontinuous SpaceMobile Service in certain countries and seek to generate revenue from such service. We plan to deploy our BB satellites in a phased approach over time and expect to offer continuous coverage SpaceMobile Service in targeted geographical locations once we have deployed the necessary number of satellites for each area. We may adopt a strategy for commercial launch of the SpaceMobile Service, including the nature and type of services offered and the countries where we may launch such services, that may differ materially from our current plan.

We operate from multiple locations that include our corporate headquarters and 185,000 square foot satellite assembly, integrating and testing facilities in Texas, and engineering and development locations in the United States, Israel, Spain, and the United Kingdom. We are currently industrializing the assembly, integration, and testing processes for the future production of the BB satellites. We are making the necessary capital investments in the assembly, integration and testing (“AIT”) facility in Texas. We are hiring, and expect to continue hiring, assembly, integration, and testing employees necessary for the production of the BB satellites and engineers that will be required to test and integrate the BB satellites. Also, we are continuing to implement and integrate various systems, such as product lifecycle management, manufacturing execution system, enterprise resource planning system, and other systems required to industrialize the manufacturing processes of the BB satellites. We are also actively engaged with the third-party vendors to secure supply of components and materials for our BB satellites. Furthermore, we are continuing to expand our research and development (“R&D”) efforts for the development of electronics required for BB satellites and cellular and ground infrastructure and gateways.

In March 2022, we entered into a Multi-Launch Agreement with Space Exploration Technologies Corp. (“SpaceX”) which provides a framework for future launches of our satellites through December 31, 2024, and a framework for additional launch service agreements relating to the launch of future BB satellites. The exact timing of the satellite launches is contingent on a number of factors, including satisfactory and timely completion of assembly and testing of the BB satellites. The Multi-Launch Agreement permits us to delay launches of our satellites upon payment of certain rebooking fees.

We have received an experimental license from the Federal Communications Commission (“FCC”) supporting our U.S.-based testing of the BW3 test satellite. The license covers BW3 test satellite space-to-ground testing in the United States using 3GPP low-band cellular frequencies and Q/V-band frequencies, subject to certain restrictions. We require additional authorizations, including operating licenses from the FCC and other regulators for our planned constellation of BB satellites.

We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. Please refer to Risk Factors contained in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Developments

On July 2, 2022, AST & Science, LLC (“AST LLC”) entered into a share sale and purchase agreement (the “Share Sale and Purchase Agreement”) for the sale of all of its 51% interest in its subsidiary, NanoAvionika UAB (“Nano”) headquartered in Lithuania (the “Share Sale”). The Share Sale and Purchase Agreement provides for a purchase price of no less than €65.0 million in total enterprise value for the purchase of Nano, which is estimated to result in gross cash proceeds of approximately €27.1 million to us for the sale of our Nano shares, subject to customary working capital and net debt adjustments. The completion of the Share Sale is subject to certain customary closing conditions, including receipt of all required regulatory approvals, and is expected to close in the third quarter of 2022. Upon closing of the sale of Nano, all amounts outstanding under the Nano Financing Agreement will be repaid and the Nano Financing Agreement will be terminated. In connection with closing of the Share Sale, AST LLC is expected to enter into a cooperation agreement with Nano relating to ongoing commercial arrangements following closing of the Share Sale.

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

Impact of COVID-19 Pandemic and Global Macroeconomic Conditions

We continue to closely monitor the impact of the COVID-19 pandemic and macroeconomic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policies, higher interest rates, volatility in the capital markets, and supply chain challenges, on all aspects of our business across geographies, including how it has and may continue to impact our operations, workforce, suppliers, and our ability to raise additional funds to fund operating and capital expenditures. Changes in the prices of satellite materials due to inflation, supply chain challenges, and other macroeconomic factors may affect our capital costs estimates to build and launch the satellite constellation and adversely affect our financial condition. The extent of impact of these factors on our business will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. To date, these factors have not had a material impact on our technology development efforts or results of our operations. However, if macroeconomic conditions deteriorate or there are unforeseen developments with respect to the current COVID-19 pandemic, our results of operations and financial condition may be adversely affected.

Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

The consolidated assets, liabilities and results of operations for the period from January 1, 2021 up to April 6, 2021, the date the Company completed a business combination (the “Business Combination”), are those of our accounting predecessor, AST LLC. After the Business Combination, upon obtaining additional funding of $416.9 million, we significantly expanded research and development initiatives, made significant progress on the BW3 test satellite and design of the BB satellites, increased the headcount of employees and consultants, and expanded our operations through June 30, 2022.

Our future results of operations will be driven by our ability to execute on our strategy and could differ materially from the historical results of operations. We intend to continue to make necessary capital investments to industrialize our AIT facilities, procure satellite materials and components, continue the research and development initiatives, and increase the headcount of our employees and consultants to support the production and launch of the BB satellites and expand our operations. All of these factors could result in materially different capital and operating expenses during the future periods. Also, we do not expect to generate revenue in future periods after the completion of the sale of Nano, which is expected to occur in the third quarter of 2022, until we launch the SpaceMobile Service.

Components of Results of Operations

Revenues

To date, we have not generated any revenues from our SpaceMobile Service. Our 51% owned subsidiary, Nano, generates revenue from the development and manufacture of satellite technology, and ancillary sales and services globally. Nano also sells individual satellite parts, subsystems, and software to be configured to customers’ satellites, and enters into “rideshare” type agreements whereby Nano provides hosted payload services using customers’ payloads integrated with Nano-owned satellite buses for scheduled launches. Accordingly, all revenue recognition presented herein exclusively relates to Nano’s sales of goods and services. We do not expect to generate revenue in future periods after the completion of the sale of Nano, which is expected to occur in the third quarter of 2022, until we launch the SpaceMobile Service.

Cost of Sales

Cost of sales includes the purchase price of various products used and services performed to execute Nano’s sales contracts. Cost of sales also includes operational costs to fulfil Nano customer orders, including costs for Nano employees and overhead. We do not expect to incur cost of sales in future periods after the completion of the sale of Nano, which is expected to occur in the third quarter of 2022, until we launch the SpaceMobile Service.

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

Depreciation and Amortization

Depreciation and amortization expense includes amounts related to property and equipment as well as definite lived intangible assets. Once the BW3 test satellite is placed in orbit, we expect a significant portion of our depreciation expense to relate to the depreciation of this asset, given its assigned useful life is two years.

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

Other Income (Expense), Net

Other income (expense), net consists of interest earned on cash and cash equivalents held by us in interest bearing demand deposit accounts, net of any interest expense, as well as transaction costs incurred in connection with the Purchase Agreement and other miscellaneous non-operating items, including foreign exchange gains or losses.

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

Noncontrolling Interest

Noncontrolling interest primarily represents the equity interest in AST LLC held by the Existing Equityholders other than us. As of June 30, 2022, the Existing Equityholders’ equity ownership percentage in AST LLC was approximately 72%. Also, noncontrolling interest includes the equity interests in our subsidiary, Nano, held by equityholders other than us. As of June 30, 2022, the noncontrolling interests in Nano were approximately 49%. We attribute a portion of net income or loss generated at AST LLC and Nano to the noncontrolling interests based on their ownership interests.

Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021 (in thousands) and the discussion that follows compares the three months ended June 30, 2022 to the three months ended June 30, 2021.

	For the Three Months Ended June 30,
	(unaudited)
	2022	2021	$ Change	% Change
Revenues	$7,264	$2,773	$4,491	162%

Cost of sales (exclusive of items shown separately below)	2,202	1,112	1,090	98

Gross profit	5,062	1,661	3,401	205

Operating expenses:
Engineering services	11,999	5,784	6,215	107
General and administrative costs	13,075	9,157	3,918	43
Research and development costs	9,145	9,589	(444)	(5)
Depreciation and amortization	1,185	567	618	109
Total operating expenses	35,404	25,097	10,307	41

Other income (expense):
Gain (loss) on remeasurement of warrant liabilities	23,049	(41,677)	64,726	155
Other expense, net	(679)	-	(679)	100
Total other income (expense), net	22,370	(41,677)	64,047	(154)

Loss before income tax expense	(7,972)	(65,113)	57,141	(88)
Income tax expense	96	56	40	71
Net loss before allocation to noncontrolling interest	(8,068)	(65,169)	57,101	(88)

Net loss attributable to noncontrolling interest	(5,144)	(45,191)	40,047	(89)
Net loss attributable to common stockholders	$(2,924)	$(19,978)	$17,054	(85)%

Revenues

Total revenues increased by $4.5 million, or 162%, to $7.3 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase in revenue was primarily attributable to the completion of performance obligations associated with existing Nano customer contracts.

Cost of Sales

Total cost of sales increased by $1.1 million, or 98%, to $2.2 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase in cost of sales was primarily attributable to increased production and services under existing Nano customer contracts during the three months ended June 30, 2022.

Engineering Services

Total engineering services increased by $6.2 million, or 107%, to $12.0 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was primarily attributable to a $5.6 million increase in payroll and employee related costs, including stock-based compensation expense, as a result of an increase in headcount period over period. The remaining increase relates to a $0.6 million increase in general expenses at engineering centers to support the engineering efforts related to the integration, testing, and development of our satellites.

General and Administrative Costs

Total general and administrative costs increased by $3.9 million, or 43%, to $13.1 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This increase was primarily attributable to a $2.2 million increase in payroll and employee related costs as a result of an increase in headcount as well as an increase in stock-based compensation awards granted since the prior period. The remaining $1.7 million increase was primarily attributable to increases in office related costs at our facilities, travel expenses due to decreasing COVID-19 travel restrictions, software license costs, and insurance expenses.

Research and Development Costs

Total R&D costs decreased by $(0.4) million, or -5%, to $9.1 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. R&D costs are primarily attributable to third-party development efforts relating to the BB satellites to be used in the SpaceMobile constellation. Total R&D costs are expected to fluctuate quarter over quarter, as R&D costs are driven by milestones.

Depreciation and Amortization

Total depreciation and amortization expense increased by $0.6 million, or 109%, to $1.2 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was primarily due to the purchase of additional fixed assets and leasehold improvements during the period. Depreciation expense is expected to increase significantly once the BW3 test satellite is placed into orbit given its assigned useful life of two years.

Gain (Loss) on Remeasurement of Warrant Liabilities

Decrease in fair value of warrant liabilities resulted in a gain of $23.0 million for the three months ended June 30, 2022 as compared to the loss of $41.7 million for the three months ended June 30, 2021.

Other Income (Expense)

Increase in other expense is primarily due to transaction costs incurred in connection with the Purchase Agreement during the three months ended June 30, 2022.

Income Tax Expense

The provision for income taxes was $0.1 million for the three months ended June 30, 2022 and June 30, 2021. The consolidated effective tax rate for the three months ended June 30, 2022 and June 30, 2021 was (1.36)% and (0.09)%, respectively. The difference in the effective rates between periods is driven by income tax expense assessed against non-U.S earnings. For further information, see Note 16: Income Taxes to our unaudited condensed consolidated financial statements included in Item 1 of this report.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $(5.1) million for the three months ended June 30, 2022 as compared to $(45.2) million in the three months ended June 30, 2021. The decrease in net loss attributable to noncontrolling interest for the three months ended June 30, 2022 correlates with the decrease in net loss generated at AST LLC.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

The following table sets forth a summary of our consolidated results of operations for the interim periods indicated below and the changes between the periods.

	For the Six Months Ended June 30,
	(unaudited)
	2022	2021	$ Change	% Change
Revenues	$9,658	$3,735	$5,923	159%

Cost of sales (exclusive of items shown separately below)	4,189	2,019	2,170	107

Gross profit	5,469	1,716	3,753	219

Operating expenses:
Engineering services	23,716	10,731	12,985	121
General and administrative costs	24,718	14,693	10,025	68
Research and development costs	17,426	10,603	6,823	64
Depreciation and amortization	2,285	1,182	1,103	93
Total operating expenses	68,145	37,209	30,936	83

Other income (expense):
Gain (loss) on remeasurement of warrant liabilities	17,567	(41,677)	59,244	142
Other expense, net	(664)	(28)	(636)	(2,271)
Total other income (expense), net	16,903	(41,705)	58,608	(141)

Loss before income tax expense	(45,773)	(77,198)	31,425	(41)
Income tax expense	198	57	141	247
Net loss before allocation to noncontrolling interest	(45,971)	(77,255)	31,284	(40)

Net loss attributable to noncontrolling interest	(32,326)	(45,697)	13,371	(29)
Net loss attributable to common stockholders	$(13,645)	$(31,558)	$17,913	(57)%

Revenues

Total revenues increased by $5.9 million, or 159%, to $9.7 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase in revenue was primarily attributable the completion of performance obligations associated with both new and existing Nano customer contracts during the six months ended June 30, 2022.

Cost of Sales

Total cost of sales increased by $2.2 million, or 107%, to $4.2 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase correlates with the increase in revenue and was primarily attributable to increased production and services under new and existing Nano sales contracts during the six months ended June 30, 2022.

Engineering Services

Total engineering services increased by $13.0 million, or 121%, to $23.7 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was primarily attributable to a $11.6 million increase in payroll and employee related costs, including stock-based compensation expense, as a result of an increase in headcount period over period. The remaining $1.4 million increase relates to general expenses at engineering centers to support engineering efforts related to the integration, testing, and development of our satellites.

General and Administrative Costs

Total general and administrative costs increased by $10.0 million, or 68%, to $24.7 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase was primarily attributable to a $3.7 million increase in payroll and employee related costs as a result of an increase in headcount period over period, as well as an increase in stock-based compensation awards granted since the prior period. The $2.5 million increase in office-related costs was primarily attributable to increased costs for repairs and maintenance at our existing facility in Texas, headcount-driven increases in office supplies, software licensing costs, and increased rent. The $1.5 million increase in insurance costs was attributable to increased insurance needs, including related to D&O insurance, intellectual property insurance and insurance coverage for our expanded facilities. The $1.4 million increase in travel expenses was related to decreasing COVID-19 travel restrictions. The remaining $0.9 million increase was attributable to increase in professional services fees, software licensing costs, and other miscellaneous expenses.

Research and Development Costs

Total research and development costs increased by $6.8 million, or 64%, to $17.4 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. R&D costs are primarily attributable to third-party development efforts relating to the BB satellites to be used in the SpaceMobile constellation. Prior to the second quarter of 2021, our operations primarily related to constructing the BW3 test satellite, and therefore R&D efforts were limited. The increase in R&D costs was primarily due to completion of milestones on ongoing and new R&D programs. Total R&D costs are expected to fluctuate quarter over quarter, as R&D costs are driven by milestones.

Depreciation and Amortization

Total depreciation and amortization expense increased by $1.1 million, or 93%, to $2.3 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was primarily due to the purchase of additional fixed assets and leasehold improvements during the six months ended June 30, 2022.

Gain (Loss) on Remeasurement of Warrant Liabilities

Decrease in fair value of warrant liabilities resulted in a gain of $17.6 million for the six months ended June 30, 2022 as compared to the loss of $41.7 million during the six months ended June 30, 2021.

Other Income (Expense)

Increase in other expense is primarily due to transaction costs incurred in connection with the Purchase Agreement during the second quarter ended June 30, 2022.

Income Tax Expense

The provision for income taxes was $0.2 million for the six months ended June 30, 2022 and $0.1 million for the six months ended June 30, 2021. The consolidated effective tax rate for the six months ended June 30, 2022 and June 30, 2021 was (0.44%) and (0.07)%, respectively. The difference in the effective rates between periods is driven by income tax expense assessed against non-U.S earnings. For further information, see Note 16: Income Taxes to our unaudited condensed consolidated financial statements included in Item 1 of this report.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $(32.3) million for the six months ended June 30, 2022 as compared to $(45.7) million in the six months ended June 30, 2021. The decrease in net loss attributable to noncontrolling interest for the six months ended June 30, 2022 correlates with the decrease in net loss generated at AST LLC.

Liquidity and Capital Resources

We require capital to fund our operating expenses and to make capital expenditures. As of June 30, 2022, we had $202.4 million of cash and cash equivalents on hand. We believe our cash on hand is sufficient to meet our current working capital needs, planned operating expenses and capital expenditure for a period of at least 12 months from the date of this Quarterly Report.

The design, assembly, integration, testing and launch of satellites and related ground infrastructure is capital-intensive. We currently estimate the capital expenditures required for the design, assembly and launch of our first 20 commercial satellites to be between approximately $300.0 million and $340.0 million. The estimated capital costs to complete the satellite configurations have increased from our prior estimates due to a number of factors. We expect that the initial five satellites will use existing components from our BlueWalker 3 test satellite design including FPGA (Field Programmable Gate Array), reaction wheels and antennas. We believe that utilizing these existing components and technology will enable us to launch these satellites sooner but will also result in an increase in cost per satellite due to the current higher costs of these first generation components. The cost of the satellite configuration has also increased due to the impacts of inflation, supply chain disruptions, design changes, and increases in the cost of electronic components, assembly equipment, launch costs, salaries and other aspects of our satellite design and assembly activities. These estimated costs are preliminary estimates and based on certain assumptions and information currently available to us and are subject to changes based on numerous factors, including potential price changes due to inflation, supply chain disruptions and volume discounts, design changes, delays in development of components and materials, launch costs, launch insurance, and other factors. Accordingly, actual costs may materially differ from our current estimates.

We will require additional capital to assemble and launch the BB satellites and provide the SpaceMobile Service. We expect to raise additional funds through the issuance of equity, equity related or debt securities, or through obtaining credit from government or financial institutions or commercial partners, although our ability to access the capital markets during this period of volatility may require us to modify our current expectations. We are in discussions with financial institutions regarding equipment financing to enhance liquidity. The additional capital will be necessary to fund ongoing operations, continue research, development and design efforts, improve infrastructure, and launch satellites. There can be no assurance that additional funds will be available to us on favorable terms or at all. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects may be materially and adversely affected.

We have contractual obligations, including non-cancellable operating leases for office space, with terms expiring through February 2028. During the six months ended June 30, 2022, there were no material changes from the future minimum annual rental payments required under the operating lease agreements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. As of June 30, 2022, we had contractual commitments with third parties in the aggregate amount of $45.3 million related to R&D programs, capital improvements, and procurement of BB satellite components. We expect these commitments will continue to increase as we complete the supply chain and electronics development in preparation for the production and launch of the BB satellites.

Common Stock Purchase Agreement

On May 6, 2022, we entered into a Purchase Agreement with B. Riley. Pursuant to the Purchase Agreement, we have the right, in our sole discretion, to sell to B. Riley up to $75.0 million of shares of our Class A common stock at 97% of the volume weighted average price (“VWAP”) of the Class A common stock calculated in accordance with the Purchase Agreement, over a period of 24 months subject to certain limitations and conditions contained in the Purchase Agreement. Sales and timing of any sales of Class A common stock are solely at our election, and we are under no obligation to sell any securities to B. Riley under the Purchase Agreement. As consideration for B. Riley’s commitment to purchase shares of the Company’s Class A common stock, the Company issued 21,969 shares of its Class A common stock as initial commitment shares and will issue an aggregate of 65,907 shares of its Class A common stock if certain conditions are met. On July 5, 2022, the Company issued additional 21,969 shares of its Class A common stock when the first VWAP purchase occurred. Other than the issuance of the initial commitment shares of the Company’s Class A common stock to B. Riley, the Company had not issued any shares of its Class A common stock to raise capital under the Purchase Agreement as of June 30, 2022. Subsequent to June 30, 2022 and through August 5, 2022 the Company issued 1,166,993 shares of its Class A common stock, which does not include the 43,938 shares of Class A common stock issued as commitment shares, aggregating to net proceeds of $7.6 million under the Purchase Agreement.

Texas Financing Agreement

In December 2021, concurrent with the purchase of real property and equipment in Midland, Texas, our wholly-owned subsidiary, AST & Science Texas, LLC (“AST Texas”), entered into a new Credit Agreement providing for a $5.0 million term loan secured by the property. Borrowings under the term loan bear interest at a fixed rate equal to 4.20% per annum until December 7, 2026, and from December 8, 2026 until December 8, 2028 at a fixed rate per annum equal to 4.20% subject to adjustment if the index rate as defined in the Credit Agreement is greater than 4.20%. See the notes to the unaudited condensed consolidated financial statements (Refer to Note 9) contained elsewhere in this Quarterly Report for more information.

The Credit Agreement contains certain customary events of default, and certain covenants that limit AST Texas’ ability to, among other things, create liens on collateral, consolidate, merge, sell, or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with its affiliates. If AST Texas fails to perform its obligations under these and other covenants, or should any event of default occur, the term loan may be terminated and any outstanding borrowings, together with unpaid accrued interest, could be declared immediately due and payable, and the lender will be authorized to take possession of the collateral.

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2022 and 2021 (in thousands) (unaudited):

	For the Six Months Ended June 30,
	(unaudited)
	2022	2021
Cash and cash equivalents	$202,371	$402,612
Cash used in operating activities	$(88,505)	$(38,372)
Cash used in investing activities	(33,600)	(18,598)
Cash provided by financing activities	263	416,878

Operating activities

Cash used in operating activities was $(88.5) million for the six months ended June 30, 2022, including $14.8 million of deposits paid to SpaceX related to the first BB initial payment and a launch reservation fee for a future BB launch, as compared to cash used in operating activities of $(38.4) million for the six months ended June 30, 2021. The $35.3 million increase in cash used in operating activities, excluding the above mentioned deposits paid to SpaceX, was attributable to higher operating expenses as a result of an increase in headcount, research and development efforts, software license costs, professional services fees and other office related expenses, and an increase in advances paid to vendors for development and procurement of long-lead components for our BB satellites.

Investing activities

Cash used in investing activities was $(33.6) million for the six months ended June 30, 2022, as compared to cash used in investing activities of $(18.6) million for the six months ended June 30, 2021. The $15.0 million increase in cash used in investing activities was primarily attributable to a $9.8 million increase in BW3 test satellite assembly costs and a $5.2 million increase in purchases of property and equipment including construction costs incurred at the Company’s new facility in Midland, Texas, satellite antennas, and test equipment.

Financing activities

Cash provided by financing activities was $0.3 million during the six months ended June 30, 2022, as compared to cash provided by financing activities of $416.9 million during the six months ended June 30, 2021. Cash provided by financing activities for the six months ended June 30, 2021 was attributable to the proceeds from the Business Combination.

Impact of Inflation

While inflation may impact our capital and operating expenditures, we believe the effects of inflation, if any, on our historical results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations, capital cost estimates, and financial condition will not be materially impacted by the current heightened levels of inflation.

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

•
Negotiation of launch agreements (including launch costs), launch delays or failures, deployment failures, or in-orbit satellite failures;
•
Addressing any competing technological and market developments;
•
Seeking and obtaining market access approvals; and
•
Attracting, hiring, and retaining qualified personnel.

Until such time, if ever, as we can generate substantial revenues to support our cost structure, we expect to finance cash needs through a combination of equity offerings, debt financings, commercial and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through commercial agreements or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies and/or future revenue streams, or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Also, our ability to raise necessary financing could be impacted by the COVID-19 pandemic, recent geopolitical events, and inflationary economic conditions and their effects on the market conditions. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our commercialization efforts or grant rights to develop and market other services even if we would otherwise prefer to develop and market these services ourselves, or potentially discontinue operations.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our unaudited condensed consolidated financial statements. For a discussion of our critical accounting policies, see “Critical Accounting Policies” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of June 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors and there can be no assurances that favorable outcomes will be obtained. We are not currently party to any material legal proceedings.

Item 1A. Risk Factors.

As of June 30, 2022, there have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

10.1

Common Stock Purchase Agreement, dated as of May 6, 2022, between AST SpaceMobile, Inc. and B. Riley Principal Capital, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 6, 2022)

10.2

Registration Rights Agreement, dated as of May 6, 2022, between AST SpaceMobile, Inc. and B. Riley Principal Capital, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 6, 2022)

10.3	Consulting Agreement, dated as of May 16, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on May 16, 2022)
10.4	NanoAvionika UAB Share Sale and Purchase Agreement, dated as of July 2, 2022 (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed with the SEC on July 5, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AST SPACEMOBILE, INC.

Date: August 15, 2022	By:	/s/ Abel Avellan
	Name:	Abel Avellan
	Title:	Chairman and Chief Executive Officer
Principal Executive Officer

Date: August 15, 2022	By:	/s/ Sean R. Wallace
	Name:	Sean R. Wallace
	Title:	Chief Financial Officer
Principal Financial Officer