Form 10-Q
period 2022-09-30
AST SpaceMobile, Inc.
filed 2022-11-14
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022 there were 55,391,978 shares of Class A common stock, $0.0001 per value, 51,636,922 shares of Class B common stock, $0.0001 par value, and 78,163,078 shares of Class C common stock, $0.0001 par value, issued and outstanding.

AST SPACEMOBILE, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AST SPACEMOBILE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except share data)

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$198,869	$321,787
Restricted cash (1)	660	2,750
Accounts receivable	-	2,173
Inventories	-	1,412
Prepaid expenses	5,650	2,831
Other current assets	20,127	4,850
Total current assets	225,306	335,803

Property and equipment:
BlueWalker 3 satellite - construction in progress	92,094	67,615
Property and equipment, net	43,543	28,327
Total property and equipment, net	135,637	95,942

Other non-current assets:
Operating lease right-of-use assets, net	7,901	7,991
Goodwill	-	3,641
Other non-current assets	17,424	559
Total other non-current assets	25,325	12,191

TOTAL ASSETS	$386,268	$443,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,546	$6,638
Accrued expenses and other current liabilities	10,837	7,469
Deferred revenue	-	6,636
Current operating lease liabilities	803	634
Total current liabilities	21,186	21,377

Warrant liabilities	56,390	58,062
Non-current operating lease liabilities	7,195	7,525
Long-term debt	4,820	5,000
Total liabilities	89,591	91,964

Commitments and contingencies (Note 7)

Stockholders' Equity:
Class A Common Stock, $.0001 par value; 800,000,000 shares authorized; 54,369,296 and 51,730,904 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	5	5
Class B Common Stock, $.0001 par value; 200,000,000 shares authorized; 51,636,922 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	5	5
Class C Common Stock, $.0001 par value; 125,000,000 shares authorized; 78,163,078 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	8	8
Additional paid-in capital	185,435	171,155
Accumulated other comprehensive loss	(271)	(433)
Accumulated deficit	(93,872)	(70,461)
Noncontrolling interest	205,367	251,693
Total stockholders' equity	296,677	351,972

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$386,268	$443,936

(1)
As of September 30, 2022, restricted cash of $0.7 million represents deposits against the bank guaranty issued to the landlord for lease of a property. As of December 31, 2021, restricted cash of $2.8 million represented deposits with a bank to exclusively use for capital improvements at the Company’s facility in Texas, United States.

See accompanying notes to the condensed consolidated financial statements

AST SPACEMOBILE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$4,168	$2,450	$13,825	$6,185

Cost of sales (exclusive of items shown separately below)	2,525	2,103	6,714	4,122

Gross profit	1,643	347	7,111	2,063

Operating expenses:
Engineering services	14,492	8,026	38,208	18,757
General and administrative costs	12,916	9,331	37,634	24,031
Research and development costs	13,543	4,888	30,969	15,491
Depreciation and amortization	1,172	867	3,457	2,049
Total operating expenses	42,123	23,112	110,268	60,328

Other income (expense):
(Loss) gain on remeasurement of warrant liabilities	(15,897)	39,401	1,669	(2,276)
Other income, net	24,875	184	24,211	156
Total other income (expense), net	8,978	39,585	25,880	(2,120)

(Loss) income before income tax expense	(31,502)	16,820	(77,277)	(60,385)
Income tax expense	550	16	747	73
Net (loss) income before allocation to noncontrolling interest	(32,052)	16,804	(78,024)	(60,458)

Net (loss) income attributable to noncontrolling interest	(22,286)	12,689	(54,613)	(33,015)
Net (loss) income attributable to common stockholders	$(9,766)	$4,115	$(23,411)	$(27,443)
Net (loss) income per share of common stock attributable to common stockholders (1)
Basic	$(0.18)	$0.08	$(0.45)	$(0.31)
Diluted	$(0.18)	$0.07	$(0.45)	$(0.31)
Weighted average shares used in computing net (loss) income per share of common stock (1)
Basic	53,233,552	51,729,704	52,292,972	51,729,704
Diluted	53,233,552	51,839,841	52,292,972	51,729,704

(1)
Earnings per share information excludes earnings for the periods prior to the Business Combination, as it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Refer to Note 15 for further information.

See accompanying notes to the condensed consolidated financial statements

AST SPACEMOBILE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Net (loss) income before allocation to noncontrolling interest	$(32,052)	$16,804	$(78,024)	$(60,458)
Other comprehensive loss
Foreign currency translation adjustments	(1,267)	(220)	(1,865)	(494)
Total other comprehensive loss	(1,267)	(220)	(1,865)	(494)
Total comprehensive (loss) income before allocation to noncontrolling interest	(33,319)	16,584	(79,889)	(60,952)
Comprehensive (loss) income attributable to noncontrolling interest	(23,083)	12,490	(55,915)	(33,283)
Comprehensive (loss) income attributable to common stockholders	$(10,236)	$4,094	$(23,974)	$(27,669)

See accompanying notes to the condensed consolidated financial statements

AST SPACEMOBILE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(dollars in thousands, except share data)
Three Months Ended September 30, 2022
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance, June 30, 2022	51,945,785	$5	51,636,922	$5	78,163,078	$8	$175,400	$(526)	$(84,106)	$219,488	$310,274
Stock-based compensation	-	-	-	-	-	-	2,217	-	-	182	2,399
Issuance of common stock in connection with common stock purchase agreement and equity distribution agreement	2,301,013	-	-	-	-	-	8,132	-	-	10,089	18,221
Issuance of incentive units under employee stock plan	-						-		-	30	30
Vesting of restricted stock units	121,398	-	-	-	-	-	(331)	-	-	(86)	(417)
Warrant exercise	1,100						17		-	(2)	15
Deconsolidation of subsidiary	-						-	725		(1,251)	(526)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(470)	-	(797)	(1,267)
Net loss	-	-	-	-	-	-	-	-	(9,766)	(22,286)	$(32,052)
Balance, September 30, 2022	54,369,296	$5	51,636,922	$5	78,163,078	$8	$185,435	$(271)	$(93,872)	$205,367	$296,677

Nine Months Ended September 30, 2022
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	51,730,904	$5	51,636,922	$5	78,163,078	$8	$171,155	$(433)	$(70,461)	$251,693	$351,972
Stock-based compensation	-	-	-	-	-	-	6,065	-	-	984	7,049
Issuance of common stock in connection with common stock purchase agreement and equity distribution agreement	2,322,982	-	-	-	-	-	8,360	-	-	10,052	18,412
Issuance of incentive units under employee stock plan	-	-	-	-	-	-	(228)	-	-	288	60
Vesting of restricted stock units	314,210	-	-	-	-	-	(26)	-	-	(391)	(417)
Warrant exercise	1,200	-	-	-	-	-	109	-	-	(93)	16
Deconsolidation of subsidiary	-	-	-	-	-	-	-	725		(1,251)	(526)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(563)	-	(1,302)	(1,865)
Net loss	-	-	-	-	-	-	-	-	(23,411)	(54,613)	(78,024)
Balance, September 30, 2022	54,369,296	$5	51,636,922	$5	78,163,078	$8	$185,435	$(271)	$(93,872)	$205,367	$296,677

Three Months Ended September 30, 2021
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Loss	Deficit	Interest	Equity
Balance, June 30, 2021	51,729,704	$5	51,636,922	$5	78,163,078	$8	168,297	$(373)	(71,466)	248,721	$345,197
Stock-based compensation	-	-	-	-	-	-	1,088	-	-	219	1,307
Foreign currency translation adjustments	-	-	-	-	-	-	-	(21)	-	(199)	(220)
Net income	-	-	-	-	-	-	-	-	4,115	12,689	16,804
Balance, September 30, 2021	51,729,704	$5	51,636,922	$5	78,163,078	$8	$169,385	$(394)	$(67,351)	$261,430	$363,088

Nine Months Ended September 30, 2021
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Common Equity (Pre-Combination)		Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Shares	Values	Comprehensive Loss	Deficit	Interest	Equity
Balance, December 31, 2020 (1)	-	$-	-	$-	-	$-	-	129,800,000	$117,573	$(168)	(39,908)	2,490	$79,987
Stock-based compensation pre-Business Combination	-	-	-	-	-	-	-	-	370	-	-	-	370
Recapitalization transaction, net of transaction costs of $45.7 million	51,729,704	5	51,636,922	5	78,163,078	8	168,234	(129,800,000)	(117,943)	-	-	291,811	342,120
Adjustment to noncontrolling interest upon issuance of incentive units at AST LLC	-	-	-	-	-	-	63	-	-	-	-	(63)	-
Stock-based compensation post-Business Combination	-	-	-	-	-	-	1,088	-	-	-	-	475	1,563
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(226)	-	(268)	(494)
Net loss								-	-	-	(27,443)	(33,015)	(60,458)
Balance, September 30, 2021	51,729,704	$5	51,636,922	$5	78,163,078	$8	$169,385	-	$-	$(394)	$(67,351)	$261,430	$363,088

(1) Previously reported amounts have been adjusted for the retroactive application of the recapitalization related to the Business Combination. Refer to Note 3 for further information.

See accompanying notes to the condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss before allocation to noncontrolling interest	$(78,024)	$(60,458)
Adjustments to reconcile net loss before noncontrolling interest to cash used in operating activities:
Gain on sale of Nano	(24,646)	-
Depreciation and amortization	3,457	2,049
(Gain) loss on remeasurement of warrant liabilities	(1,669)	2,276
Non-cash lease expense	364	505
Stock-based compensation	7,093	1,899
Issuance of common stock for commitment shares	332	-
Changes in operating assets and liabilities:
Accounts receivable	(2,241)	710
Prepaid expenses and other current assets	(20,444)	(2,700)
Inventory	(2,461)	(282)
Accounts payable and accrued expenses	12,259	(1,069)
Operating lease liabilities	(323)	(354)
Deferred revenue	2,395	1,662
Other assets and liabilities	(17,516)	(2,850)
Net cash used in operating activities	(121,424)	(58,612)

Cash flows from investing activities:
Purchase of property and equipment	(20,685)	(11,293)
BlueWalker 3 satellite - construction in process	(25,165)	(29,201)
Proceeds from sale of Nano, net of cash deconsolidated and transaction costs	26,036	-
Net cash used in investing activities	(19,814)	(40,494)

Cash flows from financing activities:
Proceeds from issuance of common stock	16,994	-
Proceeds from business combination	-	456,420
Direct and incremental costs incurred for the Business Combination	-	(39,542)
Issuance of incentive units under employee stock plan	60
Warrant exercises	14	-
Proceeds from debt	230	-
Net cash provided by financing activities	17,298	416,878

Effect of exchange rate changes on cash and cash equivalents	(1,068)	(159)

Net (decrease) increase in cash, cash equivalents and restricted cash	(125,008)	317,613
Cash, cash equivalents and restricted cash, beginning of period	324,537	42,777
Cash, cash equivalents and restricted cash, end of period	$199,529	$360,390

Supplemental disclosure of cash flow information:
Non-cash transactions:
Purchases of construction in process in accounts payable	$3,966	$2,266
Purchases of property and equipment in accounts payable	755	1,306
Right-of-use assets obtained in exchange for operating lease liabilities	1,129	-

See accompanying notes to the condensed consolidated financial statements

AST SPACEMOBILE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

1.
Organization and Nature of Operations

AST SpaceMobile, Inc., collectively with its subsidiaries (“SpaceMobile” or the “Company”), is an innovative satellite designer and manufacturer. The Company launched its BlueWalker 3 (“BW3”) test satellite on September 10, 2022. On November 14, 2022, the Company announced the completion of the deployment of the communication array of the BW3 test satellite in orbit to conduct a series of tests to directly communicate with standard/unmodified cellular devices via 3GPP standard frequencies at 5G speeds in conjunction with various cellular service providers across the world.

In addition, the Company is in the design, development, and procurement process for the constellation of BlueBird (“BB”) satellites in advance of manufacturing and launching its planned first space-based global cellular broadband network distributed through a constellation of Low Earth Orbit (“LEO”) satellites. Once deployed and operational, the BB satellites are designed to provide connectivity directly to standard/unmodified cellular phones or any 2G/3G/4G LTE and 5G enabled device at up to 5G speeds (the “SpaceMobile Service”). At that point, the Company intends to offer the SpaceMobile Service to cellular subscribers and others through wholesale commercial roaming agreements with cellular service providers on a global basis. The Company operates from multiple locations that include its corporate headquarters and 185,000 square foot satellite assembly, integrating and testing facilities in Texas, and engineering and development centers in the United States, Spain, the United Kingdom, and Israel.

On April 6, 2021 (the “Closing Date”), the Company completed a business combination (the “Business Combination”) pursuant to that certain equity purchase agreement, dated as of December 15, 2020 (the “Equity Purchase Agreement”), by and among AST & Science, LLC (“AST LLC”), New Providence Acquisition Corp. (“NPA”), the existing equity holders of AST LLC (“Existing Equityholders”), New Providence Acquisition Management LLC (“Sponsor”), and Mr. Abel Avellan, as representative of the Existing Equityholders. Immediately upon the completion of the Business Combination, NPA was renamed AST SpaceMobile, Inc. and AST LLC became a subsidiary of the Company. The Business Combination is documented in greater detail in Note 3.

Following the consummation of the Business Combination (the “Closing”), the combined company is organized in an “Up-C” structure in which the business of AST LLC and its subsidiaries is held by SpaceMobile and continues to operate through the subsidiaries of AST LLC, and in which SpaceMobile’s only direct assets consist of equity interests in AST LLC. The Company’s Class A common stock and Public Warrants are listed on the Nasdaq Capital Market under the symbols “ASTS” and “ASTSW”, respectively. As the managing member of AST LLC, SpaceMobile has full, exclusive and complete discretion to manage and control the business of AST LLC and to take all action it deems necessary, appropriate, advisable, incidental, or convenient to accomplish the purposes of AST LLC and, accordingly, the financial statements of AST LLC are being prepared on a consolidated basis with SpaceMobile.

On September 6, 2022, the Company completed the sale of its 51% interest in its former subsidiary NanoAvionika UAB (“Nano”) located in Lithuania. The accompanying unaudited condensed consolidated financial statements include the results of operations and cash flows of Nano for the period from January 1, 2022 through September 6, 2022. Subsequent to September 6, 2022, the results and financial position of Nano were deconsolidated from the Company's consolidated financial statements.

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

BlueWalker3 Test Satellite Capitalization

The Company accounts for research and development costs related to the BlueWalker3 test satellite based on guidance in ASC 730 - Research and Development (“ASC 730”). The Company determined there is an alternative future use for the BW3 test satellite as defined in this guidance. As such, certain costs related to the assembly of the BW3 test satellite are capitalized and reported as construction-in-progress (“CIP”) on the unaudited condensed consolidated balance sheets. The Company capitalizes only those expenditures and ancillary costs that are directly attributable to assembly and testing and necessarily incurred to place the BW3 test satellite into its intended location and use. To date, capitalized expenditures include the costs for satellite parts, launch cost, and other non-recurring costs directly associated with the BW3 test satellite development. The other non-recurring costs primarily include third-party engineers who are hired solely for the design, assembly, and testing of the BW3 test satellite and are responsible for the value and progression of the project. The costs for internal, recurrent engineers and consultants are expensed as engineering services and not capitalized to the CIP account on the unaudited condensed consolidated balance sheets, as these employees are not directly associated with the development of BW3 test satellite.

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

Estimated Useful Life
Computers, software, and equipment	2 to 5 years
Leasehold improvements	Shorter of estimated useful life or lease term
Satellite antennas	5 years
Lab, assembly, and integration equipment	5 years
Others (1)	5 to 7 years

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

Issued or modified warrants that meet all of the criteria for equity classification are recorded as a component of additional paid-in capital at the time of issuance. Issued or modified warrants that do not meet all the criteria for equity classification are recorded as a liability at their initial fair value on the date of issuance and subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as an unrealized gain or loss in the unaudited condensed consolidated statements of operations.

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

3.
Business Combination

On April 6, 2021, the Company completed the Business Combination with AST LLC pursuant to the Equity Purchase Agreement. Pursuant to ASC 805 – Business Combinations (“ASC 805”), for financial accounting and reporting purposes, AST LLC was deemed the accounting acquirer and the Company was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. Accordingly, the Business Combination was treated as the equivalent of AST LLC issuing stock (“AST LLC Common Units”) for the net assets of NPA, accompanied by a recapitalization. Under this method of accounting, the pre-Business Combination consolidated financial statements of the Company are the historical financial statements of AST LLC. The net assets of NPA were stated at fair value, with no goodwill or other intangible assets recorded in accordance with U.S. GAAP, and are consolidated with AST LLC’s financial statements on the Closing Date. As a result of the Business Combination with the Company, the AST LLC Series A and Series B convertible preferred stock were converted to AST LLC Common Units. The shares and net income (loss) available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Equity Purchase Agreement.

In connection with the Business Combination, the Company entered into subscription agreements with certain investors (the “Private Investment in Public Entity Investors”, or “PIPE Investors”), whereby it issued 23,000,000 Class A shares of common stock at $10.00 per share (the “Private Placement Shares”) for an aggregate purchase price of $230.0 million (the “Private Placement”), which closed simultaneously with the consummation of the Business Combination.

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

As a result of the Business Combination, the Company, organized as a C corporation, owns an equity interest in AST LLC in what is commonly referred to as an “Up-C” structure. AST LLC is treated as a partnership for U.S. federal and state income tax purposes. Also, the Company had a controlling ownership interest in its former subsidiary, Nano, until September 6, 2022, that is subject to foreign income taxes and is also treated as a partnership for U.S. federal and state and local taxes. Accordingly, for U.S. federal and state income tax purposes, all income, losses, and other tax attributes pass through to the members’ income tax returns, and no U.S. federal and state and local provision for income taxes has been recorded for these entities in the unaudited condensed consolidated financial statements. Certain foreign wholly-owned entities are taxed as corporations in the jurisdictions in which they operate, and accruals for such taxes are included in the unaudited condensed consolidated financial statements.

As a result of the Up-C structure, the noncontrolling interest is held by the Existing Equityholders who retained approximately 71% of the economic ownership percentage of AST LLC. The noncontrolling interest is classified as permanent equity within the unaudited condensed consolidated balance sheet, as the Company, acting through the Redemption Election Committee of the Company’s Board of Directors (the “Redemption Election Committee”), may only elect to settle a redemption request in cash if the cash delivered in the exchange is limited to the cash proceeds to be received from a new permanent equity offering through issuance of Class A common stock.

In conjunction with the Business Combination, the Company also entered into the Tax Receivable Agreement (“TRA”) with AST LLC. Pursuant to the TRA, the Company is required to pay the Existing Equityholders (i) 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) existing tax basis of certain assets of AST LLC and its subsidiaries attributable to the AST LLC Common Units, (B) tax basis adjustments resulting from taxable exchanges of AST LLC Common Units acquired by the Company, (C) tax deductions in respect of portions of certain payments made under the TRA, and (D) certain tax attributes that are acquired directly or indirectly by the Company pursuant to a reorganization transaction. All such payments to the Existing Equityholders of AST LLC are the obligations of the Company, and not those of AST LLC. As of September 30, 2022, there have been no exchanges of AST LLC units for Class A common stock of the Company and, accordingly, no TRA liabilities have been recognized.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$191,696	$-	$-
Total assets measured at fair value	$191,696	$-	$-

Liabilities:
Public warrant liability	$32,910	$-	$-
Private placement warrant liability	-	23,480	-
Total liabilities measured at fair value	$32,910	$23,480	$-

	December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$314,747	$-	$-
Total assets measured at fair value	$314,747	$-	$-

Liabilities:
Public warrant liability	$34,151	$-	$-
Private placement warrant liability	-	23,911	-
Total liabilities measured at fair value	$34,151	$23,911	$-

As of September 30, 2022 and December 31, 2021, respectively, the Company had $199.5 million and $324.5 million of cash and cash equivalents and restricted cash, of which $191.7 million and $314.7 million, respectively, is classified as cash equivalents, which consists principally of short-term money market funds with original maturities of 90 days or less. For certain instruments, including cash, accounts receivable, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

Warrant liabilities are comprised of both publicly issued warrants (“Public Warrants”) and private placement warrants (“Private Placement Warrants”), exercisable for shares of Class A common stock of the Company. Warrant liabilities are documented in greater detail at Note 12. As of September 30, 2022 and December 31, 2021, the Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ASTSW”.

The Private Warrants are valued using a Black-Scholes-Merton Model. As of September 30, 2022 and December 31, 2021, the Private Warrants are classified as Level 2 as the transfer of Private Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. For this reason, the Company determined that the volatility of each Private Warrant is equivalent to that of each Public Warrant.

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
•
The expected volatility assumption was based on the implied volatility of the Company’s Public Warrants, which as of September 30, 2022 and December 31, 2021 was 90.2% and 75.6%, respectively.
5.
Other Assets

Other current assets consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Advances to suppliers	$17,128	$3,073
VAT receivable	1,202	1,580
Others	1,797	197
Total other current assets	$20,127	$4,850

Other non-current assets consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Launch deposits	$14,750	$-
Loan receivable (1)	1,030	-
Software implementation and prepaid licenses	1,193	-
Others	451	559
Total other non-current assets	$17,424	$559

(1)
Refer to Note 16 for further details regarding the loan extended to the former Chief Financial Officer, Chief Operating Officer, and Director of the Company.

6.
Property and Equipment

Property and equipment, net consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Land	$1,350	$1,350
Computers, software, and equipment	2,586	2,810
Leasehold improvements	7,738	6,416
Satellite antennas	5,091	2,996
Lab, assembly, and integration equipment	11,451	10,301
Others (1)	1,568	1,345
Property and equipment	29,784	25,218
Accumulated depreciation	(6,004)	(3,592)
Other construction in progress (2)	19,763	6,701
Property and equipment, net	43,543	28,327

BlueWalker 3 satellite - construction in progress	92,094	67,615
Total property and equipment, net	$135,637	$95,942
(1)
Includes vehicles, furniture and fixtures, and a phased array test facility.
(2)
Includes costs incurred for acquiring and constructing assembly and testing facilities, assembly and test equipment, BB satellite materials, and ground infrastructure equipment not yet placed in service.

Depreciation expense for the nine months ended September 30, 2022 and 2021 was approximately $3.5 million and $1.9 million, respectively. Depreciation expense for the three months ended September 30, 2022 and 2021 was approximately $1.3 million and $0.8 million, respectively.

7.
Commitments and Contingencies

Legal Proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities as of September 30, 2022 and December 31, 2021.

8.
Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2022 is summarized as follows (in thousands):

Goodwill
Balance as of December 31, 2021	$3,641
Translation adjustments	(470)
Deconsolidation of Nano	(3,171)
Balance as of September 30, 2022	$-

9.
Debt

Nano Business Credit Agreement

On December 8, 2021, the Company’s former subsidiary, Nano, entered into an agreement with AB SEB Bank (the “Lender”) pursuant to which the Lender agreed to provide up to $0.4 million (the “Business Credit”) to fund certain capital expenditures. Borrowings under the agreement bore interest at a rate per annum equal to the EURIBOR plus 3.00%. Upon closing of the Nano Share Sale on September 6, 2022, the full outstanding balance under the Business Credit Agreement was repaid by Kongsberg Defence & Aerospace AS in accordance with the sale and purchase agreement. Refer to Note 14 for further information on the sale of Nano.

Long-term debt

Long-term debt consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Term Loan	$5,000	$5,000
Less: current portion	(180)	-
Total long-term debt	$4,820	$5,000

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

Borrowings under the Term Loan bear interest at a fixed rate equal to 4.20% per annum until December 2026, and from December 2026 until December 2028 at a fixed rate per annum equal to 4.20% subject to adjustment if the index rate as defined in the Credit Agreement is greater than 4.20%. Interest is payable monthly in arrears commencing in January 2022. Thereafter, outstanding principal and accrued interest will be due and payable in monthly installments of $40,000, commencing in January 2023 and continuing until November 2028, with the final remaining balance of unpaid principal and interest due and payable in December 2028. As of September 30, 2022 and December 31, 2021, there was no accrued interest payable in connection with this Term Loan.

10.
Revenue

Disaggregation of Revenue

The Company’s former subsidiary, Nano, recognized revenue related to sales of manufactured small satellites and their components, as well as launch-related services. This was the Company’s only source of revenue during the period up and until the sale of Nano on September 6, 2022. Nano’s results of operations were included through September 6, 2022, at which point Nano was deconsolidated (refer to Note 14 for further information). Revenue recognized over time versus revenue recognized upon transfer during the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from performance obligations recognized over time	$3,998	$2,189	$12,491	$4,769
Revenue from performance obligations recognized at point-in-time transfer	170	261	1,334	1,416
Total	$4,168	$2,450	$13,825	$6,185

Contract Balances

Contract assets relate to the Company’s unconditional right to consideration for its completed performance under the contract. As of September 30, 2022 and December 31, 2021, the Company had no material contract assets. Contract liabilities relate to payments received in advance of performance under the contract. Contract liabilities (i.e., deferred revenue) are recognized as revenue as (or when) the Company performs under the contract. The following table reflects the change in contract liabilities for the period indicated (in thousands):

Nine Months Ended September 30, 2022
Beginning balance	$6,636
Revenue recognized that was included in the contract liability at the beginning of the year	(2,426)
Increase, excluding amounts recognized as revenue during the period	3,899
Deconsolidation of Nano	(8,109)
Ending balance	$-

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

Class A Common Stock

At September 30, 2022, there were 54,369,296 shares of Class A common stock issued and outstanding. Holders of Class A common stock are entitled to one vote for each share. The Company is authorized to issue 800,000,000 shares of Class A common stock with a par value of $0.0001 per share.

Class B Common Stock

At September 30, 2022, there were 51,636,922 shares of Class B common stock issued and outstanding. Shares of Class B common stock were issued to the Existing Equityholders of AST LLC (other than Mr. Avellan) in connection with the Business Combination and are noneconomic, but entitle the holder to one vote per share. The Company is authorized to issue 200,000,000 shares of Class B common stock with a par value of $0.0001 per share.

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

Class C Common Stock

At September 30, 2022, there were 78,163,078 shares of Class C common stock issued and outstanding. Shares of Class C common stock were issued to Mr. Avellan in connection with the Business Combination and are non-economic, but entitle the holder to ten votes per share (the “Super-Voting Rights”). The Company is authorized to issue 125,000,000 shares of Class C common stock with a par value of $0.0001 per share.

Mr. Avellan owns economic interests in AST LLC which are redeemable into either shares of Class A common stock on a one-for-one basis or cash at the option of the Redemption Election Committee. Upon redemption of any AST LLC Common Units held by Mr. Avellan, a corresponding number of shares of Class C common stock held by Mr. Avellan will be cancelled. Correspondingly, the Super-Voting Rights associated with such shares of Class C common stock will be terminated.

Noncontrolling Interest

Nano

AST LLC owned 51.0% of and controlled Nano up and until the sale of Nano on September 6, 2022. As a result, the Company consolidated the financial results of Nano and reported noncontrolling interests representing the equity interests held by equity-holders other than the Company in the December 31, 2021 unaudited condensed consolidated balance sheet. As of December 31, 2021, the noncontrolling interest in Nano was approximately 49.0%. In connection with the sale of Nano on September 6, 2022, the noncontrolling interest in Nano was deconsolidated. Refer to Note 14 for further information.

There were no changes to the noncontrolling interest percentage during the three and nine months ended September 30, 2021 and during 2022 up to the date of sale of Nano on September 6, 2022.

AST LLC

On April 6, 2021, upon the close of the Business Combination, the Company held a 28.5% ownership interest in AST LLC and became the sole managing member of AST LLC, allowing it to control the operating decisions of AST LLC. As a result of this control, the Company has consolidated the financial position and results of operations of AST LLC. The Company reports noncontrolling interests representing the equity interest in AST LLC held by members other than the Company in the accompanying unaudited condensed consolidated balance sheets. On the date of the Business Combination, the noncontrolling interest percentage in AST LLC was approximately 71.5%. During the three and nine months ended September 30, 2022 and 2021, there was an immaterial change in the noncontrolling interest percentage primarily as a result of the issuance of shares under the Common Stock Purchase Agreement with B. Riley Principal Capital, LLC and the Equity Distribution Agreement with Evercore Group L.L.C. and B. Riley Securities, Inc. As of September 30, 2022, the noncontrolling interest percentage in AST LLC was approximately 70.6%.

Changes in the Company’s ownership interest in AST LLC while retaining control of AST LLC are accounted for as equity transactions. Each issuance of the Company’s Class A common stock is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in a change in ownership and reduces the amount recorded as noncontrolling interest and increases additional paid-in capital. As of September 30, 2022, there were 11,547,600 Public Warrants and 6,050,000 Private Placement Warrants outstanding (refer to Note 12 for further information), each of which entitles the holder to purchase one whole share of Class A common stock at a price of $11.50 per share. Each warrant exercise is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in a change in ownership and reduces the amount recorded as noncontrolling interest and increases additional paid in capital.

In addition, the AST LLC Agreement permits the noncontrolling interest holders of AST LLC Common Units to exchange AST LLC Common Units, together with related shares of the Company’s Class B or Class C common stock, for shares of the Company’s Class A common stock on a one-for-one basis or, at the election of the Company, for cash (a “Cash Exchange.”) A Cash Exchange is limited to the amount of net proceeds from the issuance and sale of Class A common stock. Future redemptions or direct exchanges of AST LLC Common Units by the noncontrolling interest holders will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. Certain members of AST LLC also hold incentive stock options that are subject to service or performance conditions (refer to Note 13 for further information), that are exercisable for AST LLC Common Units. The exercise of the options results in a change in ownership and increases the amount recorded as noncontrolling interest and decreases additional paid-in capital.

Common Stock Purchase Agreement

On May 6, 2022, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (collectively referred to as the “Common Stock Purchase Agreement”) with B. Riley Principal Capital, LLC (“B. Riley”). Pursuant to the Common Stock Purchase Agreement, the Company has the right, in its sole discretion, to sell to B. Riley up to $75.0 million of shares of the Company’s Class A common stock at 97% of the volume weighted average price (“VWAP”) of the Class A common stock calculated in accordance with the Common Stock Purchase Agreement, over a period of 24 months subject to certain limitations and conditions contained in the Common Stock Purchase Agreement. Sales and timing of any sales of Class A common stock are solely at the election of the Company, and the Company is under no obligation to sell any securities to B. Riley under the Common Stock Purchase Agreement.

As consideration for B. Riley’s commitment to purchase shares of the Company’s Class A common stock, the Company has issued 43,938 shares of its Class A common stock as commitment shares and will issue up to an aggregate of 43,938 shares of its Class A common stock if certain conditions are met. Other than the issuance of commitment shares of the Class A common stock to B. Riley, the Company issued 1,756,993 shares of its Class A common stock as of September 30, 2022, aggregating to net proceeds of $13.4 million under the Common Stock Purchase Agreement. Proceeds from the sale of the Company’s Class A common stock under the Common Stock Purchase Agreement were and will continue to be used for general corporate purposes.

During the three and nine months ended September 30, 2022, the Company incurred an aggregate cost of $0.6 million and $1.4 million in connection with the Common Stock Purchase Agreement which is included in other income (expense), net in the unaudited condensed consolidated statement of operations. These costs include the transaction costs incurred in connection with execution of the Common Stock Purchase Agreement, fair value of commitment shares issued to B. Riley, and commissions paid to B. Riley for sale of shares of Class A common stock.

Equity Distribution Agreement

On September 8, 2022, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Evercore Group L.L.C. and B. Riley Securities, Inc. (collectively, the “agents”) to sell shares of the Company’s Class A common stock having an aggregate sale price of up to $150.0 million through an “at the market offering” program under which the agents act as sales agents. The sales of the shares made under the Sales Agreement may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The agents sell the Company’s Class A common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Under the Sales Agreement, the agents are entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold.

Under the Sales Agreement, the Company issued 522,051 shares of its Class A common stock as of September 30, 2022, aggregating to proceeds of $3.6 million, net of commissions paid to the agents and transaction costs. During the three and nine months ended September 30, 2022, the Company paid commission of $0.2 million to the agents with respect to such sales and incurred initial transaction costs of $0.9 million. In addition, the Company sold 95,512 shares for total net proceeds of $0.7 million, which were not issued and are pending settlement as of September 30, 2022, in accordance with the Sales Agreement settlement terms.

Proceeds from the sale of the Company’s Class A common stock under the Sales Agreement were and will continue to be used for general corporate purposes.

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

The redemption criteria discussed above prevent a redemption call unless there is at the time of the call a significant premium to the Public Warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each Public Warrant holder will be entitled to exercise its warrant prior to the scheduled redemption date. However, the price of the Class A common stock may fall below the $18.00 redemption trigger price (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) as well as the $11.50 warrant exercise price after the redemption notice is issued.

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

During the nine months ended September 30, 2022, 1,200 Public Warrants were exercised at a price of $11.50 per share, resulting in cash proceeds of approximately $13,800 and the issuance of 1,200 shares of Class A common stock, and 50,000 Private Placement Warrants were converted to Public Warrants. As of September 30, 2022 there were 11,547,600 Public Warrants and 6,050,000 Private Placement Warrants outstanding. As of December 31, 2021, there were 11,498,800 Public Warrants and 6,100,000 Private Placement Warrants outstanding.

As of September 30, 2022 and December 31, 2021, the Company recorded warrant liabilities of $56.4 million and $58.1 million in the unaudited condensed consolidated balance sheets, respectively. For the three and nine months ended September 30, 2022, the Company recognized a loss of $15.9 million and a gain of $1.7 million, respectively on the change in the fair value of the warrant liabilities in the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2021, the Company recognized a gain of $39.4 million and a loss of $2.3 million, respectively, on the change in the fair value of the warrant liabilities in the unaudited condensed consolidated statements of operations.

13.
Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation, measured at the grant date based on the fair value of the award, is typically recognized ratably over the requisite services period, using the straight-line method of expense attribution. The Company recorded stock-based compensation expense in the following categories of its unaudited condensed consolidated statements of operations and balance sheets (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Engineering services	$1,281	$546	$3,546	$1,085
General and administrative costs	1,118	755	3,547	814
BlueWalker 3 Satellite - construction in progress (1)	-	6	(44)	34
Total	$2,399	$1,307	$7,049	$1,933
(1)
For the nine months ended September 30, 2022 stock-based compensation was reversed as a result of forfeiture of options previously provided to a supplier.

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

There were two types of options granted under the AST LLC Incentive Plan: (1) service-based options and (2) performance-based options. Service-based options typically vest over a five year service period, with 20% of the award vesting on the first anniversary of the employee’s commencement date, and the balance thereafter in 48 equal monthly installments. Certain service-based options also provide for accelerated vesting if there is a change in control or other performance condition as defined by the AST LLC Incentive Plan. Performance-based options typically vest on the earliest date that any of the following occurs: (i) AST LLC effects an initial public offering and becomes a reporting company, (ii) AST LLC experiences a change of control, or (iii) other specified performance conditions. Both service-based and performance-based options typically expire no later than 10 years from the date of grant.

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

As of September 30, 2022, AST LLC was authorized to issue a total of 12,812,959 ordinary shares under a reserve set aside for equity awards. As of September 30, 2022, there were 10,976,360 AST LLC options outstanding under the AST LLC Incentive Plan. Following the Business Combination on April 6, 2021, no further equity award grants were made under the AST LLC Incentive Plan.

The following table summarizes AST LLC’s option activity for the nine months ended September 30, 2022:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2021	12,359,322	$0.83	1.39
Granted	-	-
Exercised	(590,471)	0.09
Cancelled or forfeited	(792,491)	1.24
Outstanding at September 30, 2022	10,976,360	$0.84	0.77
Options exercisable as of September 30, 2022	7,894,163	$0.49	0.68
Vested and expected to vest at September 30, 2022	10,976,360	$0.84	0.77

The following table summarizes the Company’s unvested option activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	5,188,990	$0.64
Granted	-	-
Vested	(1,361,859)	0.42
Forfeited	(744,934)	0.52
Unvested at September 30, 2022	3,082,197	$0.77

There were no stock options granted during the nine months ended September 30, 2022. The weighted-average grant-date fair value per share of stock options granted during the nine months ended September 30, 2021 was $4.15. As of September 30, 2022, total unrecognized compensation expense related to the unvested stock options was $1.9 million, which is expected to be recognized over a weighted average period of 0.8 years.

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

Two types of equity awards have been granted under the 2020 Plan: service-based and performance-based (1) options and (2) restricted stock units. Service-based options typically vest over a four-year service period with 25% of the award vesting on the first anniversary of the employee’s commencement date, and the balance thereafter in 36 equal monthly installments. Service-based restricted stock units typically vest over a four year service period with 25% of the award vesting on each anniversary of the employee’s vesting commencement date. Performance-based restricted stock units typically vest on the earliest date that any of the following occurs: (i) the Company attains an incremental capital investment, or (ii) other specified performance conditions. Options typically expire no later than 10 years from the date of grant.

Stock Options

As of September 30, 2022, there were 3,495,860 service-based options outstanding under the 2020 Plan.

The following table summarizes the Company’s option activity under the 2020 Plan for the nine months ended September 30, 2022:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2021	1,889,115	$10.35	3.36
Granted	1,751,550	10.00
Exercised	-	-
Cancelled or forfeited	(144,805)	9.78
Outstanding at September 30, 2022	3,495,860	$10.20	3.01
Options exercisable as of September 30, 2022	621,543	$10.00	2.28
Vested and expected to vest at September 30, 2022	3,495,860	$10.20	3.01

The following table summarizes the Company’s unvested option activity for the period ended September 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	1,803,344	$4.41
Granted	1,751,550	4.01
Vested	(535,772)	4.31
Forfeited	(144,805)	4.14
Unvested at September 30, 2022	2,874,317	$4.20

The weighted-average grant-date fair value per share of stock options granted during the nine months ended September 30, 2022 and the nine months ended September 30, 2021 was $4.01 and $4.14, respectively. As of September 30, 2022, total unrecognized compensation expense related to the unvested stock options was $12.0 million, which is expected to be recognized over a weighted average period of 3.0 years.

Restricted Stock Units

As of September 30, 2022, there were 3,160,282 restricted stock units outstanding under the 2020 Plan.

The following table summarizes the Company’s unvested restricted stock unit activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	1,686,031	$10.14
Granted	1,885,586	9.84
Vested	(335,835)	10.15
Forfeited	(75,500)	9.27
Unvested at September 30, 2022	3,160,282	$9.98

As of September 30, 2022, total unrecognized compensation expense related to the unvested restricted stock units was $16.9 million, which is expected to be recognized over a weighted average period of 2.1 years.

SpaceMobile 2020 Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”). The aggregate number of common stock shares that may be issued pursuant to rights granted under the ESPP is 2,000,000 shares. If any right granted under the ESPP shall for any reason terminate without having been exercised, the shares not purchased under such right shall again become available for issuance under the ESPP. As of September 30, 2022, the Company had not issued any awards under this plan.

14. Nano Sale

On July 2, 2022, AST LLC entered into a share sale and purchase agreement (the “Share Sale and Purchase Agreement”) for sale of its 51% interest in its former subsidiary, Nano (the “Share Sale”) to Kongsberg Defence & Aerospace AS, a private limited liability company incorporated under the laws of Norway. The Share Sale and Purchase Agreement provided for a purchase price of €65.0 million in total enterprise value for the purchase of Nano. On September 6, 2022, AST LLC completed the Share Sale and received proceeds, net of transaction costs, of $26.7 million, subject to certain working capital adjustments. In connection with closing of the Share Sale, AST LLC also entered into a cooperation agreement with Nano relating to ongoing commercial arrangements in the normal course of business. After completion of the Share Sale, Nano is no longer a related party of the Company.

The carrying amount of assets of $17.6 million, liabilities of $15.1 million, and noncontrolling interests of $1.3 million attributable to Nano were deconsolidated on the date of sale and there are no remaining carrying amounts on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2022. Upon completion of the Share Sale, the Company recognized a net gain of $24.6 million, including the reclassification of accumulated translation adjustments of ($0.7) million attributable to Nano, which is included in other income (expense), net in the unaudited condensed consolidated statement of operations. Income from operations from Nano is presented in the Company's unaudited condensed consolidated statements of operations through the date of the Share Sale.

15. Net Income (Loss) per Share

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

Prior to the Business Combination, the membership structure of AST LLC included units which shared in the profits and losses of AST LLC. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the readers of these unaudited condensed consolidated financial statements. Therefore, the basic and diluted earnings per share for the nine months ended September 30, 2021 represent only the period of April 6, 2021 to September 30, 2021.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except per share data):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Numerator
Net loss before allocation to noncontrolling interest	$(32,052)	$(78,024)
Net loss attributable to noncontrolling interest	(22,286)	(54,613)
Net loss attributable to common stockholders - basic and diluted	$(9,766)	$(23,411)
Denominator
Weighted-average shares of Class A common stock outstanding - basic and diluted	53,233,552	52,292,972
Earnings per share of Class A common stock - basic and diluted	$(0.18)	$(0.45)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Numerator
Net income (loss) before allocation to noncontrolling interest	$16,804	$(60,458)
Net income (loss) attributable to AST LLC pre-Business Combination	-	(11,580)
Net income (loss) attributable to noncontrolling interest	12,689	(33,015)
Net income (loss) attributable to common stockholders - basic	$4,115	$(15,863)
Effect of dilutive securities:
Noncontrolling interest	(278)	-
Net income (loss) attributable to common stockholders - diluted	$3,837	$(15,863)
Denominator
Weighted-average shares of Class A common stock outstanding - basic	51,729,704	51,729,704
Effect of dilutive securities:
Employee stock options	110,137	-
Weighted-average shares of Class A common stock outstanding - diluted	51,839,841	51,729,704
Earnings per share of Class A common stock - basic	$0.08	$(0.31)
Earnings per share of Class A common stock - diluted	$0.07	$(0.31)

Shares of the Company’s Class B and Class C common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B and Class C common stock under the two-class method has not been presented.

As of September 30, 2022, the Company excluded from the calculation of diluted earnings per share 51,636,922 shares of Class B common stock, 78,163,078 shares of Class C common stock, 11,547,600 Public Warrants outstanding, 6,050,000 Private Placement Warrants outstanding, and 1,321,000 unvested performance-based restricted stock units as their effect would have been anti-dilutive.

16. Related Parties

Nano Financing Agreement

On January 12, 2022, AST LLC entered into a financing agreement (the “Nano Financing Agreement”) with Nano, pursuant to which AST LLC made available to Nano a revolving loan for up to €1.5 million, whereby Nano had the ability to draw up to €0.8 million at a time subject to certain conditions. The loan bore interest at a rate of 4.00% per annum payable annually on the last day of each calendar year, or 7% upon an Event of Default as defined in the loan agreement. Principal payments were due and payable upon the issuance and/or sale of equity securities of Nano, and each calendar quarter if Nano’s consolidated cash exceeded €4.0 million, with the final remaining balance of unpaid principal and interest due on December 1, 2023. The Nano Financing Agreement was accounted for as an intercompany transaction in the Company’s unaudited condensed consolidated financial statements. Upon closing of the Nano Share Sale on September 6, 2022, the full outstanding balance of $0.5 million was repaid and the Nano Financing Agreement was terminated.

InMotion Holdings LLC

Prior to the Nano Share Sale, InMotion Holdings, LLC, a Delaware limited liability company (“InMotion”) wholly-owned by the Company’s Chief Executive Officer and Chairman of the Board, Mr. Avellan owned 13% interest on a fully-diluted basis of Nano. Pursuant to the terms of the Share Sale and Purchase Agreement, InMotion received approximately €8.0 million on account of the option it held to acquire shares of Nano. The Company does not have any ownership interest in InMotion and did not receive any of these proceeds. Pursuant to the terms of a service agreement between Nano Lithuania and InMotion dated March 1, 2018 (the “InMotion Services Agreement”), InMotion agreed to provide consulting services including but not limited to marketing, sale support and general management support to Nano. The Services Agreement was terminated upon completion of the Nano Share Sale and no payments were made under the InMotion Services Agreement.

Support Services Agreement

On January 20, 2020, the Company entered into the Support Services Agreement with Finser Corporation (“Finser”), which is part of the Cisneros Group of Companies, of which Ms. Adriana Cisneros, a member of the Company’s Board of Directors, is the Chief Executive Officer, whereby Finser provided the Company certain consulting and administrative support services. The Company incurred less than $0.1 million in consulting services for the three months ended September 30, 2022 and 2021 and for the nine months ended September 30, 2022. The Company incurred $0.2 million for the nine months ended September 30, 2021. These costs were included within the general and administrative costs on the unaudited condensed consolidated statements of operations. The agreement terminated on June 30, 2022.

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

Agreement with former Chief Financial Officer and Director

On May 16, 2022, the Company entered into a consulting agreement by and between the Company, AST LLC, and Thomas Severson, the former Chief Financial Officer, Chief Operating Officer and Director of the Company (the “Consulting Agreement”) to assist with the transition of his duties. Under the Consulting Agreement, Mr. Severson agreed to provide consulting services through April 6, 2023, and the Company agreed to reimburse any of Mr. Severson’s reasonable out-of-pocket expenses. Mr. Severson also agreed to certain transfer restrictions relating to the Company’s securities. Mr. Severson subsequently indicated to the Company that he was no longer able to provide consulting services and as of July 22, 2022, pursuant to the terms of the Consulting Agreement, Mr. Severson ceased performing consulting services for the Company.

Further, on May 16, 2022, the Company extended a non-recourse loan in the amount of $1.0 million at an interest rate of 8.00% per annum to Mr. Severson. Both the loan and interest on loan are due for repayment on May 16, 2024. The loan may be prepaid at any time and is subject to certain mandatory prepayment conditions. The loan is secured by a pledge of 260,756 AST LLC Common Units held by Mr. Severson.

17. Income Taxes

The consolidated effective tax rate for the three and nine months ended September 30, 2022 was (1.75)% and (0.97)%, respectively and the consolidated effective tax rate for the three and nine months ended September 30, 2021 was 0.10% and (0.12)% respectively. The difference in the effective rates between periods is driven by income tax expense assessed against non-U.S earnings. The difference between the federal statutory tax rate of 21% and the effective tax rate is primarily driven by the Company’s Up-C organizational structure and allocation of AST LLC results to noncontrolling interest holders and the valuation allowance recorded against the Company’s net deferred tax assets.

The Company had no uncertain tax positions as of September 30, 2022 and December 31, 2021.

The Tax Receivable Agreement holders did not acquire any Class A common stock in an Exchange or Reorganization Transaction, as defined in the Tax Receivable Agreement, during the reporting period. As a result, no Tax Receivable Agreement liability has been recorded as of September 30, 2022.

As of September 30, 2022, there have been no exchanges of AST LLC units for Class A common stock of the Company.

18. Subsequent Events

Subsequent events have been evaluated through the date of the issuance of the financial statements. As of such date, there were no subsequent events identified that required recognition or disclosure other than as described in the footnotes herein.

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

Overview

We and our global partners are building what we believe is the first space-based cellular broadband network designed to be accessible by standard unmodified mobile phones. Our SpaceMobile Service is being designed to provide cost-effective, high-speed mobile broadband services with global coverage to all end-users, regardless of where they live or work, without the need to purchase special equipment. We believe the SpaceMobile Service would be the first global direct mobile broadband network using LEO satellites to provide connectivity to any standard, unmodified, off-the-shelf mobile phone or 2G/3G/4G LTE/5G and IoT-enabled device. We intend to work with Mobile Network Operators (“MNOs”) to offer the SpaceMobile Service to the MNOs’ end-user customers. Our vision is that users will not need to subscribe to the SpaceMobile Service directly with us, nor will they need to purchase any new or additional equipment. Instead, users will be able to access the SpaceMobile Service when prompted on their mobile device that they are no longer within range of the land-based facilities of the MNO operator or will be able to purchase a plan directly with their existing mobile provider.

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

On April 1, 2019, we launched our first test satellite, BlueWalker 1 (”BW1”), which was used to validate our satellite to cellular architecture and was capable of managing communications delays from LEO and the effects of doppler in a satellite to ground cellular environment using the 4G-LTE protocols.

We launched our BlueWalker 3 (“BW3”) test satellite on September 10, 2022. The BW3 test satellite has an aperture of 693 square feet and is designed to communicate directly with cellular devices via 3GPP standard frequencies. On November 14, 2022, the Company announced the completion of the deployment of the communication array of the BW3 test satellite in orbit to conduct a series of tests to directly communicate with standard/unmodified cellular devices in conjunction with various MNOs across the world. The goal of these tests is to work with third parties to demonstrate the BW3 test satellite’s ability to operate a communications circuit with standard/unmodified cellular devices at speeds typically used in 5G settings. The planned testing of the BW3 test satellite is subject to a number of factors, including but not limited to, loss of satellite connectivity, destruction of the satellite, or other communication failures. As of September 30, 2022, we had incurred approximately $92.1 million of capitalized costs (including launch cost and non-recurring engineering costs) related to the assembly, testing and deployment of the BW3 test satellite. We expect to incur certain post-deployment costs related to the BW3 test satellite, including software integration testing.

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

We believe the deployment of Block 1 BB Satellites and subsequent initiation of limited service may provide numerous benefits including a potential first mover advantage and helping to demonstrate the advantages of a satellite to cellular broadband service in the marketplace. We believe that these new services could include emergency services for locations that have lost cellular and other telecommunications infrastructure, emergency services for individual cellular subscribers and Internet of Things services. This market activity may commence while we continue the development and testing of the next generation of the BB satellites. Our future generations of BB satellites are expected to derive greater throughput by taking advantage of growing improvements in the processing power of our radio frequency systems and the power output of our solar arrays as well as the capacity advantages of deploying larger sized antennas. We currently plan to achieve substantial global coverage following the launch of approximately 110 BB satellites. Following the completion of substantial global coverage, we expect to introduce MIMO capabilities as we complete our constellation of 168 satellites. The timeline for the development and commercialization of our BB satellites has been, and continues to be, subject to numerous uncertainties, many of which are beyond our control, including, satisfactory and timely completion of satellite components and assembly and testing of the satellites, availability of launch windows by the launch providers, proposed orbits and resulting satellite coverage, launch costs, ability to enter into agreements with MNOs, regulatory approvals, and other factors. Accordingly, we may adopt a deployment and commercialization strategy that may differ materially from our previous and/or current plans.

The SpaceMobile Service has not been launched and therefore has not yet generated revenue. After we begin to launch and deploy our Block 1 BB Satellites, we currently plan to initiate a limited, noncontinuous SpaceMobile Service in certain countries and seek to generate revenue from such service. We plan to deploy our BB satellites in a phased approach over time and expect to offer continuous coverage SpaceMobile Service in targeted geographical locations once we have deployed the necessary number of satellites for each area. We may adopt a strategy for commercial launch of the SpaceMobile Service, including the nature and type of services offered and the countries where we may launch such services, that may differ materially from our current plan.

We operate from multiple locations that include our corporate headquarters and 185,000 square foot satellite assembly, integrating and testing facilities in Texas, and engineering and development locations in the United States, Israel, Spain, and the United Kingdom. We are currently industrializing the assembly, integration, and testing processes for the future production of the BB satellites. We are making the necessary capital investments in the assembly, integration and testing (“AIT”) facilities in Texas. We are hiring, and expect to continue hiring, assembly, integration, and testing employees necessary for the production of the BB satellites and engineers that will be required to test and integrate the BB satellites. Also, we are continuing to implement and integrate various systems, such as product lifecycle management, manufacturing execution system, enterprise resource planning system, and other systems required to industrialize the manufacturing processes of the BB satellites. We are also actively engaged with the third-party vendors to secure supply of components and materials for our BB satellites. Furthermore, we are continuing to expand our research and development (“R&D”) efforts for the development of electronics required for BB satellites and cellular and ground infrastructure and gateways.

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

Recent Developments

On September 6, 2022, AST & Science, LLC (“AST LLC”) completed the sale of its 51% interest in its former subsidiary, NanoAvionika UAB (“Nano”) headquartered in Lithuania (the “Share Sale”) for net proceeds of approximately $26.7 million and recognized a net gain of $24.6 million in other income (expense) in the unaudited condensed consolidated statement of operations. The final consideration amount is subject to customary working capital and net debt adjustments. Upon closing of the Nano Share Sale, all amounts outstanding under the Nano Financing Agreement were paid and the Nano Financing Agreement was terminated. As Nano represented substantially all our revenue and cost of sales to date, we do not expect to recognize any revenue or any cost of sales until we begin to launch our SpaceMobile Service.

On September 8, 2022, we entered into an Equity Distribution Agreement (the “Sales Agreement”) with Evercore Group L.L.C. and B. Riley Securities, Inc. (collectively, the “agents”) to sell shares of our Class A common stock having an aggregate sales price of up to $150.0 million (the “Shares”) through an “at the market offering” program under which the agents act as sales agents. The sales of the Shares made under the Sales Agreement may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Under the Sales Agreement, the agents are entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold. Refer to Liquidity and Capital Resources below for further information.

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

Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

The consolidated assets, liabilities and results of operations for the period from January 1, 2021 up to April 6, 2021, the date the Company completed a business combination (the “Business Combination”), are those of our accounting predecessor, AST LLC. After the Business Combination, upon obtaining additional funding of $416.9 million, we significantly expanded research and development initiatives, made significant progress on the BW3 test satellite and design of the BB satellites, increased the headcount of employees and consultants, and expanded our operations through December 31, 2021. During the nine months ended September 30, 2022, we continued to make significant progress to complete the assembly and launch of our BW3 test satellite, advanced research and development initiatives for the design and development of Block 1 and Block 2 BB Satellites, particularly around long-lead components, and made significant progress in Application-Specific Integrated Circuit (“ASIC”) development, industrialized our AIT facilities for production of BB satellites, and increased the headcount of employees and consultants to support our growing operations.

Our future results of operations will be driven by our ability to execute on our strategy and could differ materially from the historical results of operations. We intend to continue to make necessary capital investments to industrialize our AIT facilities, procure satellite materials and components, set up ground infrastructure, establish network and software operations centers, continue the research and development initiatives, and increase the headcount of our employees and consultants to support the production and launch of the BB satellites and expand our operations. All of these factors could result in materially different capital and operating expenses during the future periods. We do not expect to generate revenue in future periods until we launch the SpaceMobile Service.

Components of Results of Operations

Revenues

To date, we have not generated any revenues from our SpaceMobile Service. Our former subsidiary, Nano, generated revenue from the development and manufacture of satellite technology, and ancillary sales and services globally. Nano also sold individual satellite parts, subsystems, and software to be configured to customers’ satellites, and entered into “rideshare” type agreements whereby Nano provided hosted payload services using customers’ payloads integrated with Nano-owned satellite buses for scheduled launches. Accordingly, all revenue presented herein exclusively relates to Nano’s sales of goods and services. Following the completion of the sale of Nano on September 6, 2022, we do not expect to generate revenue in future periods until we launch the SpaceMobile Service.

Cost of Sales

Cost of sales includes the purchase price of various products used and services performed to execute Nano’s sales contracts. Cost of sales also includes operational costs to fulfil Nano customer orders, including costs for Nano employees and overhead. Following the completion of the sale of Nano on September 6, 2022, we do not expect to generate revenue and incur associated cost of sales in future periods until we launch the SpaceMobile Service.

Engineering Services Costs

Engineering services costs are charged to expense as incurred. Engineering services costs consist primarily of the expenses associated with our ongoing engineering efforts related to integration, testing, and development of our satellites, as well as the cost of internal staff (such as engineers and consultants) to support these efforts and general expenses related to engineering centers.

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

Depreciation and Amortization

Depreciation and amortization expense includes amounts related to property and equipment as well as definite lived intangible assets. Once the necessary testing to connect the BW3 test satellite to a cellphone is complete, we expect to depreciate the BW3 test satellite over its expected useful life of two years resulting in a significant increase in future depreciation expense.

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

Other Income (Expense), Net

Other income (expense), net consists of the gain from sale of Nano, interest earned on cash and cash equivalents held by us in interest bearing demand deposit accounts, net of any interest expense, as well as transaction costs incurred in connection with the Common Stock Purchase Agreement and other miscellaneous non-operating items, including foreign exchange gains or losses.

Income Tax Expense

AST LLC is treated as a partnership for U.S. federal and state income tax purposes. Also, we had a controlling ownership interest in our former subsidiary, Nano, a Lithuanian company, through September 6, 2022, that is subject to foreign income taxes and is also treated as a partnership for U.S. federal and state and local taxes. Accordingly, for U.S. federal and state income tax purposes, all income, losses, and other tax attributes pass through to the members’ income tax returns, and no U.S. federal and state and local provision for income taxes has been recorded for these entities in the unaudited condensed consolidated financial statements. Certain foreign wholly-owned entities are taxed as corporations in the jurisdictions in which they operate, and accruals for such taxes are included in the unaudited condensed consolidated financial statements.

Noncontrolling Interest

Noncontrolling interest primarily represents the equity interest in AST LLC held by the Existing Equityholders other than us. As of September 30, 2022, the Existing Equityholders’ equity ownership percentage in AST LLC was approximately 70.6%. Also, noncontrolling interest includes approximately 49% equity interests in our former subsidiary, Nano, held by equityholders other than us up to September 6, 2022. On September 6, 2022, the noncontrolling interest was eliminated in connection with the sale of the Company’s 51% interest in Nano. We attribute a portion of net income or loss generated at AST LLC and Nano to the noncontrolling interests based on their ownership interests.

Results of Operations

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021 (in thousands) and the discussion that follows compares the three months ended September 30, 2022 to the three months ended September 30, 2021.

	For the Three Months Ended September 30,
	(unaudited)
	2022	2021	$ Change	% Change
Revenues	$4,168	$2,450	$1,718	70%

Cost of sales (exclusive of items shown separately below)	2,525	2,103	422	20

Gross profit	1,643	347	1,296	373

Operating expenses:
Engineering services	14,492	8,026	6,466	81
General and administrative costs	12,916	9,331	3,585	38
Research and development costs	13,543	4,888	8,655	177
Depreciation and amortization	1,172	867	305	35
Total operating expenses	42,123	23,112	19,011	82

Other income (expense):
(Loss) gain on remeasurement of warrant liabilities	(15,897)	39,401	(55,298)	140
Other income, net	24,875	184	24,691	(13,419)
Total other income, net	8,978	39,585	(30,607)	(77)

(Loss) income before income tax expense	(31,502)	16,820	(48,322)	(287)
Income tax expense	550	16	534	3,338
Net (loss) income before allocation to noncontrolling interest	(32,052)	16,804	(48,856)	(291)

Net (loss) income attributable to noncontrolling interest	(22,286)	12,689	(34,975)	(276)
Net (loss) income attributable to common stockholders	$(9,766)	$4,115	$(13,881)	(337)%

Revenues

Total revenues increased by $1.7 million, or 70%, to $4.2 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase in revenue was primarily attributable to the completion of performance obligations associated with existing Nano customer contracts prior to the sale of our 51% interest in Nano on September 6, 2022.

Cost of Sales

Total cost of sales increased by $0.4 million, or 20%, to $2.5 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase in cost of sales was primarily attributable to increased production and services under existing Nano customer contracts during the three months ended September 30, 2022 prior to the sale of our 51% interest in Nano on September 6, 2022.

Engineering Services Costs

Total engineering services costs increased by $6.5 million, or 81%, to $14.5 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase was primarily attributable to a $5.4 million increase in payroll and employee related costs, including stock-based compensation expense, as a result of an increase in headcount period over period. The remaining increase relates to a $1.1 million increase in general expenses at engineering centers to support the engineering efforts related to the integration, testing, and development of our satellites.

General and Administrative Costs

Total general and administrative costs increased by $3.6 million, or 38%, to $12.9 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was primarily attributable to a $1.1 million increase in payroll and employee related costs as a result of an increase in headcount as well as an increase in stock-based compensation awards granted since the prior period. The remaining $2.5 million increase was primarily attributable to increases in travel expenses, facilities costs, software license costs, and legal expenses.

Research and Development Costs

Total R&D costs increased by $8.7 million, or 177%, to $13.5 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was primarily attributable to an increase in design and development efforts of our BB satellites along with payments made upon achieving certain milestones of our ASIC development program. R&D costs are primarily attributable to third-party development efforts relating to the BB satellites to be used in the SpaceMobile constellation, which fluctuate quarter over quarter, as these costs are largely driven by the achievement of milestones that trigger payments.

Depreciation and Amortization

Total depreciation and amortization expense increased by $0.3 million, or 35%, to $1.2 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase was primarily due to the purchase of additional fixed assets and leasehold improvements during the period. Depreciation expense is expected to increase significantly in future periods once we begin to depreciate the BW3 test satellite over its expected useful life of two years.

(Loss) Gain on Remeasurement of Warrant Liabilities

An increase in fair value of warrant liabilities resulted in a loss of $15.9 million for the three months ended September 30, 2022 as compared to the gain of $39.4 million for the three months ended September 30, 2021.

Other Income

Increase in other income during the three months ended September 30, 2022 is primarily due to the net gain of $24.6 million recognized in connection with the sale of Nano on September 6, 2022 and an increase in interest income from the cash and cash equivalents held at financial institutions partially offset by the transaction costs incurred in connection with the Common Stock Purchase Agreement.

Income Tax Expense

The provision for income taxes was $0.6 million for the three months ended September 30, 2022 and near zero for the three months ended September 30, 2021. The consolidated effective tax rate for the three months ended September 30, 2022 and September 30, 2021 was (1.75)% and 0.10%, respectively. The difference in the effective rates between periods is driven by income tax expense assessed against non-U.S earnings. For further information, refer to Note 17: Income Taxes to our unaudited condensed consolidated financial statements included in Item 1 of this report.

Net (Loss) Income Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $(22.3) million for the three months ended September 30, 2022 as compared to a net income attributable to noncontrolling interest of $12.7 million in the three months ended September 30, 2021. The decrease in net income attributable to noncontrolling interest for the three months ended September 30, 2022 correlates with the decrease in net income generated at AST LLC.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

The following table sets forth a summary of our consolidated results of operations for the interim periods indicated below and the changes between the periods.

	For the Nine Months Ended September 30,
	(unaudited)
	2022	2021	$ Change	% Change
Revenues	$13,825	$6,185	$7,640	124%

Cost of sales (exclusive of items shown separately below)	6,714	4,122	2,592	63

Gross profit	7,111	2,063	5,048	245

Operating expenses:
Engineering services	38,208	18,757	19,451	104
General and administrative costs	37,634	24,031	13,603	57
Research and development costs	30,969	15,491	15,478	100
Depreciation and amortization	3,457	2,049	1,408	69
Total operating expenses	110,268	60,328	49,940	83

Other income (expense):
Gain (loss) on remeasurement of warrant liabilities	1,669	(2,276)	3,945	173
Other income, net	24,211	156	24,055	(15,420)
Total other income (expense), net	25,880	(2,120)	28,000	(1,321)

Loss before income tax expense	(77,277)	(60,385)	(16,892)	28
Income tax expense	747	73	674	923
Net loss before allocation to noncontrolling interest	(78,024)	(60,458)	(17,566)	29

Net loss attributable to noncontrolling interest	(54,613)	(33,015)	(21,598)	65
Net loss attributable to common stockholders	$(23,411)	$(27,443)	$4,032	(15)%

Revenues

Total revenues increased by $7.6 million, or 124%, to $13.8 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase in revenue was primarily attributable to the completion of performance obligations associated with both new and existing Nano customer contracts during the nine months ended September 30, 2022 prior to the sale of our 51% interest in Nano on September 6, 2022.

Cost of Sales

Total cost of sales increased by $2.6 million, or 63%, to $6.7 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase in cost of sales correlates with the increase in revenue and was primarily attributable to increased production and services under new and existing Nano sales contracts during the nine months ended September 30, 2022 prior to the sale of our 51% interest in Nano on September 6, 2022.

Engineering Services Costs

Total engineering services costs increased by $19.5 million, or 104%, to $38.2 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was primarily attributable to a $17.1 million increase in payroll and employee related costs, including stock-based compensation expense, as a result of an increase in headcount to support growing engineering operations in 2022. The remaining $2.4 million increase relates to general expenses at engineering centers to support engineering efforts related to the integration, testing, and development of our satellites.

General and Administrative Costs

Total general and administrative costs increased by $13.6 million, or 57%, to $37.6 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase was primarily attributable to a $4.8 million increase in payroll and employee related costs as a result of an increase in headcount period over period, as well as an increase in stock-based compensation awards granted since the prior period. Also, there was a $4.4 million increase attributable to increased travel expenses, facilities related costs, rent and office supplies, a $1.7 million increase attributable to increased insurance expense and a $2.7 million increase attributable to increased professional services fees, software licensing costs, and other miscellaneous expenses.

Research and Development Costs

Total R&D costs increased by $15.5 million, or 100%, to $31.0 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. R&D costs are primarily attributable to third-party development efforts relating to the BB satellites to be used in the SpaceMobile constellation. Prior to the second quarter of 2021, our operations primarily related to constructing the BW3 test satellite, and therefore R&D efforts were limited. The increase in R&D costs was primarily due to increased design and development efforts for our BB satellites along with achievement of certain milestones of our ASIC development program. R&D costs are expected to fluctuate quarter over quarter, as R&D costs are largely driven by the achievement of milestones that trigger payments.

Depreciation and Amortization

Total depreciation and amortization expense increased by $1.4 million, or 69%, to $3.5 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was primarily due to the purchase of additional fixed assets and leasehold improvements over the last twelve months ended September 30, 2022.

Gain (Loss) on Remeasurement of Warrant Liabilities

Decrease in fair value of warrant liabilities resulted in a gain of $1.7 million for the nine months ended September 30, 2022 as compared to the loss of $2.3 million during the nine months ended September 30, 2021.

Other Income

Increase in other income is primarily due to the net gain of $24.6 million recognized in connection with the Nano Share Sale on September 6, 2022 and an increase in interest income from the cash and cash equivalents held at financial institutions, partially offset by the transaction costs incurred in connection with the Common Stock Purchase Agreement.

Income Tax Expense

The provision for income taxes was $0.7 million for the nine months ended September 30, 2022 and $0.1 million for the nine months ended September 30, 2021. The consolidated effective tax rate for the nine months ended September 30, 2022 and September 30, 2021 was (0.97%) and 0.10%, respectively. The difference in the effective rates between periods is driven by income tax expense assessed against non-U.S earnings. For further information, refer to Note 17: Income Taxes to our unaudited condensed consolidated financial statements included in Item 1 of this report.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $(54.6) million for the nine months ended September 30, 2022 as compared to $(33.0) million in the nine months ended September 30, 2021. The increase in net loss attributable to noncontrolling interest for the nine months ended September 30, 2022 correlates with the increase in net loss generated at AST LLC.

Liquidity and Capital Resources

We require capital to fund our operating expenses and to make capital expenditures. As of September 30, 2022, we had $199.5 million of cash and cash equivalents on hand, which includes $0.7 million of restricted cash. We believe our cash on hand is sufficient to meet our current working capital needs, planned operating expenses and capital expenditure for a period of at least 12 months from the date of this Quarterly Report.

The design, assembly, integration, testing and launch of satellites and related ground infrastructure is capital-intensive. We currently estimate the capital expenditures required for the design, assembly and launch of our first 20 commercial satellites to be between approximately $300.0 million and $340.0 million. We expect that the initial five satellites will use existing components from our BW3 test satellite design including FPGA (Field Programmable Gate Array), reaction wheels and antennas. We believe that utilizing these existing components and technology will enable us to launch these satellites sooner, but will also result in an increase in cost per satellite due to the current higher costs of these first generation components. The cost of the satellite configuration has also increased due to the impacts of inflation, supply chain disruptions, design changes, and increases in the cost of electronic components, assembly equipment, launch costs, salaries and other aspects of our satellite design and assembly activities. These estimated costs are preliminary estimates and based on certain assumptions and information currently available to us and are subject to changes based on numerous factors, including potential price changes, supply chain disruptions, design changes, delays in development of components and materials, launch costs, launch insurance, and other factors. Accordingly, actual costs may materially differ from our current estimates.

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

We have contractual obligations, including non-cancellable operating leases for office space, with terms expiring through February 2028. During the nine months ended September 30, 2022, there were no material changes from the future minimum annual rental payments required under the operating lease agreements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. As of September 30, 2022, we had contractual commitments with third parties in the aggregate amount of $63.3 million related to R&D programs, capital improvements, and procurement of BB satellite components. We expect these commitments will continue to increase as we complete the supply chain and electronics development in preparation for the production and launch of the BB satellites.

Common Stock Purchase Agreement

On May 6, 2022, we entered into the Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with B. Riley. Pursuant to the Common Stock Purchase Agreement, we have the right, in our sole discretion, to sell to B. Riley up to $75.0 million of shares of our Class A common stock at 97% of the volume weighted average price (“VWAP”) of the Class A common stock calculated in accordance with the Common Stock Purchase Agreement, over a period of 24 months subject to certain limitations and conditions contained in the Common Stock Purchase Agreement. Sales and timing of any sales of Class A common stock are solely at our election, and we are under no obligation to sell any securities to B. Riley under the Common Stock Purchase Agreement. As consideration for B. Riley’s commitment to purchase shares of the Company’s Class A common stock, we have issued 43,938 shares of our Class A common stock as commitment shares and will issue up to an aggregate of 43,938 shares of our Class A common stock if certain conditions are met. Other than the issuance of the commitment shares of our Class A common stock to B. Riley, we issued 1,756,993 shares of our Class A common stock to raise capital under the Common Stock Purchase Agreement as of September 30, 2022, aggregating to net proceeds of $13.4 million under the Common Stock Purchase Agreement. Proceeds from the sale of our Class A common stock under the Common Stock Purchase Agreement were and will continue to be used for general corporate purposes.

Equity Distribution Agreement

On September 8, 2022, we entered into the Sales Agreement with Evercore Group L.L.C. and B. Riley Securities, Inc. (collectively, the “agents”) to sell shares of our Class A common stock having an aggregate sales price of up to $150.0 million through an “at the market offering” program under which the agents will act as sales agents. The agents are entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold. Under the Sales Agreement, the Company issued 522,051 shares of its Class A common stock as of September 30, 2022 aggregating to proceeds of $3.6 million, net of commissions paid to agents and transaction costs. In addition, the Company sold 95,512 shares of its Class A common stock for total net proceeds of $0.7 million, which were not issued and are pending settlement as of September 30, 2022, in accordance with the Sales Agreement settlement term. Proceeds from the sale of our Class A common stock under the Sales Agreement were and will continue to be used for general corporate purposes.

Texas Financing Agreement

In December 2021, concurrent with the purchase of real property and equipment in Midland, Texas, our wholly-owned subsidiary, AST & Science Texas, LLC (“AST Texas”), entered into a new Credit Agreement providing for a $5.0 million term loan secured by the property. Borrowings under the term loan bear interest at a fixed rate equal to 4.20% per annum until December 7, 2026, and from December 8, 2026 until December 8, 2028 at a fixed rate per annum equal to 4.20% subject to adjustment if the index rate as defined in the Credit Agreement is greater than 4.20%. See the notes to the unaudited condensed consolidated financial statements (Refer to Note 9 for further information).

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

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2022 and 2021 (in thousands) (unaudited):

	For the Nine Months Ended September 30,
	(unaudited)
	2022	2021
Cash, cash equivalents and restricted cash	$199,529	$360,390
Cash used in operating activities	$(121,424)	$(58,612)
Cash used in investing activities	(19,814)	(40,494)
Cash provided by financing activities	17,298	416,878

Operating activities

Cash used in operating activities was $(121.4) million for the nine months ended September 30, 2022, including $14.8 million of deposits paid to a launch provider related to the first BB initial payment and a launch reservation fee for a future BB launch, as compared to cash used in operating activities of $(58.6) million for the nine months ended September 30, 2021. The $48.0 million increase in cash used in operating activities, excluding the above mentioned deposits paid to the launch provider, was attributable to higher operating expenses as a result of an increase in headcount, research and development efforts, software license costs, professional services fees and other office related expenses, and an increase in advances paid to vendors for development and procurement of long-lead components for our BB satellites.

Investing activities

Cash used in investing activities was $(19.8) million for the nine months ended September 30, 2022, as compared to cash used in investing activities of $(40.5) million for the nine months ended September 30, 2021. The $20.7 million decrease in cash used in investing activities was primarily attributable to net proceeds (net of transaction costs and cash balance of Nano deconsolidated as on the date of sale) of $26.0 million received from the Nano Share Sale and a $4.1 million decrease in BW3 test satellite assembly costs offset by $9.4 million increase in purchases of property and equipment including construction costs incurred at our new Texas facility.

Financing activities

Cash provided by financing activities was $17.3 million during the nine months ended September 30, 2022, as compared to cash provided by financing activities of $416.9 million during the nine months ended September 30, 2021. Cash provided by financing activities for the nine months ended September 30, 2021 was attributable to the proceeds from the Business Combination. Cash provided by financing activities for the nine months ended September 30, 2022 was primarily attributable to the sale of shares of Class A common stock under the Common Stock Purchase Agreement and Sales Agreement.

Impact of Inflation

While inflation may impact our capital and operating expenditures, we believe the effects of inflation on our historical results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations, capital cost estimates, and financial condition will not be materially impacted by the current heightened levels of inflation.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of September 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

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

Item 1A. Risk Factors.

As of September 30, 2022, there have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 6, 2022, we entered into the Common Purchase Agreement with B. Riley. Pursuant to the Common Stock Purchase Agreement, we have the right, in our sole discretion, to sell to B. Riley up to $75.0 million of shares of our Class A common stock at 97% of the volume weighted average price (“VWAP”) of the Class A common stock calculated in accordance with the Common Stock Purchase Agreement, over a period of 24 months subject to certain limitations and conditions contained in the Common Stock Purchase Agreement. Sales and timing of any sales of Class A common stock are solely at our election, and we are under no obligation to sell any securities to B. Riley under the Common Stock Purchase Agreement. As consideration for B. Riley’s commitment to purchase shares of the Company’s Class A common stock, we have issued 43,938 shares of our Class A common stock as commitment shares and will issue up to an aggregate of 43,938 shares of our Class A common stock if certain conditions are met. Other than the issuance of the commitment shares of our Class A common stock to B. Riley, we issued 1,756,993 shares of our Class A common stock to raise capital under the Common Stock Purchase Agreement as of September 30, 2022 aggregating to net proceeds of $13.4 million under the Common Stock Purchase Agreement.

Proceeds from the sale of our Class A common stock under the Common Stock Purchase Agreement will continue to be used for general corporate purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

10.1

Equity Distribution Agreement dated as of September 8, 2022 between AST Spacemobile, Inc., AST & Science, LLC, Evercore Group L.L.C. and B. Riley Securities, Inc. (Incorporated by reference to Exhibit 1.1 to the Company's Form 8-K filed with the SEC on September 9, 2022)

10.2	NanoAvionika UAB Share Sale and Purchase Agreement, dated as of July 2, 2022 (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed with the SEC on July 5, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AST SPACEMOBILE, INC.

Date: November 14, 2022	By:	/s/ Abel Avellan
	Name:	Abel Avellan
	Title:	Chairman and Chief Executive Officer
Principal Executive Officer

Date: November 14, 2022	By:	/s/ Sean R. Wallace
	Name:	Sean R. Wallace
	Title:	Chief Financial Officer
Principal Financial Officer