Form 10-K
period 2022-12-31
AST SpaceMobile, Inc.
filed 2023-03-31
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

f

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

t

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, was $258.2 million. The registrant has no non-voting common stock.

As of March 28, 2023, there were 71,877,559 shares of Class A common stock, $0.0001 per value, 50,041,757 shares of Class B common stock, $0.0001 par value, and 78,163,078 shares of Class C common stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

AST SPACEMOBILE, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2022

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
•
“AST Equityholders” refers to Avellan, Invesat, Vodafone, American Tower, Samsung, and Rakuten USA.
•
“AST LLC” refers to AST & Science, LLC, a Delaware limited liability corporation.
•
“AST LLC Common Unit” means a unit of ownership interest in AST LLC, which entitles the holder thereof to the distributions, allocations, and other rights under the A&R Operating Agreement.
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
•
“Cellular Broadband” refers to cellular communications at 4G LTE/5G speeds.
•
“Charter” are to our Second Amended and Restated Certificate of Incorporation.
•
“Class A Common Stock” means the shares of class A common stock, par value $0.0001 per share of the Company.
•
“Class B Common Stock” means the shares of class B common stock, par value $0.0001 per share of the Company.
•
“Class C Common Stock” means the shares of class C common stock, par value $0.0001 per share of the Company.
•
“Class C Share Voting Amount” are to the “Class C Share Voting Amount,” as such term is defined in the Charter, which is a number of votes per share equal to (i) (x) 88.31%, minus (y) the total voting power of the outstanding stock of SpaceMobile (other than Class C Common Stock) owned or controlled by Avellan and his permitted transferees, divided by (ii) the number of shares of Class C Common Stock then outstanding.
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
•
“Existing Equityholder(s)” refers to the equityholders of AST LLC pursuant to the Prior AST Operating Agreement.
•
“Invesat” refers to Invesat LLC, a Delaware limited liability company.
•
“LEO” refers to Low Earth Orbit.
•
“LTE” refers to long-term evolution.
•
“MIMO” refers to Multiple-Input Multiple-Output
•
“MNOs” refers to Mobile Network Operators.
•
“Prior AST Operating Agreement” means that certain Fourth Amended and Restated Limited Liability Company Operating Agreement of AST.

•
“Public warrants” are to the warrants sold by the Company as part of the units in its initial public offering and any additional warrants issued pursuant to the Warrant Agreement that trade with the outstanding public warrants.
•
“Rakuten” refers to Rakuten Mobile Singapore PTE. LTD, a Singapore private limited company.
•
“Rakuten USA” refers to Rakuten Mobile USA Service Inc., a Delaware corporation.
•
“SpaceMobile Service” refers to the mobile broadband network that is expected to provide connectivity to standard, unmodified, off-the-shelf mobile phones or 2G/3G/4G LTE/5G devices from the Company’s satellite network.
•
“Sponsor” refers to New Providence Acquisition Management LLC, a Delaware limited liability company.
•
“Stockholder Parties” refers collectively to Sponsor and the AST Equityholders.
•
“Stockholders' Agreement” refers to that Certain Stockholders' Agreement, dated as of April 6, 2021, by and among the Company and the Stockholders Parties.
•
“Subsidiaries” refers to Subsidiaries as defined in the Tax Receivable Agreement.
•
“Sunset Date” refers to the Sunset Date described in the Stockholders’ Agreement, which is the earliest to occur of (i) Avellan’s retirement or resignation from the Board of Directors, (ii) the date on which Avellan and his permitted transferees beneficially own less than 20% of the Class A Common Stock that Avellan beneficially owns as of immediately after the Closing and (iii) Avellan’s death or permanent incapacitation.
•
“Tax Receivable Agreement” refers to that certain Tax Receivable Agreement (“TRA”) dated as of April 6, 2021 by and among the Company, AST LLC, the TRA Holders and Thomas Severson, as the TRA Holder Representative.
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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” for the purposes of federal securities laws that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-K regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

•
our strategies and future financial performance, including our business plans or objectives, products and services, pricing, marketing plans, operating expenses, market trends, revenues, liquidity, cash flows and uses of cash and capital expenditures;
•
expected functionality of the SpaceMobile Service;
•
the timing and results of ongoing testing on our BlueWalker 3 test satellite;
•
anticipated timing and level of deployment of satellites and anticipated developments in technology included in our satellites;
•
anticipated demand and acceptance of mobile satellite services;
•
anticipated costs necessary to execute our business plan, many of which are preliminary estimates subject to change based upon a variety of factors, including but not limited to our success in deploying and testing our constellation of satellites;
•
availability of launch windows by the launch providers and associated launch costs;
•
prospective performance and commercial opportunities and competitors, including competitors who may have more resources than we do;
•
our ability to finance our operations and research and development activities, including our ability to raise capital in the public and private markets;
•
commercial partnership acquisition and retention;
•
the negotiation of definitive agreements with MNOs relating to the SpaceMobile Service that would supersede preliminary agreements and memoranda of understanding;
•
our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•
our expansion plans and opportunities, including the size of our addressable market;
•
our ability to comply with domestic and foreign regulatory regimes and the timing of obtaining regulatory approvals;
•
changes in applicable laws or regulations;
•
our ability to invest in growth initiatives and enter into new geographic markets;
•
the impact of the COVID-19 pandemic;
•
the possibility we may be adversely affected by other economic, business, and/or competitive factors;
•
the outcome of any legal proceedings that may be instituted against us;
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

PART I

Item 1. Business

Our Company

We are building the first space-based Cellular Broadband network designed to be accessible by standard, unmodified, off-the-shelf mobile phones or 2G/3G/4G LTE/5G devices using low band and middle band spectrum controlled by Mobile Network Operators (“MNOs”). Our SpaceMobile Service is being designed to provide cost-effective, high-speed mobile broadband services to end-users who are out of terrestrial cellular coverage. The SpaceMobile Service currently is planned to be provided by a constellation of high-powered, large phased-array satellites in Low Earth Orbit (“LEO”). The mobile traffic will be transmitted by the SpaceMobile constellation and connected via high-throughput Q/V-band links to in-country gateways which are collocated with the MNOs’ cellular network infrastructure. We anticipate that users will be able to connect to the SpaceMobile Service as if they were using a local cell tower.

We intend to work with MNOs to offer the SpaceMobile Service directly to the MNOs’ end-user customers. Our vision is that users will not need to subscribe to the SpaceMobile Service through us, nor will they need to purchase any new or additional equipment. Instead, users will be able to access the SpaceMobile Service when prompted on their mobile device that they are no longer within range of the land-based facilities of the MNO operator or will be able to purchase a plan directly with their existing mobile provider. We generally seek to use a revenue-sharing business model in our agreements with MNOs.

We believe the SpaceMobile Service will be highly attractive to MNOs as it will enable them to improve their service offering without significant incremental capital investments. The SpaceMobile Service is expected to enable MNOs to augment and extend their coverage without building towers or other land-based infrastructure, including where it is not cost-justified or is difficult due to geographical challenges, such as mountainous or rugged terrain. As a result of the incremental coverage created by the planned SpaceMobile Service, we believe that our MNO partners will have the opportunity to increase subscribers’ average revenue per unit (“ARPU”) and help to reduce subscriber churn.

On April 1, 2019, we launched our first test satellite, BlueWalker 1 (“BW1”), which was used to validate our satellite to cellular architecture and was capable of managing communications delays from LEO and the effects of doppler in a satellite to ground cellular environment using the 4G LTE protocols.

We launched our BlueWalker 3 (“BW3”) test satellite on September 10, 2022. On November 14, 2022, we announced the completion of the deployment of the communication array of the BW3 test satellite in orbit. On December 14, 2022, we provided an update with respect to certain BW3 test satellite performance and testing activities, including the construction of a telemetry, tracking and control network, implementation of an end-to-end testing of the flight control software to control communications array, testing patented doppler and delay hardware and software solutions, and the installation of a ground network for end-to-end testing at various testing locations.

As of March 31, 2023, we are continuing the initial testing in efforts to achieve Cellular Broadband communications between the BW3 test satellite and a standard/unmodified cellular phone. Following the completion of initial testing and after we have achieved Cellular Broadband communications, we plan to continue performing similar tests of these Cellular Broadband speeds with various MNOs internationally using the BW3 test satellite and a standard/unmodified cellular phone as well as other aspects of the SpaceMobile network.

We operate from multiple locations that include our corporate headquarters and 185,000 square feet satellite assembly, integrating and testing (“AIT”) facilities in Texas, and AIT and engineering and development locations elsewhere in the United States, India, Scotland, Spain and Israel. In December 2022, we established a new research and development center in India to support our global engineering and development activities. Our India research, development and engineering center will focus on research and development of next-generation hardware, software, space-related technologies and operations.

Competitive Advantage

We believe our planned SpaceMobile Service will have the following competitive advantages:

Large Addressable Market: We estimate that the annual global market opportunity for wireless cellular services is more than $1.1 trillion, according to Groupe Speciale Mobile Association (“GSMA”) market data. As of December 31, 2022, GSMA reports approximately 5.5 billion mobile subscribers are constantly moving in and out of coverage, approximately 3.5 billion people have no cellular broadband coverage and approximately 400.0 million people have no connectivity or mobile cellular coverage.

Superior Interoperability and Service Quality: Due to the combination of our innovative technology and the location of our LEO satellites, we believe that our SpaceMobile Service will have significant advantages versus other mobile satellite services. The SpaceMobile Service is designed to provide connectivity to any standard, unmodified, off-the-shelf 2G/3G/4G LTE/5G mobile phone using low and mid band cellular frequencies currently used by MNOs. This technology eliminates the need to purchase expensive, specialized equipment or to carry antennas. Furthermore, our communications array, which is currently the largest ever commercially deployed in LEO, is specifically designed to deliver Cellular Broadband speeds including voice, text, data and video services.

Significant Coverage Advantages: We believe wireless carriers and wireless infrastructure providers will integrate our Cellular Broadband coverage capabilities in order to more cost effectively deliver wireless services in hard to reach remote areas that experience coverage gaps and in rural areas which are prohibitively expensive to cover. We also believe our SpaceMobile Service will enable wireless operators to reduce carbon emissions by enabling them to reduce the use of wireless infrastructure that uses distributed generators to power their infrastructure. In addition, we believe the SpaceMobile Service could be used as a back up in the event of a disruption of service to the MNO’s terrestrial infrastructure due to a natural disaster such as a hurricane, civil unrest or a cyberattack.

Satellites Designed for Greater Functionality, Power and Redundancy. The SpaceMobile satellites are designed to use patented, high-throughput modular satellite technology to distribute the functional capabilities of conventional satellites (power, thermal, navigation, communications) across many small, functionally independent and patented modules called Microns. The distribution of functionality across a large-area, low-volume and in-space structure maximizes surface area thereby materially enhancing the signal strength of the radio function while minimizing the total system mass. Another unique design feature is the attachment of solar arrays on the solar side of the array which eliminates the need for duplicative infrastructure. The distributed design is also expected to enable the SpaceMobile Service to be able to continue operations when a portion of the Microns or solar panels fail in space versus total loss which typically occurs on a conventional satellite.

Our Strategy

We intend to build a SpaceMobile Service which leverages our technology to provide Cellular Broadband services to MNO end-user customers around the world using existing mobile handsets. The principle components of our strategy include the following:

Develop Complementary Relationships with Mobile Network Operators. We intend on partnering with MNOs to offer the SpaceMobile Service to their end-user customers. We believe the strategy will enable our MNO partners to expand the coverage areas of their operations and increase their total addressable market with limited incremental capital investment.

Focus on Providing Wholesale Services to Mobile Network Operators. In addition to seeking complementary relationships with MNOs, we will also seek to sell our services on a wholesale basis to MNOs who then offer this capability directly to their customer base. We believe this focus will enable us to avoid competing with existing incumbent carriers and reduce the complexity of our operations, thereby significantly reducing our overhead, marketing costs, customer acquisition costs, billing infrastructure and other customer support operations.

Modular Deployment Schedule. We plan to construct and launch satellites in phases to focus our constellation’s initial power and capacity on targeted geographical areas that provide the most attractive opportunities. This prioritization of coverage is designed to minimize the capital required to initiate commercial service and generate revenue sooner. Focusing on targeted geographical areas will also enable us to concentrate our resources on fewer regulatory and ground infrastructure initiatives.

Continuing to Build and Leverage Relationships with Wireless Infrastructure Providers. We have entered into agreements with wireless infrastructure partners and intend to leverage these relationships to provide the in-country ground infrastructure and telecom facilities necessary for our MNO partners to deliver the SpaceMobile Service to their customers. We also believe that these wireless infrastructure providers will assist us in developing innovative financing techniques to support our infrastructure roll out and help us identify and partner with MNOs around the world.

Maintaining our Focus on Technology and Innovation. We continue to focus on research and development to bring our SpaceMobile Service to market. Our continued innovation in the development of our satellite system, components and related technologies and services are supported by a global engineering team of space scientists and consultants. We are also industrializing our component manufacturing and satellite assembly process to automate the assembly, installation and testing of satellites. We are also investing in scaling our procurement and inventory management processes which are expected to lower cost and increase the production volume of satellites. We protect our innovations by filing numerous patent applications and intellectual property registrations in the United States (“U.S.”) and worldwide. We own most of the intellectual property we use. We also systematically monitor and review potential infringements on our intellectual property.

Focus on United States Manufacturing and Intellectual Property Development Activities. Our strategy is to manufacture, assemble, integrate and test our satellites primarily in our facilities in the United States. Our development of intellectual property portfolio and flight software are driven by our engineering and development centers in the United States. We intend upon continuing to expand and protect our intellectual property portfolio and register these patents in the United States.

Development and Commercial Launch Activities

As part of our strategy, we are designing and assembling our own constellation of BlueBird (“BB”) satellites. We plan to leverage skills, know-how and technological expertise derived from the design and assembly of our BW3 test satellite in the development of our BB satellite platform. We are currently assembling the first generation of commercial BB satellites (“Block 1 BB satellites”). We expect the Block 1 BB satellites will be of similar size and weight to the BW3 test satellite and have design improvements for enhanced power efficiency and throughput designed to increase capacity. We currently expect to launch five Block 1 BB satellites during the first quarter of 2024. The exact timing of the launch is contingent on a number of factors, including satisfactory and timely completion of assembly and testing of five Block 1 BB satellites and other factors, many of which are beyond our control. Following the launch, deployment and testing of five Block 1 BB satellites, we currently plan to initiate a limited, noncontinuous SpaceMobile Service in certain targeted geographical areas and seek to generate revenue from such service. Prior to initiating such service, we will need to obtain regulatory approvals in each jurisdiction where we would provide such service and would need to enter into definitive agreements with MNOs relating to the offering of such service in each jurisdiction.

We believe the deployment of Block 1 BB satellites and subsequent initiation of limited, noncontinuous SpaceMobile service will help to demonstrate the advantages of a satellite-based Cellular Broadband service in the marketplace. This market activity may commence while we continue the development and testing of the next generation of the BB satellites, although there can be no guarantee that we will commence such activities.

Our next generation of BB satellites (“Block 2 BB satellites”) are expected to derive greater performance through the introduction of our own AST5000 Application Specific Integrated Circuit (“ASIC”) chip, which will provide materially greater throughput capacity, require less power and offer a lower overall unit cost. Block 2 BB satellites will also benefit from the advantages of a larger aperture array which provides greater spectrum reuse, enhanced signal strength and increased capacity, thereby reducing the necessary number of satellites to achieve service as compared to smaller apertures. We currently plan to launch and deploy Block 2 BB satellites in a phased approach beginning in 2024 after the launch of the Block 1 BB satellites.

We are developing a phased satellite deployment plan and corresponding commercial launch plan of the SpaceMobile Service based on targeted geographical areas to provide the SpaceMobile Service to the most commercially attractive MNO markets. We plan to achieve substantial service in the selected, targeted geographical areas with the launch and operation of 25 BB satellites and achieve substantial service in all targeted geographical areas to meet our long term business goals with the launch and operation of approximately 95 BB satellites. We anticipate launching and deploying additional satellites beyond the initial 95 satellites in order to enhance coverage and system capacity in response to incremental market demand. Continuous coverage is not expected to be available at all times in certain areas due to numerous factors, including number of active satellites in the region, latitude coverage range, and other factors. The timeline for the development and commercialization of our BB satellites has been, and continues to be, subject to numerous uncertainties, many of which are beyond our control, including, satisfactory and timely completion of satellite components and assembly and testing of the satellites, availability of launch windows by the launch providers, our ability to raise capital, proposed orbits and resulting satellite coverage, launch costs, ability to enter into definitive agreements with MNOs, regulatory approvals, and other factors. Accordingly, we may adopt a deployment and commercialization strategy, including the nature and type of services offered and the geographic areas where we may launch such services, that may differ materially from our previous and/or current plans. Also, we will need to obtain regulatory approval in each jurisdiction to provide the SpaceMobile Services and our inability to obtain such approval on a timely basis, or at all, could impact our commercial launch plans.

Customers, Sales and Marketing

We have developed relationships with companies, such as Vodafone, Rakuten, American Tower, Nokia and others that have innovative technologies and products, skilled personnel, and potential end-user customers that complement our strategy. We believe that our business model is attractive to MNOs who will be able to augment and extend their Cellular Broadband coverage to customers without having to build additional towers, infrastructure, or purchase additional spectrum. In addition, we believe that the SpaceMobile Service will provide MNOs the opportunity to increase monthly ARPU through the sales of additional services.

The SpaceMobile Service is being designed to offer Cellular Broadband under our wholesale business model with MNOs. We expect the MNOs will market our SpaceMobile Service to their existing customers, who will be the ultimate end-users. We generally seek to negotiate a revenue-sharing model in our agreements with MNOs. As of March 31, 2023, we have entered into over 35 preliminary agreements and understandings with MNOs. Many of these preliminary agreements and understandings will need to be renewed as their terms will end before we expect to launch the SpaceMobile Service. Also, we will need to execute definitive commercial agreements with MNOs that will supersede these preliminary agreements and understandings before we can offer our SpaceMobile Service.

We expect that the MNOs will market and sell the enhanced coverage of the SpaceMobile Service directly to their customers and offer the service at a differentiated price to the current terrestrial coverage using the following illustrative service offerings, among others.

Service Offering	Service Offering Details
Day Pass (Ad-Hoc)	●	Upon leaving the terrestrial cellular coverage area, mobile subscribers will receive a text on their phone asking if they would like to turn on the SpaceMobile Service.
Monthly Add-on Subscription (Consumer)	●	Subscribers can pay a fixed monthly fee to add the SpaceMobile Service as a supplemental service to their current wireless plan.
	●	Roaming onto the SpaceMobile Service’s network upon entering an area without cell tower coverage.
Monthly Add-on Subscription (Enterprise)	●	Same as monthly add-on for consumers, but with more data targeting commercial enterprises.
Standalone Get Connected Plan	●	In areas without cellular coverage today, subscribers will use and pay for the SpaceMobile Service as their primary network through an MNO partner.
Aeronautical and Maritime	●	Connect end users travelling in aircraft and vessels for Cellular Broadband service.
Military and Government	●	Service for military and governmental operations

We expect that the majority of our revenue will be generated from SpaceMobile Service offerings similar to those described above through revenue-sharing arrangements with MNOs; however, the ultimate offerings and pricing will be subject to mutual agreement with the MNOs and there can be no assurance as to what model any MNO ultimately offers its customers and the level of customer acceptance of these models.

Manufacturing, Assembly and Launch

Our strategy is to manufacture satellite components and assemble, integrate and test BB satellites primarily in our AIT facilities in Texas. Our primary AIT facilities include approximately 185,000 square feet facilities in Texas for assembly and testing of our BB satellites, as well as an approximately 10,500 square foot facility in Spain for assembly and testing of avionics components and an approximately 33,000 square foot facility in Israel for assembly and testing of electronic components. We made significant capital investments in buildings and equipment at our AIT facilities to manufacture certain satellite components at our facilities; streamline the assembly, integration and testing processes for BB satellites; and conduct various testing of satellites including vibration and environment testing at our facilities. We currently have the capacity to produce up to two satellites per month, if required. Our goal is to continue to make additional capital investments to be able to produce up to six satellites per month to meet our future commercial launch and planned deployment strategy.

We also utilize a range of domestic and international contract manufacturers and vendors to manufacture specific components, subsystems, software and other electronic components used in our BB satellites. Some components, subsystems and services necessary for the assembly of our satellites are obtained from a sole source supplier or a limited group of suppliers. We have entered into agreements and placed orders for procurement of critical and long lead components and subsystems required for the assembly of Block 1 BB satellites. In addition, we have also entered into agreements for design and development of various critical and long lead components and subsystems for Block 2 BB satellites.

We have entered into a Launch Services Agreement with SpaceX relating to the launch of the five Block 1 BB satellites. The exact timing of the launch, which is expected to carry five Block 1 BB satellites, is contingent on a number of factors, including satisfactory and timely completion of production and testing of Block 1 BB satellites and other factors, many of which are beyond our control. We are also actively engaged in discussions with several launch providers for launch of our Block 2 BB satellites.

Satellite Technology Development

The industry in which we compete is subject to rapid technological developments, evolving standards, changes in customer requirements and continuing developments in the communications and networking environment area. We believe our ability to adapt to these changes, and to develop the SpaceMobile Service and the related components, will be an important factor in our ability to execute our business plan.

We conduct a majority of our engineering development activities by utilizing our global engineering team of space scientists and consultants to work with us on various aspects of our satellite system development efforts. Our engineering development activities primarily take place at development offices located in Maryland, Scotland, Spain and Israel as well as at our Texas assembly and testing facilities. In December 2022, we established a new research and development center in India to support our global engineering and development activities. Our India research, development and engineering center will focus on research and development of next-generation hardware, software, space-related technologies and operations. In addition, we utilize third-party technology partners to assist in the development of our satellite technology, including our satellite mechanical design and the design of our electronics.

Government Regulations

We are required to comply with the laws and regulations of, and often obtain approvals from, national and local authorities in connection with our services. As we launch service to additional countries and regions, we will become subject to additional governmental approvals and regulations. We will provide a number of services that rely on the use of radio-frequency spectrum, and the provision of such services is highly regulated. Satellites must be operated in a manner consistent with the regulations and procedures of the International Telecommunication Union (“ITU”), a specialized agency of the United Nations, which require the coordination of the operation of satellite systems in certain circumstances, and more generally are intended to avoid the occurrence of harmful interference among different users of the radio spectrum.

Our business is subject to extensive rules, regulations, statutes, orders and policies imposed by the government in the United States and in foreign jurisdictions. For example, in the U.S. commercial use of radio-frequency spectrum is subject to the jurisdiction of the Federal Communications Commission (“FCC”) under the Communications Act of 1934, as amended. The FCC is responsible for authorizing the operation of commercial spacecraft, and also authorizes non-U.S. licensed spacecraft to be used to serve the United States. The FCC also licenses the operation of satellite earth stations and regulates the technical and other aspects of the operation of these facilities.

The SpaceMobile Service in the United States is subject to a pending Petition for Declaration and accompanying application (“PDR Application”) before the FCC, seeking market access to permit the commercial operation of a foreign satellite in United States territory in V-band frequencies. The PDR Application seeks authority to utilize 243 satellites operating in 16 orbital planes in an approximate altitude of 700 kilometers. The PDR Application for satellite space station authorization has been accepted for filing and is under consideration by the FCC. Third parties have filed letters of support for, and of opposition to, our PDR Application. We expect that, if approved, the FCC will apply routine conditions to a grant of authority authorizing market access pursuant to our PDR, including launch and operation milestones, that we must comply with. If we change the operational parameters of our satellites, we will need to file a supplemental application to modify our license with the FCC and obtain affirmative consent before undertaking such modifications. If we do not meet the launch and operation milestones set out in our grant, once obtained, we risk losing a portion of our surety bond for failure to meet all milestones.

Because the SpaceMobile Service will communicate with end users using satellites transmitting on spectrum traditionally licensed to MNOs, in the U.S. we also will need the approval of the FCC’s Wireless Telecommunications Bureau, which handles terrestrial wireless licensing. We intend to seek this approval in connection with an agreement with a terrestrial MNO with which we have a cooperative arrangement. Other parties have indicated that they may oppose this approval on procedural and substantive grounds.

We have an experimental license with the FCC that permits the testing of the BW3 test satellite in LTE frequencies in multiple locations in the United States and permits the testing of V-band ground stations in Texas and Hawaii in connection therewith. We are required to comply with operational and coordination requirements set forth as conditions to the experimental license grant. Material changes to the experimental license testing parameters would require prior approval by the FCC.

We also will need to secure FCC authority in the future for the ground segment of the SpaceMobile Service, consisting of approximately three fixed earth stations located in the United States. Earth station licenses generally are granted for 15-year terms, and typically are renewed in the ordinary course. Material changes in earth station operations would require prior approval by the FCC. The operation of our earth stations is subject to various license conditions, as well as the technical and operational requirements of the FCC’s rules and regulations.

We are also seeking regulatory approval for fixed earth stations in other jurisdictions around the world to operate satellite earth stations in connection with our service, including in connection with BW3 testing. Also, we are seeking regulatory approval to permit the commercial operation of our satellites using V-band frequencies in foreign jurisdictions where we intend to operate. If we are unable to obtain such regulatory approvals, we would not be able to operate in those jurisdictions. With respect to the BW3 test satellite, we have contracted with third parties to permit the usage of UHF and S-band frequencies for telemetry, tracking and control (“TT&C”) in jurisdictions outside of the United States. We intend to contract with third parties for the usage of UHF and S-band frequencies in jurisdictions outside of the United States in connection with the commercial operation of the SpaceMobile Service.

The SpaceMobile Service will also operate under filings made by Papua New Guinea with the ITU and Papua New Guinea has issued a Radiocommunications Apparatus License to us to operate our satellite system. The orbital location and frequencies for our satellites are subject to the ITU’s regulations, including its frequency registration and coordination procedures, and its various provisions on spectrum usage. Those procedures are specified in the ITU Radio Regulations and seek to facilitate shared international use of limited spectrum and orbital resources in a manner that avoids harmful interference. Among other things, the ITU regulations set forth procedures for establishing international priority with respect to the use of such resources, deadlines for bringing satellite networks into use in order to maintain such priority, and coordination rights and obligations with respect to other networks, which vary depending on whether such networks have higher or lower ITU priority. Further licensing by Papua New Guinea may be required if material changes to the SpaceMobile Service are made. We expect to continue to register each of our satellites after launch with the United Nations Register of Objects Launched Into Outer Space via a European country where we have operations.

Government regulators, including the FCC, have adopted expansive views of the scope of their regulatory authority over common carriers providing Cellular Broadband and are increasingly focused on the quality of service, customer disclosures, customer privacy, and the customer support that wireless carriers provide. These include, but are not limited to, common carrier obligations; universal service obligations; rules governing billing and the pass through of third party charges, regulations governing subscriber privacy and customer proprietary network information; access to E911 and location accuracy requirements; roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; emergency warning requirements; rules governing spam, telemarketing and truth-in-billing; outage reporting; open Internet and Net neutrality requirements; cybersecurity and rules requiring the offering of equipment and services that are accessible to and usable by persons with disabilities, among others. Although we do not currently expect that SpaceMobile will be subject to common carrier obligations and regulations, SpaceMobile’s MNO partners may be subject to the conditions described above.

On March 16, 2023, the FCC adopted a Notice of Proposed Rulemaking seeking comment on a new regulatory framework for Supplemental Coverage from Space (“SCS”), which would allow satellite operators to collaborate with terrestrial service providers to expand coverage to terrestrial licensee subscribers. Comments will be due 30 days after the date of publication in the Federal Register. If approved in its current form with some modifications, we believe that it will create a favorable regulatory framework for the satellite-to-device services industry.

Intellectual Property

Our intellectual property (“IP”) portfolio is expansive and technologically diverse, containing numerous and various innovations of the direct-to-cell satellite ecosystem from space to Earth. Our IP portfolio consists of 32 patent families worldwide. To date, we have secured 15 granted United States patents, one of which is exclusively licensed to us, and at least 7 United States patent applications that have been indicated as allowable and ready for issue pending completion of patent office formalities. We also have approximately 24 currently pending United States patent applications. Moreover, we have secured 7 granted international patents providing protection in 15 different countries, including Europe, Australia, Japan, South Korea, and 2 patent applications in Australia and South Korea that have been indicated as allowable and ready for issue pending completion of patent office formalities. We have approximately 62 pending international patent applications in the countries noted above, Canada and India, as well as under the Patent Cooperation Treaty. In total, as of March 31, 2023, we have more than 2,600 patent and patent pending claims worldwide, of which approximately 800 have been officially granted or allowed.

We seek to establish and maintain our proprietary rights in our technology and products through a combination of patents, copyrights, trademarks, trade secrets and contractual rights. We also seek to maintain our trade secrets and confidential information through nondisclosure policies, the use of appropriate confidentiality agreements and other security measures. We maintain IP infringement enforcement and defense insurance (current coverage of $7.0 million for defending infringement claims and $10.0 million to bring offensive infringement claims). We have filed or registered a number of patents and trademarks in the United States and in other countries and have a number of patent filings pending. There can be no assurance, however, that these rights can be successfully enforced against competitors or competitive products in any particular jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks, trade secrets and contracts has incredible value, the rapidly changing technology in the satellite and wireless communications industries and uncertainties in the legal process make our future success dependent on the innovative skills, technological expertise and management abilities of our employees.

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

The industry in which we compete is characterized by rapidly changing technology, a large number of patents, and related litigation regarding patent and other intellectual property rights. We cannot assure you that our patents and other proprietary rights will not be challenged, invalidated or circumvented, that others will not assert intellectual property rights to technologies that are relevant, or that our rights will give us a competitive advantage. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States.

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

We face competition from existing service providers such as Inmarsat, Globalstar, ORBCOMM, Thuraya Telecommunications Co. and Iridium Communications that offer a range of mobile and fixed communications options. In the case of fixed broadband operators, a VSAT end-user terminal is used to provide service while with mobile satellite service providers a special purpose satellite phone is required. In addition, we face competition from companies developing new LEO networks such as SpaceX’s Starlink, OneWeb and Amazon’s Kuiper. In 2023, Apple introduced a new service supported by Globalstar which provides SOS Emergency Service capabilities to its latest generation iPhones. In September 2022, SpaceX and T-Mobile US announced that they plan to offer a text based service from a constellation that will be built in the future. We believe the planned SpaceMobile Service will compete with the direct to device segment of the mobile satellite service sector by providing the ability to support Cellular Broadband data rates, utilize existing unmodified handsets and operate in virtually all of the low to mid band spectrums used by MNOs today. In comparison, the recently announced mobile satellite service LEOs are designed to support low data rate applications such as SOS, texting and in some instances, voice.

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

Environmental, Health and Safety

We are subject to various laws and regulations relating to the protection of the environment and human health and safety, including those governing the management, storage and disposal of hazardous materials, such as fuels and batteries, which may contain hazardous materials. Certain environmental laws, such as the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), impose joint and several liability, without regard to fault, for cleanup costs on persons who disposed of or released hazardous substances into the environment, including at third-party sites or offsite disposal locations, or those who currently own or operate (or formerly owned or operated) sites where such a release occurred. In addition to clean-up actions brought by federal, state, local and foreign governmental entities, private parties could raise personal injury or other claims against us due to the presence of, or exposure to, hazardous materials on, from or otherwise relating to such a property.

Also, our operation of satellites will be regulated by various jurisdictions over which our satellites will travel, as well as those jurisdictions in which we enter or return to the earth’s atmosphere and land (including through unintentional landings), though complete destructive atmosphere reentry of each satellite is anticipated. We could incur significant costs, including cleanup costs, fines, sanctions and third-party claims, as a result of violations of or in connection with liabilities under environmental laws and regulations.

Human Capital Management

As of December 31, 2022, we had approximately 342 employees and consultants worldwide, which included approximately 180 employees and consultants in the U.S. and approximately 162 in other jurisdictions, primarily Scotland, Spain and Israel. We view the strength of our leadership team and our talented colleagues around the world as a critical component of our future success. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements, which may automatically make our employees subject to industry-wide collective bargaining agreements. None of our U.S. employees are subject to any collective bargaining agreement. Generally, each employee is required to sign a confidentiality, non-disclosure and non-use agreement with us. We have not experienced any work stoppages and consider our relations with our employees to be good.

We consider our talent to be very important to our operations and execution of our business strategy as well as the overall success of our business. Our key human capital objectives in managing our business include attracting, developing and retaining top talent, while integrating diversity, equity and inclusion principles and practices into our core values. As such, we invest significant management attention, time and resources to attract, engage, develop and retain our talent. Our talent strategy focuses on our employee training and development, diversity and inclusion and the overall well-being and safety of our talent.

We have ongoing training and development programs to enable employees to further refine and develop their skills. We provide access and make training and development programs available to our employees which include technical programs, regulatory and compliance, business communications and leadership development.

We seek to attract a diverse population of employees by using a wide variety of recruiting platforms, such as online job portals (including portals targeted to diverse communities), recruiters, in-person job fairs, local university training and recruitment programs, and employee referrals. We encourage training and development of our employees and provide on-the-job training and online platforms. We mandate training for all our employees on topics of diversity, equity and inclusion and intend to continually reinforce our commitment to global diversity, equity and inclusion.

Our success depends, in part, on our continuing ability to identify, hire, attract, train, develop, and maintain our employees' well-being. Our ability to hire, attract and retain employees depends on our ability to provide competitive total compensation. Our compensation and benefit packages are designed to attract and retain employees and align the employees' interests with our long-term success. We seek to align the interests of our employees and stockholders by providing long-term incentive programs such as awards of stock-based compensation to most of our employees. We generally make available the following benefits for our employees, including, but not limited to, health insurance, flexible spending accounts, life insurance, long- and short-term disability, paid vacation, paid time off for holidays, sick time, and parental leave.

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

The Vodafone Commercial Agreements are expected to include mutual exclusivity, conditioned upon Vodafone making the SpaceMobile Service available to all of its customers and certain promotional efforts, within all specified Vodafone markets for five years commencing on the launch of a commercial service in all of the specified Vodafone markets; preferential commercial terms in Vodafone partner markets; 50/50 revenue share for the SpaceMobile Service in Vodafone exclusivity markets; and the procurement, building and operating of mobile network ground stations at a mutually agreed cost by Vodafone. No payments have been made to date between us and Vodafone pursuant to the anticipated Vodafone Commercial Agreements. Vodafone has the right to designate one individual to our Board of Directors. Currently, Vodafone’s designee is Luke Ibbetson, Head of Group Research & Development, Vodafone.

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

American Tower

We and American Tower have entered into a side letter agreement that was subsequently amended and restated on December 15, 2020 to reflect the transactions and agreements contemplated by the Equity Purchase Agreement between us and New Providence Acquisition Corp. (“NPA”) (the “Amended and Restated Letter Agreement”). The Amended and Restated Letter Agreement contemplates that we and American Tower will enter into commercial agreements to allow us to use American Tower facilities for our terrestrial gateway facilities in certain markets. The term of the operational agreement between us and American Tower is for an anticipated five years after the initial launch of commercial mobile services by us.

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

On March 22, 2022, we and American Tower entered into a non-binding term sheet reflecting the terms and conditions for the deployment of our gateway satellite technology equipment on property owned and operated by American Tower. Under the agreement, American Tower will provide us leased space and managed services at its current and future tower sites and data centers under the global master lease agreements to be entered into by the parties.

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

The Rakuten Agreement includes key performance indicators (“KPIs”) associated with the number of satellites launched, timing and coverage of our SpaceMobile Service in Japan in a phased manner that we must meet. If we do not meet the applicable KPIs for the last two phases noted in the Rakuten Agreement by June 2023 or if AST LLC becomes subject to any bankruptcy proceeding or becomes insolvent, we are required to pay to Rakuten an amount of $10.0 million. Payment of such amount can be made by issuing a promissory note bearing interest at 8.0% per annum and payable in 12 quarterly installments over a three-year term, which can be prepaid at our election. We do not expect to meet the applicable KPIs by June 2023. We and Rakuten are in discussions in light of our current business plan, planned deployment timeline, and commercialization strategy. However, there can be no assurance that Rakuten will agree to amend or waive the $10.0 million payment that would be due for not meeting the KPIs. If Rakuten does not agree to amend or waive this $10.0 million payment, we expect to incur a liability of $10.0 million in June 2023. The term of the Rakuten Agreement shall remain in effect until we fulfill our obligations under the Rakuten Agreement. No payments have been made to date between us and Rakuten under the Rakuten Agreement.

Information about our Executive Officers

Certain information concerning our executive officers is set forth below:

Name	Position
Abel Avellan	Chairman of the Board and Chief Executive Officer
Sean Wallace	Executive Vice President, Chief Financial Officer
Brian Heller	Executive Vice President, General Counsel and Secretary
Shanti Gupta	Senior Vice President, Chief Accounting Officer

Abel Avellan. Mr. Avellan, age 52, is AST’s Founder, Chairman, and Chief Executive Officer since its inception in 2017. Prior to founding AST, Mr. Avellan served as the founder and Chief Executive Officer of Emerging Markets Communications (“EMC”), a satellite-based communications services provider to maritime and other mobility markets, from 2000 until its sale for $550.0 million in July 2016. Following the acquisition of EMC, Mr. Avellan worked as the President and Chief Strategy Officer for Global Eagle Entertainment Inc. until April 2017. Mr. Avellan has over 25 years of success in the space industry and is the co-inventor of 21 U.S. patents. He was the recipient of the Satellite Transaction of the Year award by Euroconsult in 2015 and was named Satellite Teleport Executive of the Year in 2017. Mr. Avellan has a Bachelor’s in Electrical Engineering from Simón Bolivar University.

Sean Wallace. Mr. Wallace, age 61, serves as AST's Executive Vice President, Chief Financial Officer since May 2022. Mr. Wallace is an experienced business leader with over 35 years of finance, banking and management experience. Prior to this appointment, Mr. Wallace served since May 2020 as the Chief Financial Officer and Treasurer of Cogent Communications, Inc., a publicly traded company that is one of the world’s largest commercial internet service providers. Prior to joining Cogent, Mr. Wallace was an investor and operator of industrial real estate projects from 2015 to 2020. He has also held senior management and banking positions at Standard Chartered, where he was the Global Head of their origination and coverage business, and at JP Morgan, where he was their Co-Head of Investment Banking, Asia Pacific and the leader of their North American Telecom Banking operations. Mr. Wallace’s experience as a banker has provided him with expertise in a broad set of financing products, including debt, equity and project finance, executed primarily for telecommunications companies. Mr. Wallace received an AB from Harvard College and an MBA from Harvard Business School.

Brian Heller. Mr. Heller, age 55, serves as AST's Executive Vice President, General Counsel and Secretary since February 2021. Mr. Heller has over twenty years of public company experience. Prior to joining AST, he served as General Counsel of Castle Brands Inc., a publicly-traded spirits company, from October 2008 until its sale to Pernod Ricard in October 2019, and as Senior Vice President - Business and Legal Affairs of Ladenburg Thalmann Financial Services, a publicly-traded financial services company, from April 2007 until its sale to a portfolio company of Reverence Capital Partners in May 2020. He joined Ladenburg from AOL Latin America, where he served as Associate General Counsel. Previously, Mr. Heller was a Partner in the Corporate and Intellectual Property Departments at the Steel Hector & Davis law firm (now Squire Patton Boggs) in Miami, Florida. Earlier in his career, he served as a law clerk to the Honorable James Lawrence King of the United States District Court for the Southern District of Florida. Mr. Heller received his J.D., cum laude, from Georgetown University Law Center, where he was Articles Editor of the Georgetown Law Journal, and his Bachelor of Science degree from Northwestern University. He is admitted to practice law in New York and Florida.

Shanti Gupta. Mr. Gupta, age 46, serves as AST’s Senior Vice President, Chief Accounting Officer since September 2021 and is responsible for the Company’s financial operations, corporate accounting, external reporting, and financial planning and analytics. He brings more than 20 years of global finance and accounting experience to his role on AST’s leadership team. Before joining AST, he worked with Ernst & Young LLP in New York from 2014, where he was a Partner and Managing Director in the Financial Accounting Advisory Services. Previously, he has worked with Deloitte & Touche LLP in New York and KPMG in India. He earned his Bachelor of Commerce (Honors) from Shri Ram College of Commerce, Delhi University, India, and is a licensed Certified Public Accountant. He is also a Chartered Accountant from The Institute of Chartered Accountants of India.

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

Costs of the design, assembly, integration, testing and launch of satellites and related components and ground infrastructure, as well as operating costs, are substantial. There can be no assurance that we will complete the SpaceMobile Service and related infrastructure, products and services on a timely basis, on budget or at all. Design, assembly and launch of satellite systems are highly complex and historically have been subject to frequent delays and cost over-runs. For example, the BW3 launch was delayed, the BW3 development costs exceeded initial estimates and BW3 testing is taking longer than expected. Development of the SpaceMobile Service, which is utilizing new technology, may continue to suffer from delays, interruptions or increased costs due to many factors, some of which may be beyond our control, including:

•
the failure of the SpaceMobile Service to work as expected as a result of technological or manufacturing and assembling difficulties, design issues or other unforeseen matters;
•
lower than anticipated demand and acceptance for the SpaceMobile Service and mobile satellite services in general;
•
the inability to obtain capital in the public and private markets to finance the SpaceMobile Service and related infrastructure, products and services on acceptable terms or at all;
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
•
changes in project scope;

•
increased competition including competitors who may have more resources than we do;
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

We will need to raise additional funds for continued operations and to initiate our planned SpaceMobile Service. These funds may not be available to us when we need them on favorable terms or at all. If we cannot raise additional funds when needed, our operations and prospects will be negatively affected.

We currently estimate we will need to raise additional capital of approximately $550.0 million to $650.0 million for operating and capital expenditures to design, assemble and launch 20 Block 2 BB satellites and operate a constellation of 25 BB satellites to continue to provide SpaceMobile service. We intend to seek to raise additional capital prior to the commencement of the commercial services through the issuance of equity, equity related or debt securities, secured loan facilities, or through obtaining credit from government or financial institutions or commercial partners. To the extent we seek to raise funds in the capital markets, our ability to do so will depend upon market conditions, and volatility in the capital markets. We cannot be certain that additional funds will be available to us on the timelines we may need, on favorable terms if required, or at all. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects could be materially adversely affected.

We will incur significant expenses and capital expenditures in the future to execute our business plan and develop the SpaceMobile Service, and we may be unable to adequately forecast or control our expenses.

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
•
costs associated with protecting our intellectual property rights; and
•
increase our general and administrative functions to support our growing operations.

Because we will incur much of the costs and expenses from these efforts before we receive any revenues with respect thereto, our losses in future periods will be significant. Also, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses. Our ability to become profitable in the future will not only depend on our ability to successfully launch satellites and build the SpaceMobile Service, but also to control costs. If we are unable to efficiently design, assemble, launch and service our satellites or experience significant delays during such development, our potential margins, potential profitability and prospects would be materially and adversely affected.

We are an early stage company with a history of losses and may never become profitable.

We incurred a net loss attributable to common stockholders of $34.8 million for the year ended December 31, 2022 and have incurred net losses of approximately $105.3 million from our inception through December 31, 2022. To date, we have not generated any revenue from our SpaceMobile Service. Our former subsidiary, NanoAvionika UAB (“Nano”), generated revenue from the development and manufacture of satellite technology, and ancillary sales and services globally. Following the completion of the sale of Nano on September 6, 2022, we no longer generate revenue and do not expect to generate revenue in future periods until we launch the SpaceMobile Service.

We will continue to incur operating and net losses each quarter until at least the time we begin generating revenue as a result of planned launches of our commercial satellites, which is not currently expected to begin until 2024 at the earliest, and may continue to incur operating or net losses even after we begin generating revenue. The likelihood of success of our business plan must be considered in light of the substantial challenges, expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the competitive environment in which we operate. The development of a satellite-based direct wireless broadband network and related intellectual property is a speculative undertaking, involves a substantial degree of risk, is a capital-intensive business and may ultimately fail. If we cannot successfully execute our plan to develop a direct wireless broadband network from LEO satellites, referred to as SpaceMobile Service, our business will not succeed.

Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of SpaceMobile Service, which may not occur. Even if we are able to successfully develop our SpaceMobile Service, there can be no assurance that it will be commercially successful and become profitable on a sustained basis, if at all. We expect to have quarter-to-quarter fluctuations in revenues, expenses and capital expenditures, some of which could be significant, due to research, development, manufacturing and assembly expenses and the investments required to design, assemble and launch the SpaceMobile Service constellation satellites.

We will rely on MNOs and require regulatory approvals to access the spectrum the SpaceMobile Service needs to operate.

Unlike traditional mobile satellite services, the SpaceMobile Service will not deliver service over spectrum allocated for mobile satellite use. Rather, the SpaceMobile Service is being designed to deliver service over spectrum allocated for terrestrial mobile use. To do so, regulators in each country where we will offer the SpaceMobile Service will need to approve the SpaceMobile Service’s use of spectrum in this manner. We cannot be sure that these regulatory approvals will be forthcoming or, if received, that they will be issued in a timely manner and on terms and conditions that will allow us to meet our business plan. We will also need to reach cooperative agreements with MNOs under which they will agree to provide us with access to their licensed spectrum on suitable terms and conditions. We cannot be sure that such agreements can be reached or that the terms of such agreements will allow us to provide the SpaceMobile Service for a sufficient period of time or on terms and conditions that will allow us to meet our business plan.

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
•
the ability to access MNO or other spectrum on suitable terms to us;
•
the level of market acceptance and demand for our products and services from MNOs and their end-user customers;
•
the ability to introduce products and services that satisfy market demand;
•
the ability to comply with all applicable regulatory requirements in the countries in which we plan to operate;

•
the effectiveness of competitors in developing and offering similar services and products;
•
consumer acceptance of initial phases of the SpaceMobile Service which is not expected to provide continuous service;
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

Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel, in particular engineers. Experienced and highly skilled employees are in high demand, competition for these employees can be intense and there may be concerns regarding new employees’ unauthorized disclosure of competitors’ trade secrets, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. Because our satellites are based on a different technology platform than traditional LEO satellites, individuals with sufficient training in our technology may not be available to hire, and as a result, we will need to expend significant time and expense training the employees it does hire. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our business strategy. Any failure by our management team and our employees to perform as expected may have a material adverse effect on our business, prospects, financial condition and operating results.

Rapid and significant technological changes could render the SpaceMobile Service obsolete and impair our ability to compete.

The satellite communications industry is subject to rapid advances and innovations in technology. We may face competition in the future from companies using new technologies and new satellite systems, including competitors who may have more resources than we do. New technology could render the planned SpaceMobile Service obsolete or less competitive by satisfying customer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect the business plan may include the deployment by our competitors of new satellites with greater power, flexibility, efficiency or capabilities than ours, as well as continuing improvements in terrestrial wireless technologies. For us to keep pace with technological changes and remain competitive, we may need to make significant capital expenditures, including capital to design and launch new products and services. Customer acceptance of the products and services that we offer may be affected continually by technology-based differences in product and service offerings compared to those of competitors. New technologies may also be protected by patents or other intellectual property laws and therefore may not be available. Any failure to implement new technology within our SpaceMobile Service may compromise our ability to compete.

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

Also, as we introduce new services or enter into new markets, we may face new market, technological, operational, compliance and administrative risks and challenges, including risks and challenges unfamiliar to us. We may not be able to mitigate these risks and challenges to achieve our anticipated growth or successfully execute large and complex projects, which could materially adversely affect our business, prospects, financial condition and results of operations.

We could fail to achieve revenue, or experience a decline in revenue, as a result of increasing competition from companies in the wireless communications industry, including wireless and other satellite operators, and from the extension of land-based communications services or new technologies.

We may face increased competition from new competitors, new technologies or new equipment, including new LEO constellations and expansion of existing geostationary satellite systems, new technology that could eliminate the need for a satellite system or redeployment of existing technologies to serve the direct to cellular handset market. Satellite service providers or others that rely on satellites for their business purposes and end markets, including us, face a currently challenging industry as evidenced by the bankruptcies of OneWeb and Intelsat. The provision of satellite-based services and products is subject to downward price pressure when capacity exceeds demand. In addition to satellite-based competitors, terrestrial voice and data service providers, both wireline and wireless, could further expand into rural and remote areas and provide the same general types of services and products that we intend to provide. Although satellite communications services and terrestrial communications services are not perfect substitutes, the two compete in some markets and for some services and this competition may increase if the SpaceMobile Service proves successful. Consumers generally perceive terrestrial wireless voice communication products and services as less expensive and more convenient than those that are satellite-based. As a result of competition, we may not be able to successfully launch our SpaceMobile Service or products, retain our customers and attract new customers.

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

We face competition from other service providers that offer a range of mobile and fixed communications options, such as Inmarsat, Globalstar, ORBCOMM, Thuraya Telecommunications Co. and Iridium Communications. Also, we face competition from companies developing new LEO networks such as SpaceX’s Starlink, OneWeb, Amazon’s Kuiper and Globalstar. A continuing trend toward consolidation and strategic alliances in the telecommunications industry, as well as the potential development of new satellite constellations, could give rise to significant new competitors. For example, in 2023, Apple introduced a new service supported by Globalstar which provides SOS Emergency Service capabilities to its latest generation iPhones. In September 2022, SpaceX and T-Mobile US announced that they plan to offer a text based service from a constellation that will be built in the future.

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

We expect to rely on MNOs to market and sell our products and services to end users and to determine the prices end users pay. As a result of these arrangements, we will be dependent on the performance of our commercial partners to generate most of our revenue. Such commercial partners will operate independently of us, which exposes us to significant risks. Commercial partners may not commit the necessary resources to market and sell our products and services and may also market and sell competitive products and services. Also, such commercial partners may not comply with the laws and regulatory requirements in their local jurisdictions, which could limit their ability to market or sell our products and services.

We are currently party to a number of preliminary agreements and understandings with MNOs. However, before we can offer the service, we will need to negotiate definitive commercial agreements with MNOs, which would supersede these preliminary agreements and understandings. There can be no assurance that we will be able to negotiate such definitive commercial agreements on terms acceptable to us. Also, many of these preliminary agreements and understandings will need to be renewed as their terms will end before we launch the SpaceMobile Service. If current or future commercial partners do not perform adequately or agree to commercially reasonable terms acceptable to us, we may be unable to achieve our targeted revenue in these markets or enter new markets, and we may not realize our expected growth, and our brand image and reputation could be damaged.

We rely on third parties for the supply of equipment, satellite components and services.

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

We plan to offer our SpaceMobile Service in international markets and intend to collaborate with a number of foreign MNOs. Also, we have development offices or teams in India, Scotland, Spain and Israel. We also source supplies from international suppliers. Operating in foreign countries poses substantial risks, including:

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

Following the launch of the SpaceMobile Service in international markets, our international operations will be sensitive to currency exchange risks. We anticipate having currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we anticipate transacting business and the U.S. dollar may adversely affect our results of operations and financial condition.

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

The ongoing COVID-19 pandemic may disrupt our operations.

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

We rely on third parties to launch our satellites. If we fail to find third parties to launch our satellites or if the third parties fail to perform or delay their performance, the SpaceMobile Service may not be made operational in the anticipated timeframe or at all. There are a limited number of third parties with the capabilities to launch our satellites, some of which are exploring services that could compete with the SpaceMobile Service.

Also, we may not be able to operate our satellites successfully due to mechanical deployment failures after launch or problems occurring during the deployment once in space. In addition, we may not achieve the desired altitudes to operate our satellites which could result in a failure of our satellites to operate as planned.

We expect to insure the launch, over time, of all or a portion of our satellites to operate the SpaceMobile Service as intended, but do not intend to insure our satellites once they are launched for their remaining in-orbit operational lives. Launch insurance currently costs approximately 3.0% to 15.0% of the insured value of the satellite (including launch costs) but will vary depending on market conditions and the safety record of the launch vehicle. We may choose not to insure every launch or to only partially insure some or all launches. Even if a lost satellite is fully insured, acquiring a replacement satellite may be difficult and time consuming. Furthermore, the insurance does not cover lost revenue.

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

Once the SpaceMobile Service is developed and operational, we may experience intermittent signal disruptions, dropped connections, call initiation failures or data transmission disruptions. If the magnitude or frequency of such problems occur repeatedly, we may no longer able to provide a commercially acceptable level of service, our business and financial results and reputation would be harmed and our ability to pursue our business plan would be compromised. Also, failure to provide an acceptable level of service could cause MNOs to seek other solutions for their customers.

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

We may in the future become subject to claims that our satellites or services violate the patent or intellectual property rights of others, which could be costly and disruptive to us.

We operate in an industry that is susceptible to significant intellectual property litigation. Although we maintain intellectual property litigation insurance (currently $7.0 million for defending infringement claims and $10.0 million to bring offensive infringement claims), the defense of intellectual property suit is both costly and time-consuming, even if ultimately successful, and may divert management’s attention from other business concerns. An adverse determination in litigation to which we may become a party could, among other things:

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

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our ability to compete for business, manage our risks, and protect our customers and our reputation. Our network and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer attacks, viruses and other security problems. Persons who circumvent security measures could wrongfully access and obtain or use information on our network or cause service interruptions, delays or malfunctions in our devices, services or operations, any of which could harm our reputation, cause demand for our products and services to fall, and compromise our ability to pursue our business plan. Recently, there have been reported a number of significant, widespread security attacks and breaches that have compromised network integrity for many companies and governmental agencies, in some cases reportedly originating from outside the United States. Also, there are reportedly private products available in the market today which may attempt to unlawfully intercept communications made using our network. We may be required to expend significant resources to respond to, contain, remediate, and protect against these attacks and threats, including compliance with applicable data breach and security laws and regulations, and to alleviate problems, including reputational harm and litigation, caused by these security incidents. In the event of such a security incident, our customer contracts may not adequately protect us against liability to third parties with whom our customers conduct business. Although we have implemented and intend to continue to implement security measures, these measures may prove to be inadequate. These security incidents could have a significant effect on our systems, devices and services, including system failures and delays that could limit network availability, which could harm our business and our reputation and result in substantial liability.

Cyberattacks impacting our networks or systems may have a material effect on our operations.

Cyberattacks, including through the use of malware, computer viruses, distributed denial of services attacks, ransomware attacks, credential harvesting, social engineering and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems could have a material adverse effect on our operations. Cyberattacks can cause equipment or network failures, loss of information, including sensitive personal information of employees or proprietary information, as well as disruption to our operations, which could result in significant expenses, potential investigations and legal liability, and reputational damage. The development and maintenance of systems to prevent such attacks is costly and requires ongoing monitoring and updating. While, to date, we have not been subject to cyberattacks that, individually or in aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risks associated with cyberattacks may be insufficient to repel or mitigate the effects of a major cyberattack in the future.

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

Our ownership and operation of a satellite communications system and the sale of services from such system are subject to significant regulation in the United States, including by the FCC, the U.S. Department of Commerce and others, and in foreign jurisdictions by similar local authorities. The rules and regulations of these U.S. and foreign authorities may change, and such authorities may adopt regulations that limit or restrict our operations as presently conducted or currently contemplated. Such authorities may also make changes to the licenses of our partners or competitors that affect their spectrum, and may, in turn, significantly affect our business. Further, because regulations in each country are different, we may not be aware if some of our partners or persons with whom we do business do not hold the requisite licenses and approvals. Our failure to provide services in accordance with the terms of our licenses or our failure to operate our satellites or ground stations as required by our licenses and applicable laws and government regulations could result in the imposition of government sanctions and/or monetary fines, including the suspension or cancellation of our licenses.

Our ability to provide service to our customers and generate revenues could be harmed by adverse governmental regulatory actions.

Our business is subject to extensive government regulation. Our ability to secure all requisite governmental approvals is not assured, and the process of obtaining governmental authorizations and permits can be very time-consuming and time-sensitive, and require compliance with a wide array of administrative and procedural rules. Our pending application seeking FCC approval to operate feeder links at fixed locations on V-band frequencies in the U.S. has been opposed by multiple competitors in the satellite mobile and terrestrial wireless businesses and we have no assurance if, and when, the requested authority will be forthcoming or what terms and conditions the FCC might impose on a grant. Multiple parties also have objected to both the process by which we propose to request authority to use spectrum generally allocated for terrestrial broadband mobile services and to the substance of that forthcoming request. We have no assurance regarding the outcome of these objections. Also, we have not yet filed a request with the FCC for direct to handset market access. A failure by us to obtain required approvals could compromise our ability to generate revenue or conduct our business in one or more countries. Our requests for regulatory approvals may be subject to challenges by adverse parties and these challenges may delay or prevent favorable action. Furthermore, regulatory approvals can be issued subject to conditions that have an adverse effect on our ability to implement our business plan.

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

Our ability to offer one or more services in important countries or regions of the world may be limited due to regulatory requirements or geopolitical events.

Our ability to provide SpaceMobile Service may be limited in some jurisdictions by local regulations. For example, some countries have local domestic ownership requirements, or requirements for physical facilities or gateways within their jurisdictions, that may be difficult for us to satisfy. In some countries, we may not be able to reach a commercially viable agreement with an MNO that will enable us to access the spectrum needed to deliver the SpaceMobile Service. Also, geopolitical events, such as the outbreak of war or hostilities, as well as related sanctions and other trade restrictions, could impair our ability to provide services in important areas. The inability to offer or provide the SpaceMobile Service in certain markets could impair us from achieving our revenue and growth plans.

We expect to provide our SpaceMobile Service in the U.S. and elsewhere on frequencies not regularly allocated for mobile-satellite service, which requires regulatory approval, and there can be no assurance that we will receive or be able to maintain such approval.

The SpaceMobile Service will utilize end-user frequencies that are not allocated to satellite services. Instead, the SpaceMobile Service will be delivered to end-user customers over frequencies generally allocated for terrestrial broadband mobile services. The SpaceMobile Service’s use of spectrum generally allocated for terrestrial broadband mobile services, and our ability to access the U.S. market, will need approval by the FCC. If the FCC does not provide approval, our business will be significantly, adversely affected, and the provision of the SpaceMobile Service could be delayed or diminished, which could have a material adverse effect on our business, financial condition and results of operations. Because terrestrial mobile frequencies are licensed to carriers throughout the U.S., our use of such spectrum will be pursuant to a cooperative arrangement with one or more MNOs, such as spectrum leasing agreements. Our access to this spectrum will be subject to approval or notification by the regulatory licensing authority, and any such approval or notification may be delayed or rejected, which may substantially affect our business. Under such arrangements, we will not be the license holder for the spectrum, and our continued access to and use of the frequencies will be subject to the ongoing consent of the MNO, and to the terms and conditions of the cooperative agreement with such MNO. There can be no assurance that we can reach suitable cooperative agreements with MNOs or that such agreements will continue for the life of the SpaceMobile Service.

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

Government regulators have adopted a broad array of regulations governing the terms and conditions of wireless service designed to protect consumers and the public interest. While our arrangements with the MNOs will address some of these requirements, these regulatory obligations may prove burdensome and could have an adverse effect on our business. If we fail to comply in any material respect with any of these regulatory requirements, we could be subject to financial penalties or enforcement action, including the loss of authority to provide service.

Risks Related to Our Organizational Structure

We are a “controlled company” within the meaning of the Nasdaq listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

As of March 31, 2023, Mr. Avellan and his permitted transferees hold all of the Class C Common Stock, which prior to the Sunset Date will entitle such holders to cast the lesser of 10 votes per share and the Class C Share Voting Amount, the latter of which is a number of votes per share equal to (1) (x) an amount of votes equal to 88.3% of the total voting power of our outstanding voting stock, minus (y) the total voting power of our outstanding capital stock (other than Class C Common Stock) owned or controlled by Mr. Avellan and his permitted transferees, divided by (2) the number of shares of our Class C Common Stock then outstanding. As a result, as of March 31, 2023, Mr. Avellan and his permitted transferees holdings, control approximately 86.5% of the combined voting power of our Common Stock, and may control a majority of our voting power so long as the Class C Common Stock represents at least 9.1% of our total Common Stock. As a result of Mr. Avellan and his permitted transferees holdings, we qualify as a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our Board of Directors consist of independent directors, (ii) we have a compensation committee that is composed entirely of independent directors and (iii) director nominees be selected or recommended to the board by independent directors.

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

Holders of shares of our Class A Common Stock are entitled to cast one vote per share of Class A Common Stock, while holders of shares of our Class C Common Stock are (1) prior to the Sunset Date, entitled to cast the lesser of (x) 10 votes per share and (y) the Class C Share Voting Amount and (2) from and after the Sunset Date, entitled to cast one vote per share. As of March 31, 2023, Mr. Avellan and his permitted transferees controlled approximately 86.5% of the combined voting power of our Common Stock as a result of their ownership of all of our Class C Common Stock. Accordingly, while we do not intend to issue additional Class C Common Stock in the future, Mr. Avellan will be able to exercise control over all matters requiring our stockholders’ approval, including the election of our directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Avellan may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of shares of our Class A Common Stock.

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

We are a holding company and rely primarily on distributions from AST LLC to fund our operations.

We are a holding company and our principal asset is our interest in AST LLC, and, accordingly all of our operations and activities relate to the operations and activities of AST LLC. We do not have independent means of generating revenue or cash flow, and our ability to pay our taxes, operating expenses, and pay any dividends in the future is dependent upon the financial results and cash flows of AST LLC. There can be no assurance that AST LLC will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants under debt instruments, will permit such distributions. If AST LLC does not distribute sufficient funds to us to pay our taxes or other liabilities, we may default on contractual obligations or need to borrow additional funds, which may not be available. In the event that we are required to, and able to, borrow additional funds it could adversely affect our liquidity and subject us to additional restrictions imposed by lenders.

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

Risks Related to Tax

Our principal asset is our interest in AST LLC, and accordingly we depend on distributions from AST LLC to make any payments required to be made by us under the Tax Receivable Agreement.

AST LLC is treated as partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated, for U.S. federal income tax purposes, to the holders AST Common Units and Incentive Equity Units. Under the terms of the A&R Operating Agreement, AST LLC is obligated to make pro rata tax distributions to holders of AST Common Units and Incentive Equity Units calculated at certain assumed rates. In addition to tax expenses, we will also incur expenses related to our operations, including payment obligations under the Tax Receivable Agreement, which could be significant and some of which will be reimbursed by AST LLC (excluding payment obligations under the Tax Receivable Agreement). For so long as we are Managing Member (as defined in the A&R Operating Agreement) of AST LLC, we intend to cause AST LLC to make ordinary distributions and tax distributions to the holders of AST Common Units and Incentive Equity Units on a pro rata basis in amounts sufficient to enable us to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by us. However, AST LLC’s ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of AST LLC and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained in AST LLC’s debt agreements, or any applicable law, or that would have the effect of rendering AST LLC insolvent. To the extent we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments under the Tax Receivable Agreement, which could be material.

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

In connection with the Business Combination, we entered into the Tax Receivable Agreement. Pursuant to the Tax Receivable Agreement, we are generally required to pay the TRA Holders (as defined in the Tax Receivable Agreement) 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that we and any applicable consolidated, unitary, or combined Subsidiaries (the “Tax Group”) realize, or are deemed to realize, as a result of certain “Tax Attributes”, which include:

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

Payments under the TRA generally will be based on the tax reporting positions that we determine (with the amount of subject payments determined in consultation with an advisory firm and subject to the TRA Holder Representative’s review and consent), and the IRS or another taxing authority may challenge all or any part of a position taken with respect to Tax Attributes or the utilization thereof, as well as other tax positions that we take, and a court may sustain such a challenge. In the event that any Tax Attributes initially claimed or utilized by the Tax Group are disallowed, the TRA Holders will not be required to reimburse us for any excess payments that may previously have been made pursuant to the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, any excess payments made to such TRA Holders will be applied against and reduce any future cash payments otherwise required to be made by us to the applicable TRA Holders under the Tax Receivable Agreement, after the determination of such excess. However, a challenge to any Tax Attributes initially claimed or utilized by the Tax Group may not arise for a number of years following the initial time of such payment and, even if challenged earlier, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. As a result, there might not be future cash payments against which such excess can be applied and we could be required to make payments under the Tax Receivable Agreement in excess of the Tax Group’s actual savings in respect of the Tax Attributes.

Moreover, the TRA provides that, in the event (such events collectively, “Early Termination Events”) that (i) we exercise our early termination rights under the Tax Receivable Agreement, (ii) certain changes of control of the Company or AST occur (as described in the A&R Operating Agreement), (iii) we, in certain circumstances, fail to make a payment required to be made pursuant to the TRA by its final payment date, which non-payment continues for 60 days following such final payment date or (iv) we materially breach (or are deemed to materially breach) any of our material obligations under the TRA other than as described in the foregoing clause (iii) and, in the case of clauses (iii) and (iv), unless certain liquidity related or restrictive covenant related exceptions apply, our obligations under the TRA will accelerate (if the TRA Holder Representative so elects in the case of clauses (ii)-(iv)) and, we will be required to make a lump-sum cash payment to all the TRA Holders equal to the present value of all forecasted future payments that would have otherwise been made under the TRA, which lump-sum payment would be based on certain assumptions, including those relating to there being sufficient future taxable income of the Tax Group to fully utilize the Tax Attributes over certain specified time periods and that all AST Common Units (including AST Common Units held by Blocker Corporations) that had not yet been exchanged for Class A Common Stock or cash are deemed exchanged for cash. The lump-sum payment could be material and could materially exceed any actual tax benefits that the Tax Group realizes subsequent to such payment.

Payments under the TRA will be our obligations and not obligations of AST LLC. Any actual increase in our allocable share of AST and its relevant subsidiaries’ tax basis in relevant assets, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Common Stock at the time of an exchange of AST Common Units by a TRA Holder pursuant to the terms of the A&R Operating Agreement and the amount and timing of the recognition of the Tax Group’s income for applicable tax purposes. While many of the factors that will determine the amount of payments that we will be required to make under the TRA are outside of our control, we expect that the aggregate payments we will be required to make under the TRA could be substantial and could have an adverse effect on our financial condition, which may be material.

Any payments made by us under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the Tax Attributes that may be deemed realized under the TRA. Increases in income tax rates, changes in income tax laws or disagreements with tax authorities can adversely affect our, AST’s or its subsidiaries’ business, financial condition or results of operations.

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

We are an emerging growth company and smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our Class A Common Stock less attractive to investors.

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
•
the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates;
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

We are also a smaller reporting company, as defined in the Exchange Act. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to continue taking advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and our periodic reports and proxy statements.

We cannot predict if investors will find our securities less attractive if we choose to rely on any of the exemptions afforded to emerging growth companies or smaller reporting companies. If some investors find our securities stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our securities and the market price of those securities may be more volatile.

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

Subject to certain exceptions, pursuant to certain Stockholders’ Agreement, dated as of April 6, 2021, by and among the Company and the Stockholder Parties (“Stockholders’ Agreement”) the Stockholders’ Agreement, the Sponsor and the AST Equityholders (together, the “Stockholder Parties”) are contractually restricted from transferring any SpaceMobile common stock held by such party (other than approximately 2,500,000 shares of Class A Common Stock purchased by certain Existing Equityholders in the Private Investment in Public Equity Investment (“PIPE Investment”)) for a period of one year following the Closing of our initial business combination, or April 6, 2022 (the “Lock-Up Period”).

Following the expiration of the Lock-up Period, no Stockholder Party will be restricted from selling shares of our Class A Common Stock held by them or that may be received by them in exchange for AST Common Units or warrants, as the case may be, other than by applicable securities laws. As such, sales of a substantial number of shares of our Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A Common Stock. As of March 28, 2023, the Stockholder Parties collectively owned approximately 69.5% of our outstanding common stock, representing approximately 93.2% of the voting power of our common stock, and the AST Equityholders, in turn, owned approximately 67.2% of the AST Common Units. As restrictions on resale end, the sale or possibility of sale of these shares of Class A Common could have the effect of increasing the volatility in the market price of our Class A Common Stock, or decreasing the market price itself.

We require substantial amounts of capital, and we expect such requirements will increase in the future. As a result, our stockholders may experience future dilution as a result of future equity offerings and such dilution may be substantial.

We expect to raise additional funds through the issuance of equity, equity related or debt securities, secured loan facilities, or through obtaining credit from government or financial institutions or commercial partners, although our ability, if any, to access the capital markets during this period of volatility may require us to modify our current expectations. We are in discussions with various financing sources to enhance liquidity. We may in the future offer additional shares of our Class A Common Stock or other securities convertible into or exchangeable for our Class A Common Stock at a price per share that may be less than the price per share paid by any investors in previous offerings, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. Given the substantial capital needs of our business and business plans, any such dilution may be substantial.

Exercise of outstanding warrants to purchase our Class A Common Stock will result in dilution to our stockholders.

As of March 28, 2023, there are 17,597,600 outstanding warrants to purchase 17,597,600 shares of our Class A Common Stock at an exercise price of $11.50 per share, which may be exercised at any time. To the extent such warrants are exercised, additional shares of our Class A Common Stock will be issued, which will result in dilution to the holders of our Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A Common Stock.

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

Our Bylaws require, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our Second Amended and Restated Certificate of Incorporation (“Charter”) or Bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (a) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within 10 days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (c) for which the Court of Chancery does not have subject matter jurisdiction, or (d) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

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

As a result, included on our audited Consolidated Balance Sheets as of December 31, 2022 and 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our audited consolidated financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Global macroeconomic conditions may negatively affect us and may magnify certain risks that affect our business.

Our business is sensitive to general economic conditions, both inside and outside the U.S. Slower global economic growth, credit market crises, high levels of unemployment, reduced levels of capital expenditures, government deficit reduction, changes in inflation and interest rate environments, sequestration and other austerity measures and other challenges affecting the global economy adversely affects us and our distributors, customers, and suppliers. It is uncertain how long these effects will last or whether economic and financial trends will worsen or improve. Changes in economic conditions and supply chain constraints and steps taken by governments and central banks could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. In an inflationary environment, we may experience increased operating costs. Such uncertain economic times may have a material adverse effect on our results of operations, financial condition and, if circumstances worsen, our ability to raise capital at reasonable rates. If slower growth in the global economy continues for a significant period, if there is significant deterioration in the global economy or if improvements in the global economy don’t benefit the markets we serve, our business and financial condition could be adversely affected.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently operate from multiple locations, including our corporate headquarters and satellite assembly, integrating and testing facilities in Texas.

Property	Location	Leased / Owned
AIT Facility (100,000 square feet)	Midland, Texas	Owned
AIT Facility (85,000 square feet)	Midland, Texas	Leased
Engineering and Development Center	Lanham, Maryland	Leased
Corporate Office	Miami, Florida	Leased
Engineering and Development Center	Scotland	Leased
AIT and Engineering and Development Center (10,500 square feet)	Spain	Leased
AIT Facility and Engineering and Development Center (33,000 square feet)	Israel	Leased

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently party to any material legal proceedings. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors and there can be no assurances that favorable outcomes will be obtained. Refer to Note 13: Commitments and Contingencies in the accompanying notes to the audited consolidated financial statements for further information.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock and Public Warrants are listed on the Nasdaq Stock Market under the symbols “ASTS” and “ASTSW,” respectively. Our Class B Common Stock and Class C Common Stock are neither listed nor traded.

Holders

As of March 28, 2023 we had approximately 21 holders of record of our Class A Common Stock, six holders of record of Class B Common Stock, one holder of Class C Common Stock and five holders of record of Private Placement and Public warrants, each exercisable for one share of Class A Common Stock at a price of $11.50 per share.

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

Recent Sales of Unregistered Equity Securities

On May 6, 2022, we entered into the Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with B. Riley Principal Capital, LLC (“B. Riley”). Pursuant to the Common Stock Purchase Agreement, we have the right, in our sole discretion, to sell to B. Riley up to $75.0 million of shares of our Class A Common Stock at 97% of the volume weighted average price (“VWAP”) of the Class A Common Stock calculated in accordance with the Common Stock Purchase Agreement, over a period of 24 months subject to certain limitations and conditions contained in the Common Stock Purchase Agreement. Sales and timing of any sales of Class A Common Stock are solely at our election, and we are under no obligation to sell any securities to B. Riley under the Common Stock Purchase Agreement. As consideration for B. Riley’s commitment to purchase shares of the Company’s Class A Common Stock, we have issued 43,938 shares of our Class A Common Stock as commitment shares and will issue up to an aggregate of 43,938 shares of our Class A Common Stock if certain conditions are met. Other than the issuance of the commitment shares of our Class A Common Stock to B. Riley, we issued 1,756,993 shares of our Class A Common Stock to raise capital under the Common Stock Purchase Agreement as of December 31, 2022, aggregating to net proceeds of $13.4 million under the Common Stock Purchase Agreement.

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise noted or where the context requires otherwise, references in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to AST SpaceMobile, Inc. and references to our “management” or our “management team” refer to our officers and directors.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto included in Item 8-Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the year ended December 31, 2022, including our audited consolidated financial statements and related notes contained therein. Unless otherwise indicated, all references to “dollars” and “$” in this Annual Report are to, and all monetary amounts in this Annual Report are presented in, U.S. dollars.

Overview

We are building the first space-based Cellular Broadband network designed to be accessible by standard unmodified, off-the-shelf mobile phones or 2G/3G/4G LTE/5G devices using low band and middle band spectrum controlled by Mobile Network Operators (“MNOs”). Our SpaceMobile Service is being designed to provide cost-effective, high-speed Cellular Broadband services to end users who are out of terrestrial cellular coverage. The SpaceMobile Service currently is planned to be provided by a constellation of high-powered, large phased-array satellites in Low Earth Orbit (“LEO”). The mobile traffic will be transmitted by the SpaceMobile constellation and connected via high-throughput Q/V-band links to in-country gateways which are collocated with the MNOs’ cellular network infrastructure. We anticipate that users will be able to connect to the SpaceMobile Service as if they were using a local cell tower.

We intend to work with MNOs to offer the SpaceMobile Service to the MNOs’ end-user customers. Our vision is that users will not need to subscribe to the SpaceMobile Service directly through us, nor will they need to purchase any new or additional equipment. Instead, users will be able to access the SpaceMobile Service when prompted on their mobile device that they are no longer within range of the land-based facilities of the MNO operator or will be able to purchase a plan directly with their existing mobile provider. We generally seek to use a revenue-sharing business model in our agreements with MNOs.

The SpaceMobile Service is expected to be highly attractive to MNOs as it will enable them to improve their service offering without significant incremental capital investments. The SpaceMobile Service is expected to enable MNOs to augment and extend their coverage without building towers or other land-based infrastructure, including where it is not cost-justified or is difficult due to geographical challenges, such as mountainous or rugged terrain. As a result of the incremental coverage created by the planned SpaceMobile Service, we believe that our MNO partners will have the opportunity to increase subscribers’ average revenue per unit (“ARPU”).

On April 1, 2019, we launched our first test satellite, BlueWalker 1 (“BW1”), which was used to validate our satellite to cellular architecture and was capable of managing communications delays from LEO and the effects of doppler in a satellite to ground cellular environment using the 4G-LTE protocols.

We launched our BlueWalker 3 (“BW3”) test satellite on September 10, 2022. On November 14, 2022, we announced the completion of the deployment of the communication array of the BW3 test satellite in orbit. On December 14, 2022, we provided an update with respect to certain BW3 test satellite performance and testing activities, including the construction of a telemetry, tracking and control network, implementation of an end to end testing of the flight control software to control communications array, testing patented doppler and delay hardware and software solutions, and the installation of a ground network for end-to-end testing at various testing locations.

As of March 31, 2023, we are continuing the initial testing in efforts to achieve Cellular Broadband communications between the BW3 test satellite and a standard/unmodified cellular phone using 3GPP standard frequencies. Following the completion of initial testing, we plan to continue performing similar tests of these Cellular Broadband speeds with various MNOs internationally using the BW3 test satellite and a standard/unmodified cellular phone as well as other aspects of the SpaceMobile network. As of December 31, 2022 and as of March 31, 2023, we incurred approximately $92.1 million and $92.3 million of capitalized costs (including launch cost and non-recurring engineering costs) related to the assembly, testing and deployment of the BW3 test satellite, respectively.

We are also currently designing and assembling our constellation of BlueBird (“BB”) satellites. We are leveraging skills, know-how and technological expertise derived from the design and assembly of our BW3 test satellite in the development of our BB satellite platform. We are currently assembling the first generation of commercial BB satellites (“Block 1 BB satellites”). We expect the Block 1 BB satellites will be of similar size and weight to the BW3 test satellite and have design improvements for enhanced power efficiency and throughput designed to increase capacity. We currently expect to launch five Block 1 BB satellites during the first quarter of 2024 and have entered into a Launch Services Agreement with SpaceX for the launch of the five BB Block 1 satellites. The exact timing of the launch, which is expected to carry five Block 1 BB satellites, is contingent on a number of factors, including satisfactory and timely completion of assembly and testing of five Block 1 BB satellites and other factors, many of which are beyond our control. Following the launch, deployment and testing of five Block 1 BB satellites, we currently plan to initiate a limited, noncontinuous SpaceMobile Service in targeted geographical areas and seek to generate revenue from such service. Prior to initiating such service, we will need to obtain regulatory approvals in each jurisdiction where we would provide such service and would need to enter into definitive agreements with MNOs relating to the offering of such service in each jurisdiction.

We believe the deployment of Block 1 BB satellites and subsequent initiation of limited noncontinuous SpaceMobile Service will help to demonstrate the advantages of a satellite-based Cellular Broadband service in the marketplace. This market activity may commence while we continue the development and testing of the next generation of the BB satellites.

Our next generation of BB satellites (“Block 2 BB satellites”) are expected to derive greater performance through the introduction of our own AST5000 Application Specific Integrated Circuit (“ASIC”) chip, which will provide materially greater throughput capacity, require less power and offer a lower overall unit cost. We expect that the Block 2 BB satellites will also benefit from the advantages of a larger aperture array which provides greater spectrum reuse, enhanced signal strength and increased capacity, thereby reducing the necessary number of satellites to achieve service as compared to smaller apertures. We expect to launch Block 2 BB satellites beginning in 2024 following the launch and deployment of our Block 1 BB satellites.

We are developing a phased satellite deployment plan and corresponding commercial launch plan of the SpaceMobile Service based on targeted geographical areas to provide the SpaceMobile Service to the most commercially attractive MNO markets. This prioritization of coverage is designed to minimize the capital required to initiate and operate commercial service that generates cash flows from operating activities sooner. We expect that such a successful commercial service would enable us to attract additional capital to continue to assemble and launch additional BB satellites to expand our capacity and geographic coverage area, although there can be no assurance that such capital would be available on terms acceptable to us.

We plan to achieve substantial service in the selected, targeted geographical areas with the launch and operation of 25 BB satellites and achieve substantial service in all targeted geographical areas to meet our long term business goals with the launch and operation of approximately 95 BB satellites. We anticipate launching and deploying additional satellites beyond the initial 95 satellites in order to enhance coverage and system capacity in response to incremental market demand. Our current plan is subject to numerous uncertainties, many of which are beyond our control, including satisfactory and timely completion of assembly and testing of the satellites, availability of launch windows by the launch providers, our ability to raise capital, proposed orbits and resulting satellite coverage, launch costs, ability to enter into agreements with MNOs, regulatory approvals, and other factors. We may adopt a strategy for commercial launch of the SpaceMobile Service, including the nature and type of services offered and the geographic areas where we may launch such services, that may differ materially from our current plan.

The SpaceMobile Service has not been launched and therefore has not yet generated revenue. After we begin to launch and deploy our Block 1 BB satellites, we currently plan to initiate a limited, noncontinuous SpaceMobile Service in targeted geographical areas and seek to generate revenue from such service. Prior to initiating such service, we will need to obtain regulatory approvals in each jurisdiction where we would provide such service and would need to enter into definitive agreements with the MNOs relating to the offering of such service in each jurisdiction.

We operate from multiple locations that include our corporate headquarters and 185,000 square feet satellite assembly, integrating and testing (“AIT”) facilities in Texas, and AIT and engineering and development locations elsewhere in the United States, India, Scotland, Spain and Israel. In December 2022, we started our new research and development center in India to support our global engineering operations and access the vast talent pool of engineers working in space, satellites, and telecommunications sector. Our India operations will focus on research and development of next-generation hardware, software, space-related technologies and operations.

We are continuing to make investments to industrialize the assembly, integration, and testing processes for the production of the BB satellites. We are hiring, and expect to continue hiring, assembly, integration, and testing employees necessary for the production of the BB satellites and engineers that will be required to test and integrate the BB satellites. We are also actively engaged with the third-party vendors to secure supply of components and materials for our BB satellites. Furthermore, we are continuing to expand our research and development (“R&D”) efforts for the development of electronics and subsystems required for BB satellites and cellular and ground infrastructure and gateways.

On July 2, 2022, AST LLC entered into a share sale and purchase agreement (the “Share Sale and Purchase Agreement”) for sale of its 51% interest in its former subsidiary, NanoAvionika UAB (“Nano”) (the “Share Sale”) to Kongsberg Defence & Aerospace AS, a private limited liability company incorporated under the laws of Norway. The Share Sale and Purchase Agreement provided for a purchase price of €65.0 million in total enterprise value for the purchase of Nano. On September 6, 2022, AST LLC completed the Share Sale for proceeds, net of transaction costs and working capital adjustments, of $26.6 million and recognized a net gain of $24.5 million in Other income (expense), net in the audited Consolidated Statement of Operations. Upon closing of the Nano Share Sale, all amounts outstanding under the Nano Financing Agreement were paid by Kongsberg Defence & Aerospace AS and the Nano Financing Agreement was terminated. See the notes to the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for further information.

We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. Please refer to Risk Factors contained in Part I, “Item 1A. Risk Factors” included in our Annual Report.

Recent Developments

On February 16, 2023, we filed a petition in the Delaware Court of Chancery pursuant to Section 205 of the DGCL seeking (i) the validation of the April 1, 2021 stockholder vote approving the proposal to amend and restate our certificate of incorporation, as amended to give effect to the Charter Proposal (including its filing and effectiveness, in each case as of April 6, 2021) (the “New Charter”) and (ii) the validation and declaration of effectiveness of (a) our certificate of incorporation, as amended to give effect to the Charter Proposal (including its filing and effectiveness, in each case as of April 6, 2021) (the “New Charter”) and (b) the securities issued or to be issued in reliance on the approval of the Charter Proposal and/or the validity of the New Charter, as of the respective dates of issuance to resolve any uncertainty with respect to those matters (captioned, In re AST SpaceMobile, Inc., C.A. No. 2023-0202-LWW (Del. Ch.)). On March 14, 2023, the Court of Chancery approved our request for relief and entered an order under Section 205 of the DGCL. Refer to Note 13: Commitments and Contingencies in the accompanying notes to the audited consolidated financial statements for further information.

Impact of COVID-19 Pandemic and Global Macroeconomic Conditions

We continue to closely monitor the impact of the COVID-19 pandemic and macroeconomic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policies, higher interest rates, volatility in the capital markets, and supply chain challenges, on all aspects of our business across geographies, including how it has and may continue to impact our operations, workforce, suppliers, and our ability to raise additional capital to fund operating and capital expenditures. Changes in the prices of satellite materials due to inflation, supply chain challenges, and other macroeconomic factors may affect our capital costs estimates to build and launch the satellite constellation and adversely affect our financial condition. The extent of impact of these factors on our business will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. To date, these factors have not had a material impact on our technology development efforts or results of our operations. However, if macroeconomic conditions deteriorate or there are unforeseen developments with respect to the current COVID-19 pandemic, our results of operations and financial condition may be adversely affected.

Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

The consolidated assets, liabilities and results of operations for the period from January 1, 2021 up to April 6, 2021, the date the Company completed a business combination (the “Business Combination”), are those of our accounting predecessor, AST LLC. After the Business Combination, upon obtaining additional funding of $416.9 million, we expanded research and development initiatives, made significant progress on the BW3 test satellite and design of the BB satellites, increased the headcount of employees and consultants, and expanded our operations through December 31, 2021.

During the year ended December 31, 2022, we significantly expanded to support our growing operations. We completed the development of our BW3 test satellite and launched it in September 2022, established network and software operations centers, advanced research and development initiatives for the design and development of Block 1 and Block 2 BB satellites, secured long-lead components, made significant progress in Application-Specific Integrated Circuit (“ASIC”) development, industrialized our AIT facilities for production of BB satellites, and increased the headcount of employees and consultants. In addition, we also sold our 51% interest in our former subsidiary, Nano, on September 6, 2022. Following the completion of the sale of Nano, we no longer generate revenue and do not expect to generate revenue in future periods until we launch the SpaceMobile Service.

Our future results of operations will be driven by our ability to execute on our strategy and could differ materially from the historical results of operations. We intend to continue to make necessary capital investments to industrialize our AIT facilities, procure satellite materials and components for assembly and testing of five Block 1 BB satellites, continue testing of the BW3 test satellite in collaboration with various MNOs, set up ground infrastructure in preparation for commercial service, complete the ASIC development, continue the research and development initiatives for design and development of Block 2 BB satellites, and increase the headcount of our employees and consultants to support the production and launch of the Block 1 BB satellites. All of these factors could result in materially different capital and operating expenses during future periods.

Components of Results of Operations

Revenues

To date, we have not generated any revenues from our SpaceMobile Service. Our former subsidiary, Nano, generated revenue from the development and manufacture of satellite technology, and ancillary sales and services globally. Nano also sold individual satellite parts, subsystems, and software to be configured to customers’ satellites, and entered into “rideshare” type agreements whereby Nano provided hosted payload services using customers’ payloads integrated with Nano-owned satellite buses for scheduled launches. Accordingly, all revenue presented herein exclusively relates to Nano’s sales of goods and services. Following the completion of the sale of Nano on September 6, 2022, we no longer generate revenue and do not expect to generate revenue in future periods until we launch the SpaceMobile Service.

Cost of Sales

Cost of sales includes the purchase price of various products used and services performed to execute Nano’s sales contracts. Cost of sales also includes operational costs to fulfill Nano customer orders, including costs for Nano employees and overhead. Following the completion of the sale of Nano on September 6, 2022, we do not expect to generate revenue and incur associated cost of sales in future periods until we launch the SpaceMobile Service.

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

Depreciation and Amortization

Depreciation and amortization expense includes amounts related to property and equipment as well as definite lived intangible assets. Once the necessary testing to achieve Cellular Broadband communications between BW3 test satellite and a standard/unmodified cellular phone is complete, we expect to depreciate the BW3 test satellite over its expected useful life of two years resulting in a significant increase in future depreciation expense.

Gain (Loss) on Remeasurement of Warrant Liabilities

Public and private placement warrants issued by us are accounted for as liability-classified instruments at their initial fair value on the date of issuance. They are remeasured on each balance sheet date and changes in the estimated fair value are recognized as an unrealized gain or loss in the audited Consolidated Statements of Operations.

Other Income (Expense), Net

Other income (expense), net consists of the gain from sale of Nano, interest earned on cash and cash equivalents held by us in interest bearing demand deposit accounts, net of any interest expense, as well as transaction costs incurred in connection with the Common Stock Purchase Agreement defined below in Liquidity and Capital Resources, and other miscellaneous non-operating items, including foreign exchange gains or losses.

Income Tax Expense

AST LLC is treated as a partnership for U.S. federal and state income tax purposes. Also, we had a controlling ownership interest in our former subsidiary, Nano, a Lithuanian company, through September 6, 2022, that is subject to foreign income taxes and is also treated as a partnership for U.S. federal and state and local taxes. Accordingly, for U.S. federal and state income tax purposes, all income, losses, and other tax attributes pass through to the members’ income tax returns, and no U.S. federal and state and local provision for income taxes has been recorded for these entities in the audited consolidated financial statements. Certain foreign wholly-owned entities are taxed as corporations in the jurisdictions in which they operate, and accruals for such taxes are included in the audited consolidated financial statements.

We recorded net deferred tax assets of $94.9 million as of December 31, 2022 primarily related to the difference between the book value and tax basis of our investment in AST LLC, and net operating loss carryforwards. We have assessed the realizability of our deferred tax assets and in that analysis have considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result, we have recorded a full valuation allowance against our deferred tax assets.

Noncontrolling Interest

Noncontrolling interest primarily represents the equity interest in AST LLC held by the Existing Equityholders other than us. As of December 31, 2022, the Existing Equityholders’ equity ownership percentage in AST LLC was approximately 64.2%. Also, noncontrolling interest includes approximately 49% equity interests in our former subsidiary, Nano, held by equityholders other than us up to September 6, 2022. On September 6, 2022, the noncontrolling interest was eliminated in connection with the sale of the Company’s 51% interest in Nano. We attribute a portion of net income or loss generated at AST LLC and Nano to the noncontrolling interests based on their ownership interests.

Results of Operations

We report our results of operations under one operating segment. The following table sets forth a summary of our audited Consolidated Statements of Operations for the years ended December 31, 2022 and 2021 (in thousands) and the discussion that follows compares the year ended December 31, 2022, to the year ended December 31, 2021.

	Year ended December 31,
	2022	2021	$ Change	% Change
Revenues	$13,825	$12,405	$1,420	11%

Cost of sales (exclusive of items shown separately below)	6,714	7,563	(849)	(11)

Gross profit	7,111	4,842	2,269	47

Operating expenses:
Engineering services	54,212	29,599	24,613	83
General and administrative costs	48,332	35,636	12,696	36
Research and development costs	45,620	23,440	22,180	95
Depreciation and amortization	4,711	2,913	1,798	62
Total operating expenses	152,875	91,588	61,287	67

Other income:
Gain on remeasurement of warrant liabilities	19,114	15,766	3,348	21
Other income (expense), net	24,154	(1,950)	26,104	(1,339)
Total other income, net	43,268	13,816	29,452	213

Loss before income tax expense	(102,496)	(72,930)	(29,566)	41
Income tax expense	617	331	286	86
Net loss before allocation to noncontrolling interest	(103,113)	(73,261)	(29,852)	41

Net loss attributable to noncontrolling interest	(71,473)	(42,708)	(28,765)	67
Net loss attributable to common stockholders	$(31,640)	$(30,553)	$(1,087)	4%

Revenues

Total revenues increased by $1.4 million, or 11%, to $13.8 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase in revenue was primarily attributable to the completion of performance obligations associated with both new and existing Nano customer contracts during the year ended December 31, 2022 prior to the sale of our 51% interest in Nano on September 6, 2022, after which we did not generate revenue.

Cost of Sales

Total cost of sales decreased by $(0.8) million, or (11)%, to $6.7 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease in cost of sales relates to a decrease in cost under new and existing Nano sales contracts during the year ended December 31, 2022 prior to the sale of our 51% interest in Nano on September 6, 2022.

Engineering Services Costs

Total engineering services costs increased by $24.6 million, or 83%, to $54.2 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase was primarily attributable to a $20.7 million increase in payroll and employee related costs, including stock-based compensation expense, as a result of an increase in headcount to support growing engineering operations in 2022. The remaining $3.9 million increase relates to general expenses at engineering centers to support engineering efforts related to the integration, testing, and development of our satellites.

General and Administrative Costs

Total general and administrative costs increased by $12.7 million, or 36%, to $48.3 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase was primarily due to increased payroll and employee related costs, office related costs, travel expenses, insurance costs and software licensing. To support growing operations in 2022, payroll and employee related costs, including stock-based compensation expense, office related costs and travel expenses increased by $3.8 million, $2.7 million and $2.2 million, respectively. Insurance costs increased by $1.7 million due to increased needs related to D&O insurance, intellectual property insurance and insurance coverage for our expanded facilities. The remaining $2.3 million increase relates to increased professional services fees, software licensing costs, and other miscellaneous expenses.

Research and Development Costs

Total research and development (“R&D”) costs increased by $22.2 million, or 95%, to $45.6 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. R&D costs are primarily attributable to third-party development efforts relating to the BB satellites to be used in the SpaceMobile constellation. Prior to the second quarter of 2021, our operations primarily related to constructing the BW3 test satellite, and therefore R&D efforts were limited. The increase in R&D costs was primarily due to increased design and development efforts for our BB satellites along with achievement of certain milestones of our ASIC development program. R&D costs are expected to fluctuate quarter over quarter, as R&D costs are largely driven by the achievement of milestones that trigger payments.

Depreciation and Amortization

Total depreciation and amortization expense increased by $1.8 million, or 62%, to $4.7 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase was primarily due to the purchase of additional fixed assets and leasehold improvements over the last twelve months ended December 31, 2022.

Gain on Remeasurement of Warrant Liabilities

Decrease in fair value of warrant liabilities resulted in a gain of $19.1 million for the year ended December 31, 2022 as compared to the gain of $15.8 million during the year ended December 31, 2021.

Other Income (expense), net

Total other income (expense), net was $24.2 million for the year ended December 31, 2022 as compared to $(2.0) million in the year ended December 31, 2021. Other income (expense), net for the year ended December 31, 2022 primarily included a net gain of $24.5 million recognized in connection with the Nano Sale on September 6, 2022, $2.4 million of interest income, net of interest expense, from the cash and cash equivalents held at financial institutions, $1.4 million of transaction costs incurred in connection with the Common Stock Purchase Agreement and $1.3 million of foreign exchange loss during the year ended December 31, 2022. Other income (expense), net for the year ended December 31, 2021 primarily included a $2.7 million write-off of deposits for launch service and $0.7 million income from other non operating activities.

Income Tax Expense

The provision for income taxes was $0.6 million for the year ended December 31, 2022 and $0.3 million for the year ended December 31, 2021. The consolidated effective tax rate for years ended December 31, 2022 and 2021 was (1)% and 0%, respectively. The low effective rate is driven by the loss attributable to the noncontrolling interest and the valuation allowance, and the difference in the effective rates between periods is driven by income tax expense assessed against non-U.S earnings. Refer to Note 17: Income Taxes in the accompanying notes to the audited consolidated financial statements for further information.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $71.5 million for the year ended December 31, 2022 as compared to $42.7 million in the year ended December 31, 2021. This increase in net loss correlates with the increase in net loss generated at AST LLC given the noncontrolling interest represents a portion of such net loss.

Liquidity and Capital Resources

We do not expect to generate revenue in future periods until we launch the SpaceMobile Service. Accordingly, our current sources of liquidity are cash and cash equivalents on hand and access to equity programs currently in place, which consist of an Equity

Line of Credit and an At The Market Equity Program (“ATM Equity Program”). As of December 31, 2022, we had $239.3 million of cash and cash equivalents on hand, which includes $0.7 million of restricted cash. We believe our cash and cash equivalents on hand, together with our ability to raise capital through access to the Equity Line of Credit and the ATM Equity Program, will be sufficient to meet our current working capital needs, planned operating and capital expenditures for a period of the next 12 months from the date of this Annual Report on Form 10-K.

The design, assembly, integration, testing and launch of satellites and related ground infrastructure is capital intensive. We currently estimate the capital expenditure required for the design, assembly and launch of our first 5 Block 1 BB satellites to be between approximately $100.0 million and $110.0 million. We currently believe that the average capital expenditure required for the design, assembly and launch of a Block 2 BB satellite to be approximately $16.0 million to $18.0 million. The cost of the satellite configuration has increased due to the impacts of inflation, supply chain disruptions, design changes, and increase in the cost of electronic components, launch costs and other aspects of our design and assembly activities.

We believe we need to launch and operate 25 BB satellites (5 Block 1 BB satellites and 20 Block 2 BB satellites) in order to provide coverage to the most commercially attractive MNO markets. We currently estimate we will need to raise approximately $550.0 million to $650.0 million to fund operating and capital expenditures necessary to design, assemble and launch 20 Block 2 BB satellites and operate a constellation of 25 BB satellites to continue to provide SpaceMobile service.

We require capital to fund our operating and capital expenditures. We intend to seek to raise additional capital prior to the commencement of the commercial services through the issuance of equity, equity related or debt securities, secured loan facilities, or through obtaining credit from government or financial institutions or commercial partners, including through our existing Equity Line of Credit and the ATM Equity Program. Our ability to access the capital markets during this period of volatility may require us to modify our current expectations. The additional capital will be necessary to fund ongoing operations, continue research, development and design efforts, improve infrastructure, and launch satellites. There can be no assurance that additional funds will be available to us on favorable terms or at all. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects may be materially and adversely affected.

We have contractual obligations, including non-cancellable operating leases, with terms expiring through November 2033. Rent expense from our operating leases was $0.9 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively, included in General and administrative costs on the audited Consolidated Statements of Operations. Future minimum annual rental payments required under these operating lease agreements as of December 31, 2022 is presented within Note 7: Leases in the accompanying notes to the audited consolidated financial statements. Also, as of December 31, 2022, we had contractual commitments with third parties in the aggregate amount of $49.5 million related to R&D programs, capital improvements, and procurement of BB satellite components. We expect these commitments will continue to increase as we complete the supply chain and electronics development in preparation for the production and launch of the BB satellites.

Common Stock Purchase Agreement

On May 6, 2022, we entered into the Common Stock Purchase Agreement (the “Common Stock Purchase Agreement” or “Equity Line of Credit”) with B. Riley Principal Capital, LLC (“B. Riley”). Pursuant to the Common Stock Purchase Agreement, we have the right, in our sole discretion, to sell to B. Riley up to $75.0 million of shares of our Class A common stock at 97% of the volume weighted average price (“VWAP”) of the Class A common stock calculated in accordance with the Common Stock Purchase Agreement, over a period of 24 months subject to certain limitations and conditions contained in the Common Stock Purchase Agreement. Sales and timing of any sales of Class A common stock are solely at our election, and we are under no obligation to sell any securities to B. Riley under the Common Stock Purchase Agreement. As consideration for B. Riley’s commitment to purchase shares of the Company’s Class A common stock, we have issued 43,938 shares of our Class A common stock as commitment shares and will issue up to an aggregate of 43,938 shares of our Class A common stock if certain conditions are met. Other than the issuance of the commitment shares of our Class A common stock to B. Riley, we issued 1,756,993 shares of our Class A common stock to raise capital under the Common Stock Purchase Agreement as of December 31, 2022, aggregating to net proceeds of $13.4 million under the Common Stock Purchase Agreement. Proceeds from the sale of our Class A common stock under the Common Stock Purchase Agreement were and will continue to be used for general corporate purposes.

Equity Distribution Agreement

On September 8, 2022, we entered into an Equity Distribution Agreement (the “Sales Agreement” or “ATM Equity Program”) with Evercore Group L.L.C. and B. Riley Securities, Inc. (collectively, the “agents”) to sell shares of our Class A common stock having an aggregate sales price of up to $150.0 million through an “at the market offering” program under which the agents will act as sales agents. The agents are entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold. Under the Sales Agreement, the Company issued 2,697,091 shares of its Class A common stock as of December 31,

2022 aggregating to proceeds of $20.0 million, net of commissions paid to agents and transaction costs. Proceeds from the sale of our Class A common stock under the Sales Agreement were and will continue to be used for general corporate purposes.

Common Stock Offering

On December 2, 2022, we completed a public offering of 13,636,364 shares of Class A common stock, raising proceeds of $68.6 million, net of underwriting commissions of $5.3 million and transaction costs of $1.1 million. We provided a 30-day option to the underwriting agent to purchase up to an additional 2,045,454 shares to cover over-allotments, if any, which was not exercised. Proceeds from the sale of the Company’s Class A common stock were and will continue to be used for general corporate purposes.

Texas Financing Agreement

In December 2021, concurrent with the purchase of real property and equipment in Midland, Texas, our wholly owned subsidiary, AST & Science Texas, LLC (“AST Texas”), entered into a new Credit Agreement providing for a $5.0 million term loan secured by the property. Borrowings under the term loan bear interest at a fixed rate equal to 4.20% per annum until December 7, 2026, and from December 8, 2026 until December 8, 2028 at a fixed rate per annum equal to 4.20% subject to adjustment if the index rate as defined in the Credit Agreement is greater than 4.20%. Refer to Note 10: Debt in the accompanying notes to the audited consolidated financial statements for further information.

In connection with the term loan, we deposited into a reserve account $2.8 million of restricted cash which was used during 2022 to fund capital improvements related to the AIT facility located in Midland, Texas.

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

The Rakuten Agreement includes key performance indicators (“KPIs”) associated with the number of satellites launched, timing and coverage of our SpaceMobile Service in Japan in a phased manner that we must meet. If we do not meet the applicable KPIs for the last two phases noted in the Rakuten Agreement by June 2023, or if AST LLC becomes subject to any bankruptcy proceeding or becomes insolvent, we are required to pay Rakuten an amount of $10.0 million. Payment of the amount can be made by issuing a promissory note bearing interest at 8.0% per annum and payable in 12 quarterly installments over a three-year term, which can be prepaid at our election. No payments have been made to date between us and Rakuten under the Rakuten Agreement. The term of the Rakuten Agreement shall remain in effect until we fulfill our obligations under the Rakuten Agreement.

We do not expect to meet the applicable KPIs by June 2023. We and Rakuten are in discussions in light of our current business plan, planned deployment timeline, and commercialization strategy. However, there can be no assurance that Rakuten will agree to amend or waive the $10.0 million payment that would be due for not meeting the KPIs. If Rakuten does not agree to amend or waive this $10.0 million payment, we expect to issue a promissory note in the aggregate principal amount of $10.0 million in June 2023.

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Cash, cash equivalents and restricted cash	$239,256	$324,537
Cash used in operating activities	$(156,464)	$(80,095)
Cash used in investing activities	(31,352)	(54,792)
Cash provided by financing activities	102,340	416,941

Operating activities

Cash used in operating activities was $156.5 million for the year ended December 31, 2022, including $14.8 million of deposits paid to a launch provider related to the launch of five Block 1 BB satellites, as compared to cash used in operating activities of $80.1 million for the year ended December 31, 2021. The $61.6 million increase in cash used in operating activities, excluding the above mentioned deposits paid to the launch provider, was attributable to higher operating expenses as a result of an increase in headcount, research and development efforts, software license costs, professional services fees and other office related expenses, and an increase in advances paid to vendors for development and procurement of long-lead components for our BB satellites.

Investing activities

Cash used in investing activities was $31.4 million for the year ended December 31, 2022, as compared to cash used in investing activities of $54.8 million for the year ended December 31, 2021. The $23.4 million decrease in cash used in investing activities was primarily attributable to proceeds, net of transaction costs and cash balance of Nano deconsolidated as of the date of sale, of $25.9 million received from the Nano Share Sale and a $12.7 million decrease in BW3 test satellite assembly and testing costs offset by $15.2 million increase in purchases of property and equipment including construction costs incurred at our Texas and Israel facilities.

Financing activities

Cash provided by financing activities was $102.3 million for the year ended December 31, 2022, as compared to cash provided by financing activities of $416.9 million for the year ended December 31, 2021. Cash provided by financing activities for the year ended December 31, 2021 was attributable to the proceeds from the Business Combination. Cash provided by financing activities for the year ended December 31, 2022 was primarily attributable to the sale of shares of Class A common stock under the Equity Line of Credit, ATM Equity Program and Common Stock Offering.

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

Funding Requirements

We believe our existing cash and cash equivalents and access to the Equity Line of Credit and ATM Equity Program will be sufficient to meet anticipated cash requirements for the next 12 months from the date hereof. However, our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend capital resources sooner than we expect.

Future capital requirements will depend on many factors, including:

•
Establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support our satellite development;
•
Technological or manufacturing and assembling difficulties, design issues or other unforeseen matters;

•
Negotiation of launch agreements (including launch costs), launch delays or failures, deployment failures, or in-orbit satellite failures;
•
Timing of the launch of our satellites and subsequent initiation of service in various markets, delays in which will result in increased operating expenses;
•
Addressing any competing technological and market developments;
•
Seeking and obtaining market access approvals; and
•
Attracting, hiring, and retaining qualified personnel.

Until such time, if ever, as we can generate substantial revenues to support our cost structure, we expect to finance cash needs through a combination of equity offerings, debt financings, commercial and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through commercial agreements or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies and/or future revenue streams, or grant licenses on terms that may not be favorable to us and/or may reduce the value of our Class A common stock. Also, our ability to raise necessary financing could be impacted by the COVID-19 pandemic, recent geopolitical events, and inflationary economic conditions and their effects on the market conditions. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our development and commercialization efforts or grant rights to develop and market other services even if we would otherwise prefer to develop and market these services ourselves, or potentially discontinue operations.

Critical Accounting Policies

Our audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our audited consolidated financial statements. Our significant accounting policies are described in Note 2: Summary of Significant Accounting Policies of the audited consolidated financial statements included elsewhere in this Report. Our critical accounting policies are described below.

BlueWalker 3 Capitalization

We account for research and development costs related to the BW3 test satellite in accordance with ASC 730 – Research and Development (“ASC 730”). We have determined there is an alternative future use for the BW3 test satellite as defined in this guidance. As such, certain costs related to the assembly of the BW3 test satellite are capitalized and reported as construction-in-progress (“CIP”) on our audited Consolidated Balance Sheets. We capitalize only those expenditures and ancillary costs that are directly attributable to assembly and testing and necessarily incurred to place the BW3 test satellite into its intended location and use. To date, capitalized expenditures include the costs for satellite parts, launch cost, and other non-recurring costs directly associated with the BW3 test satellite developments. The other non-recurring costs primarily include third-party engineers who are hired solely for the design, assembly and testing of the BW3 test satellite and are responsible for the value and progression of the project. The costs for internal, recurrent engineers and consultants are expensed as engineering services and not capitalized to the CIP account on our audited Consolidated Balance Sheets, as these employees are not directly associated with the development of the BW3 test satellite. We expect the BW3 test satellite to be ready for its intended use after establishing the technical feasibility of satellite to Cellular Broadband connection, at which point we will start depreciating the BW3 test satellite over its estimated useful life of two years.

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

For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. Issued or modified warrants that do not meet all the criteria for equity classification are recorded at their initial fair value on the date of issuance and subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as an unrealized gain or loss in the audited Consolidated Statements of Operations.

Goodwill and Long-Lived Assets

Our goodwill balance was eliminated following the deconsolidation of Nano from our audited consolidated financial statements on September 6, 2022.

Prior to the deconsolidation, we assessed goodwill for impairment at least annually in the fourth quarter, on a reporting unit basis, or more frequently, when events and circumstances occur indicating that the recorded goodwill may be impaired. We first performed a qualitative assessment of goodwill, a Step 0 analysis, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative impairment analysis consisted of evaluating macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, relevant entity-specific events, events affecting a specific reporting unit, and sustained decrease in the share price. If we determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value we performed a quantitative impairment test. This test identifies both the existence of and the amount of goodwill impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount goodwill is not impaired. If the carrying amount of a reporting unit exceeded its fair value an impairment loss is recognized in amount equal to that excess, limited to the amount of goodwill allocated to that reporting unit. When performing a quantitative impairment test we made various estimates and assumptions in determining the estimated fair value of the reporting unit, including estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data

The full text of the Company’s financial statements for the fiscal years ended December 31, 2022 and 2021, begins on page 51 of this Annual Report on Form 10-K.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended December 31, 2022. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the rules established by the SEC as we are a smaller reporting company.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter ended December 31, 2022 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
4.4

Warrant Agreement, dated September 13, 2019, between Continental Stock Transfer & Trust Company and New Providence Acquisition Corp. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2019).

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
10.13†

Employment Agreement between AST SpaceMobile, Inc., AST & Science, LLC and Sean Wallace (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2022)

10.14†	Offer Letter between AST SpaceMobile, Inc. and Thomas Severson (incorporated by reference to Exhibit 10.13 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
10.15†	Consulting Agreement, dated as of May 16, 2022 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022).
10.16†	Letter Agreement between AST SpaceMobile, Inc. and Brian Heller (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2022).
10.17†

Offer Letter, dated as of September 14, 2021, between AST & Science LLC and Shanti Gupta (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021).

10.18

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

10.23

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

10.25

Subscription Agreement, by and between New Providence Acquisition Corp. and the undersigned subscriber party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2020)

10.26

Common Stock Purchase Agreement, dated as of May 6, 2022, between AST SpaceMobile, Inc. and B. Riley Principal Capital, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 6, 2022)

10.27

Registration Rights Agreement, dated as of May 6, 2022, between AST SpaceMobile, Inc. and B. Riley Principal Capital, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 6, 2022)

10.28

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AST SpaceMobile, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Miami, Florida

March 31, 2023

AST SPACEMOBILE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$238,588	$321,787
Restricted cash	668	2,750
Accounts receivable	-	2,173
Inventories	-	1,412
Prepaid expenses	4,100	2,831
Other current assets	24,954	4,850
Total current assets	268,310	335,803

Property and equipment:
BlueWalker 3 satellite - construction in progress	92,077	67,615
Property and equipment, net	53,912	28,327
Total property and equipment, net	145,989	95,942

Other non-current assets:
Operating lease right-of-use assets, net	7,671	7,991
Goodwill	-	3,641
Other non-current assets	16,402	559
Total other non-current assets	24,073	12,191

TOTAL ASSETS	$438,372	$443,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,929	$6,638
Accrued expenses and other current liabilities	13,145	7,469
Deferred revenue	-	6,636
Current operating lease liabilities	722	634
Total current liabilities	27,796	21,377

Warrant liabilities	38,946	58,062
Non-current operating lease liabilities	7,046	7,525
Long-term debt	4,758	5,000
Total liabilities	78,546	91,964

Commitments and contingencies (Note 13)

Stockholders' Equity:
Class A Common Stock, $.0001 par value, 800,000,000 shares authorized, 71,819,926 and 51,730,904 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	7	5
Class B Common Stock, $.0001 par value, 200,000,000 shares authorized, 50,041,757 and 51,636,922 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	5	5
Class C Common Stock, $.0001 par value, 125,000,000 shares authorized, 78,163,078 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	8	8
Additional paid-in capital	235,384	171,155
Accumulated other comprehensive income (loss)	229	(433)
Accumulated deficit	(102,101)	(70,461)
Noncontrolling interest	226,294	251,693
Total stockholders' equity	359,826	351,972

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$438,372	$443,936

See accompanying notes to the consolidated financial statements

AST SPACEMOBILE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021

Revenues	$13,825	$12,405

Cost of sales (exclusive of items shown separately below)	6,714	7,563

Gross profit	7,111	4,842

Operating expenses:
Engineering services	54,212	29,599
General and administrative costs	48,332	35,636
Research and development costs	45,620	23,440
Depreciation and amortization	4,711	2,913
Total operating expenses	152,875	91,588

Other income:
Gain on remeasurement of warrant liabilities	19,114	15,766
Other income (expense), net	24,154	(1,950)
Total other income, net	43,268	13,816

Loss before income tax expense	(102,496)	(72,930)
Income tax expense	617	331
Net loss before allocation to noncontrolling interest	(103,113)	(73,261)

Net loss attributable to noncontrolling interest	(71,473)	(42,708)
Net loss attributable to common stockholders	$(31,640)	$(30,553)
Net loss per share attributable to holders of Class A Common Stock (1)
Basic and diluted	$(0.58)	$(0.37)
Weighted average shares of Class A Common Stock outstanding (1)
Basic and diluted	54,437,073	51,729,785

(1)
Net loss per share information for the year ended December 31, 2021 did not include the loss prior to the date of Business Combination. Refer to Note 18: Net Loss Per Share for further information.

See accompanying notes to the consolidated financial statements

AST SPACEMOBILE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31,
	2022	2021

Net loss before allocation to noncontrolling interest	$(103,113)	$(73,261)
Other comprehensive loss
Foreign currency translation adjustments	(295)	(666)
Total other comprehensive loss	(295)	(666)
Total comprehensive loss before allocation to noncontrolling interest	(103,408)	(73,927)
Comprehensive loss attributable to noncontrolling interest	(71,704)	(43,109)
Comprehensive loss attributable to common stockholders	$(31,704)	$(30,818)

See accompanying notes to the consolidated financial statements

AST SPACEMOBILE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

Year Ended December 31, 2022
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance, December 31, 2021	51,730,904	$5	51,636,922	$5	78,163,078	$8	$171,155	$(433)	$(70,461)	$251,693	$351,972
Stock-based compensation	-	-	-	-	-	-	8,190	-	-	1,156	9,346
Issuance of common stock, net of issuance costs	18,134,386	2	-	-	-	-	53,503	-	-	49,264	102,769
Issuance of incentive units under employee stock plan	-	-	-	-	-	-	(228)	-	-	301	73
Vesting of restricted stock units	358,271	-	-	-	-	-	19	-	-	(436)	(417)
Warrant exercise	1,200	-	-	-	-	-	109	-	-	(93)	16
Redemption of Class B common stock	1,595,165	-	(1,595,165)	-	-	-	2,636	-	-	(2,636)	-
Deconsolidation of subsidiary	-	-	-	-	-	-	-	726	-	(1,251)	(525)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(64)	-	(231)	(295)
Net loss	-	-	-	-	-	-	-	-	(31,640)	(71,473)	(103,113)
Balance, December 31, 2022	71,819,926	$7	50,041,757	$5	78,163,078	$8	$235,384	$229	$(102,101)	$226,294	$359,826

Year Ended December 31, 2021
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Common Equity (Pre-Combination)		Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Shares	Values	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance, December 31, 2020 (1)	-	$-	-	$-	-	$-	$-	129,800,000	$117,573	$(168)	$(39,908)	$2,490	$79,987
Stock-based compensation pre Business Combination	-	-	-	-	-	-	-	-	370	-	-	-	370
Recapitalization transaction, net of transaction costs of $45.7 million	51,729,704	5	51,636,922	5	78,163,078	8	168,234	(129,800,000)	(117,943)	-	-	291,811	342,120
Stock-based compensation post Business Combination	-	-	-	-	-	-	2,719	-	-	-	-	685	3,404
Warrants exercised	1,200	-	-	-	-	-	139	-	-	-	-	(121)	18
Adjustment to noncontrolling interest upon issuance of incentive units at AST LLC	-	-	-	-	-	-	63	-	-	-	-	(63)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(265)	-	(401)	(666)
Net loss	-	-	-	-	-	-	-	-	-	-	(30,553)	(42,708)	(73,261)
Balance, December 31, 2021	51,730,904	$5	51,636,922	$5	78,163,078	$8	$171,155	-	$-	$(433)	$(70,461)	$251,693	$351,972

(1)
Previously reported amounts have been adjusted for the retroactive application of the recapitalization related to the Business Combination. Refer to Note 3: Business Combination for further information.

See accompanying notes to the consolidated financial statements

AST SPACEMOBILE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss before allocation to noncontrolling interest	$(103,113)	$(73,261)
Adjustments to reconcile net loss before noncontrolling interest to cash used in operating activities:
Gain on sale of interest in NanoAvionika UAB	(24,542)	-
Depreciation and amortization	4,711	2,913
Gain on remeasurement of warrant liabilities	(19,114)	(15,766)
Loss on sale of Property and equipment	305	-
Non-cash lease expense	720	574
Stock-based compensation	9,391	3,736
Issuance of common stock for commitment shares	332	-
Changes in operating assets and liabilities:
Accounts receivable	(1,993)	(220)
Prepaid expenses and other current assets	(24,588)	(4,216)
Inventory	(2,461)	1,039
Accounts payable and accrued expenses	18,438	2,091
Operating lease liabilities	(680)	(398)
Deferred revenue	2,395	3,572
Other assets and liabilities	(16,265)	(159)
Net cash used in operating activities	(156,464)	(80,095)

Cash flows from investing activities:
Purchase of property and equipment	(30,317)	(15,080)
BlueWalker 3 satellite - construction in process	(26,967)	(39,712)
Proceeds from sale of Nano, net of cash deconsolidated and transaction costs	25,932	-
Net cash used in investing activities	(31,352)	(54,792)

Cash flows from financing activities:
Proceeds from issuance of common stock	102,023	-
Proceeds from Business Combination	-	456,420
Direct costs incurred for the Business Combination	-	(39,542)
Issuance of incentive equity units under employee stock plan	73	-
Proceeds from warrant exercises	14	14
Proceeds from debt	230	49
Net cash provided by financing activities	102,340	416,941

Effect of exchange rate changes on cash, cash equivalents and restricted cash	195	(294)

Net (decrease) increase in cash, cash equivalents and restricted cash	(85,281)	281,760
Cash, cash equivalents and restricted cash, beginning of period	324,537	42,777
Cash, cash equivalents and restricted cash, end of period	$239,256	$324,537

Supplemental disclosure of cash flow information:
Non-cash transactions:
Purchases of construction in process in accounts payable and accrued expenses	$4,670	$3,265
Purchases of property and equipment in accounts payable and accrued expenses	256	1,429
Right-of-use assets obtained in exchange for operating lease liabilities	1,129	1,557
Purchases of property and equipment using proceeds from long-term debt	-	5,000
Cash paid during the fiscal year for:
Interest	$224	$13
Income taxes, net	684	186

See accompanying notes to the consolidated financial statements

AST SPACEMOBILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

1.
Organization and Nature of Operations

AST SpaceMobile, Inc., collectively with its subsidiaries (”SpaceMobile” or the “Company”) is currently designing and developing the constellation of BlueBird (“BB”) satellites in advance of launching its planned space-based Cellular Broadband network distributed through a constellation of Low Earth Orbit (“LEO”) satellites. Once deployed and operational, the BB satellites are designed to provide connectivity directly to standard, unmodified, off-the-shelf mobile phones or 2G/3G/4G LTE/5G devices at broadband speeds (the “SpaceMobile Service”). At that point, the Company intends to offer the SpaceMobile Service to cellular subscribers and others through wholesale commercial agreements with cellular service providers. The Company operates from multiple locations that include its corporate headquarters and 185,000 square feet satellite assembly, integrating and testing (“AIT”) facilities in Texas, and AIT and engineering and development centers elsewhere in the United States, India, Scotland, Spain and Israel.

The Company launched its BlueWalker 3 (“BW3”) test satellite on September 10, 2022. On November 14, 2022, the Company announced the completion of the deployment of the communication array of the BW3 test satellite in orbit. The Company is continuing initial testing in efforts to achieve Cellular Broadband communications between the BW3 test satellite and a standard/unmodified cellular phone.

On April 6, 2021 (the “Closing Date”), the Company completed a business combination (the “Business Combination”) pursuant to that certain equity purchase agreement, dated as of December 15, 2020 (the “Equity Purchase Agreement”), by and among AST & Science, LLC (“AST LLC”), New Providence Acquisition Corp. (“NPA”), the existing equity holders of AST LLC (“Existing Equityholders”), New Providence Acquisition Management LLC (“Sponsor”), and Mr. Abel Avellan, as representative of the Existing Equityholders. Immediately upon the completion of the Business Combination, NPA was renamed AST SpaceMobile, Inc. and AST LLC became a subsidiary of the Company. Refer to Note 3: Business Combination for further information.

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

On September 6, 2022, the Company completed the sale of its 51% interest in its former subsidiary NanoAvionika UAB (“Nano”) which was located in Lithuania. The accompanying audited consolidated financial statements include the results of operations and cash flows of Nano for the period from January 1, 2022 through September 6, 2022. Subsequent to September 6, 2022, the results and financial position of Nano were deconsolidated from the Company's audited consolidated financial statements.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying audited consolidated financial statements and related notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”). The audited consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation. Certain comparative amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the audited consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on historical experience when available and on other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, useful lives assigned to property and equipment, the fair values of warrant liabilities, valuation and potential impairment of goodwill and long-lived assets, and equity-based compensation expense. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates due to risks and uncertainties, including the continued uncertainty surrounding rapidly changing market and economic conditions due to the COVID-19 pandemic, geopolitical conflicts, and recent higher inflation and interest rates.

Foreign Currency Translation and Transaction Gains and Losses

The financial statements of the Company’s foreign subsidiaries are translated from local currency into reporting currency, which is U.S. dollars, using the current exchange rate at the balance sheet date for assets and liabilities, and the weighted average exchange rate prevailing during the period for revenues and expenses. The functional currency of the Company’s foreign subsidiaries is the local currency for each entity and, accordingly, translation adjustments for these subsidiaries are included in accumulated other comprehensive income (loss) within stockholders’ equity. Realized and unrealized gains and losses resulting from foreign currency transactions denominated in currencies other than the functional currency are reflected as other income (expense), net in the audited Consolidated Statements of Operations.

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

Cash and Cash Equivalents

The Company’s cash consists of cash maintained within bank accounts at Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. The Company’s cash equivalents consist of short-term money market funds. The Company considers all highly liquid investments with a maturity date of 90 days or less at the date of purchase to be cash equivalents.

Restricted Cash

As of December 31, 2022, restricted cash of $0.7 million represents deposits against the bank guaranty issued to the landlord for lease of a property. As of December 31, 2021, restricted cash of $2.8 million represented deposits with a bank to exclusively use for capital improvements at the Company’s facilities in Texas, United States.

Accounts Receivable

Accounts receivable include amounts billed and currently due from customers in connection with revenue generated by our former subsidiary, Nano. Accounts receivable are recorded when the right to consideration becomes unconditional. Following the deconsolidation of the results and financial position of Nano from the Company's audited consolidated financial statements on September 6, 2022, the Company did not generate any additional revenue and did not record any accounts receivable.

Concentration of Credit Risk

Assets that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company maintains its cash in accounts at financial institutions that the Company believes are of high credit quality. At times, the cash balance may exceed federally insured limits. The Company's foreign subsidiaries may deposit cash at institutions that are not insured by the FDIC. Cash and cash equivalents and restricted cash as of December 31, 2022 are subject to minimal credit risk.

The Company’s former subsidiary, Nano, accounted for all of the Company’s revenue for the years ended December 31, 2022 and 2021, and derived its revenue from customers located in various countries. Four customers accounted for approximately 40% of the Company’s revenue for the year ended December 31, 2022. Three customers accounted for approximately 42% of the Company’s revenue for the year ended December 31, 2021 and 53% of the Company’s trade receivables as of December 31, 2021. Prior to the sale of Nano, the Company managed credit risk and monitored its exposure to credit losses by reviewing the counterparties’ credit at least quarterly, and maintained allowances for credit losses and anticipated losses, if necessary. The Company’s methodology to measure the provision for credit losses considered all relevant information including information about historical collectability, current conditions and reasonable and supportable forecasts of future economic conditions.

The Company did not record an allowance for credit losses for the year ended December 31, 2021 due to the financial stability and creditworthiness of the Company's limited number of customers.

Inventories

Following the deconsolidation of the results and financial position of Nano from the Company's audited consolidated financial statements on September 6, 2022, the Company did not have any inventories as of December 31, 2022. Prior to the sale of Nano, inventories were stated at the lower of cost or net realizable value. Cost was determined by the first-in first-out ("FIFO") method. The cost of work-in-progress and finished goods was comprised of raw materials and satellite components, direct labor, and other direct engineering costs.

The Company’s policy was to write-down inventory when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products and market conditions. The Company regularly evaluated the ability to realize the value of inventory based on a combination of factors including, but not limited to, historical usage rates, forecasted sales or usage, and estimated current or future market values. When recorded, inventory write-downs were intended to reduce the carrying value of inventory to its net realizable value. No reserve for excess and/or obsolete inventory was recognized during the year ended December 31, 2021.

BlueWalker 3 Capitalization

The Company accounts for research and development costs related to the BlueWalker 3 test satellite based on guidance in ASC 730 - Research and Development (“ASC 730”). The Company determined there is an alternative future use for the BW3 test satellite as defined in this guidance. As such, certain costs related to the assembly of the BW3 test satellite are capitalized and reported as construction-in-progress (“CIP”) on the audited Consolidated Balance Sheets. The Company capitalizes only those expenditures and ancillary costs that are directly attributable to assembly and testing and necessarily incurred to place the BW3 test satellite into its intended location and use. To date, capitalized expenditures include the costs for satellite parts, launch cost, and other non-recurring costs directly associated with the BW3 test satellite development. The other non-recurring costs primarily include third-party engineers who are hired solely for the design, assembly, and testing of the BW3 test satellite and are responsible for the value and progression of the project. The costs for internal, recurrent engineers and consultants are expensed as engineering services and not capitalized to the CIP account on the audited Consolidated Balance Sheets, as these employees are not directly associated with the development of BW3 test satellite. The Company expects the BW3 test satellite to be ready for its intended use once the Company has established the technical feasibility of satellite broadband connectivity to unmodified cellular devices, at which point it will start depreciating the BW3 test satellite over its estimated useful life of two years.

Property and Equipment

The Company records property and equipment at cost. Cost includes expenditures that are directly attributable to the acquisition of the asset. The cost of self-constructed assets, including the BB satellites, consists of cost of materials and direct labor, and any other costs directly attributable to bringing the asset to a working condition and desired location for the intended use. During their construction, items of property and equipment are classified as CIP. The materials to be used in construction of BB satellites are classified as CIP. When the asset is available for use, it is transferred from CIP to the appropriate category of property and equipment and depreciation of the asset commences. Repairs and maintenance costs that do not extend the useful life or enhance the productive capacity of an asset are expensed as incurred and recorded as part of general and administrative operating expenses in the accompanying audited Consolidated Statements of Operations. Upon retirement or disposal of property and equipment, the Company derecognizes the cost and accumulated depreciation balance associated with the asset, with a resulting gain or loss from disposal included in the determination of net income or loss. Depreciation expense is computed using the straight-line method over the estimated useful lives which the Company has assigned to its underlying asset classes, which are as follows:

Estimated Useful Life
Buildings	30 years
Computers, software, and equipment	2 to 5 years
Leasehold improvements	Shorter of estimated useful life or lease term
Satellite antennas	5 years
Lab, assembly, and integration equipment	5 to 10 years
Others (1)	5 to 7 years
(1)
Includes vehicles, furniture and fixtures, and a phased array test facility.

Goodwill and Long Lived Assets

The Company's goodwill balance was eliminated following the deconsolidation of the results and financial position of Nano from the Company's audited consolidated financial statements on September 6, 2022. Prior to the deconsolidation, the Company evaluated goodwill for impairment annually, or more frequently if events or changes in circumstances indicated that the goodwill may be impaired. Goodwill was tested at the reporting unit level, which is considered an operating segment or one level below an operating segment. The Company has one reporting unit: AST LLC.

The annual goodwill impairment test is based on either a qualitative or quantitative assessment. The Company has the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If management determines this is the case, the Company is required to perform a quantitative assessment. A quantitative assessment is an analysis of the fair value of the reporting unit compared to its carrying value. A goodwill impairment charge is recorded for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company performs the annual goodwill impairment test during the fourth quarter each year. There were no impairment charges for goodwill recognized for the year ended December 31, 2021.

Long-lived assets, except for goodwill, consist of property and equipment and operating lease right-of-use assets. Long-lived assets are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets may warrant revision or if events or circumstances indicate that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. There were no impairment charges for long-lived assets recognized for the years ended December 31, 2022 and 2021.

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

Issued or modified warrants that meet all of the criteria for equity classification are recorded as a component of additional paid-in capital at the time of issuance. Issued or modified warrants that do not meet all the criteria for equity classification are recorded as a liability at their initial fair value on the date of issuance and subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as an unrealized gain or loss in the audited Consolidated Statements of Operations.

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

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including cash, accounts receivable, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments. For the Company’s outstanding debt, the carrying amount was higher than the estimated fair value as the contractual interest rate on the debt is lower than the current market interest rate.

Revenue Recognition

To date, the Company has not generated any revenues from its SpaceMobile Service. The Company's former subsidiary, Nano, generated revenue from the development and manufacture of satellite technology, and ancillary sales and services globally. Nano also sold individual satellite parts, subsystems, and software to be configured to customers’ satellites, and entered into “rideshare” type agreements whereby Nano provided hosted payload services using customers’ payloads integrated with Nano-owned satellite buses for scheduled launches. Accordingly, all revenue presented herein exclusively relates to Nano’s sales of goods and services. Following the completion of the sale of Nano on September 6, 2022, the Company does not expect to generate revenue in future periods until the initiation of its planned SpaceMobile Service.

Revenue generated from Nano's sales of goods and services was recognized in accordance with ASC 606 - Revenue from Contracts with Customers (“ASC 606”) and as such, revenue is recognized when a customer obtains control of promised goods or services. The Company recognized revenue for services provided over time as the Company’s performance does not result in an asset with an alternative use and the Company was entitled to be compensated for performance completed to date. The Company recognized revenue for services provided over time based on an output method, under which the total value of revenue was recognized based on each contract’s deliverable(s) as they were completed and when value was transferred to a customer. Certain of the Company’s performance obligations did not meet the criteria for over time recognition such as satellite hardware and subsystems. In these scenarios, the Company recognized revenue upon transfer of control of the performance obligation to the customer. The Company deferred revenue in the event all the performance obligations were not satisfied for which compensation was received. Revenue associated with unsatisfied performance obligations are contract liabilities, are recorded within other current liabilities in the audited Consolidated Balance Sheets, and are recognized once performance obligations are satisfied.

Costs to obtain the Company’s contracts were capitalized and amortized in accordance with the pattern of transfer of the underlying goods or services, and typically included commissions paid to external parties or distributors. Sales commissions were considered incremental costs in obtaining a new contract and thus were capitalized. Costs to fulfill the Company’s contracts, such as the Company's overhead costs and third-party costs to manufacture, did not meet the specified capitalization criteria (i.e., did not generate or enhance resources of the Company) and as such were expensed as incurred. Costs to obtain and fulfill the Company’s contracts were immaterial as of December 31, 2022 and 2021.

Cost of Sales

Cost of sales includes the purchase price of various products used and services performed to execute Nano’s sales contracts. Cost of sales also includes operational costs to fulfil Nano customer orders, including costs for Nano employees and overhead. Following the completion of the sale of Nano on September 6, 2022, the Company does not expect to generate revenue and incur associated cost of sales in future periods until the launch of its SpaceMobile Service.

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

Stock-Based Compensation

The Company accounts for equity awards, including grants of stock options and restricted stock units, in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all equity-based payments to employees, which includes grants of employee equity awards, to be recognized in the audited Consolidated Statements of Operations based on their grant date fair values. The Company issues stock-based compensation awards to the employees, non-employees, and non-employee directors of its subsidiaries. The Company accounts for stock-based compensation for awards granted to non-employees in a similar fashion to the way it accounts for stock-based compensation awards to employees.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not (i.e., a likelihood of more than 50%) to be sustained upon examination by taxing authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes accrued interest and penalties related to uncertain tax positions as income tax expense. There were no uncertain tax positions and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Tax Receivable Agreement

In conjunction with the Business Combination, the Company entered into a Tax Receivable Agreement (the “TRA”) with AST LLC. Pursuant to the TRA, the Company is required to pay the TRA Holders 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) existing tax basis of certain assets of AST LLC and its subsidiaries attributable to AST LLC Common Units acquired by the Company, (B) tax basis adjustments resulting from taxable exchanges of AST LLC Common Units acquired by the Company, (C) tax deductions in respect of portions of certain payments made under the TRA, and (D) certain tax attributes that are acquired directly or indirectly by the Company pursuant to a reorganization transaction. All such payments to the TRA Holders of AST LLC are the obligations of the Company, and not that of AST LLC. As of December 31, 2022, no TRA liabilities have been recognized.

Noncontrolling Interests

The noncontrolling interests primarily represent the equity interest in AST LLC held by holders other than the Company. In addition, AST owned 51% of and controlled both NanoAvionika UAB, a private limited liability company organized and existing under the law of the Republic of Lithuania (“Nano Lithuania”), and NanoAvionics US LLC, a Delaware limited liability company (“Nano US”) up to September 6, 2022. On September 6, 2022, the noncontrolling interest was eliminated in connection with the sale of the Company's interest in Nano. As of December 31, 2021, the noncontrolling interest in Nano was approximately 49.0%. Income or loss is attributed to the noncontrolling interests based on their contractual distribution rights, and the relative percentages of equity held by the Company and the other equity holders during the period.

Net Loss per Share

The Company reports both basic and diluted net income (loss) per share. Basic net income (loss) per share is calculated based on the weighted average number of shares of common stock outstanding and excludes the dilutive effect of warrants, stock options, and other types of convertible securities. Diluted net income (loss) per share is calculated based on the weighted average number of shares of common stock outstanding and the dilutive effect of stock options, warrants and other types of convertible securities are included in the calculation. Dilutive securities are excluded from the diluted net loss per share calculation in periods where the Company reports a net loss as such dilutive securities have an anti-dilutive effect on net loss per share.

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The guidance clarifies certain aspects of the current guidance to promote consistency among reporting of an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for all entities, including adoption in an interim period. The Company adopted ASU 2021-04 on January 1, 2022. The adoption did not have a material impact on its audited consolidated financial statements.

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

On the Closing Date of the Business Combination, the Company completed the acquisition of AST LLC and in return AST LLC and the Existing Equityholders received (i) $416.9 million in cash, net of transaction expenses, (ii) 51.6 million shares of Class B Common Stock, and (iii) 78.2 million shares of Class C Common Stock. In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $45.7 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded as a reduction of additional paid-in capital in the accompanying audited Consolidated Balance Sheets.

The shares of non-economic Class B and Class C Common Stock of the Company entitle each share to one vote and ten votes per share, respectively. The non-economic Class B and Class C shares were issued to the Existing Equityholders to maintain the established voting percentage of the Company, as determined in the Equity Purchase Agreement.

As a result of the Business Combination, the Company, organized as a C corporation, owns an equity interest in AST LLC in what is commonly referred to as an “Up-C” structure. AST LLC is treated as a partnership for U.S. federal and state income tax purposes. Also, the Company had a controlling ownership interest in its former subsidiary, Nano, until September 6, 2022, that is subject to foreign income taxes and is also treated as a partnership for U.S. federal and state and local taxes. Accordingly, for U.S. federal and state income tax purposes, all income, losses, and other tax attributes pass through to the members’ income tax returns, and no U.S. federal and state and local provision for income taxes has been recorded for these entities in the audited consolidated financial statements. Certain foreign wholly-owned entities are taxed as corporations in the jurisdictions in which they operate, and accruals for such taxes are included in the audited consolidated financial statements.

As a result of the Up-C structure, the noncontrolling interest is held by the Existing Equityholders who retained 71% of the economic ownership percentage of AST LLC. The noncontrolling interest is classified as permanent equity within the audited Consolidated Balance Sheets as the Company, acting through the redemption election committee of the Company's Board of Directors (the “Redemption Election Committee”), may only elect to settle a redemption request in cash if the cash delivered in the exchange is limited to the cash proceeds to be received from a new permanent equity offering through issuance of Class A Common Stock. As of December 31, 2022, the noncontrolling interest percentage in AST LLC was approximately 64.2%.

In conjunction with the Business Combination, the Company also entered into the TRA with AST LLC. Pursuant to the TRA, the Company is required to pay the Existing Equityholders 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) existing tax basis of certain assets of AST LLC and its subsidiaries attributable to the AST LLC Common Units, (B) tax basis adjustments resulting from taxable exchanges of AST LLC Common Units acquired by the Company, (C) tax deductions in respect of portions of certain payments made under the TRA, and (D) certain tax attributes that are acquired directly or indirectly by the Company pursuant to a reorganization transaction. All such payments to the Existing Equityholders of AST LLC are the obligations of the Company, and not that of AST LLC. As of December 31, 2022, no TRA liabilities have been recognized.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 were as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$230,651	$-	$-
Total assets measured at fair value	$230,651	$-	$-

Liabilities:
Public warrant liability	$22,864	$-	$-
Private placement warrant liability	-	16,082	-
Total liabilities measured at fair value	$22,864	$16,082	$-

	December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$314,747	$-	$-
Total assets measured at fair value	$314,747	$-	$-

Liabilities:
Public warrant liability	$34,151	$-	$-
Private placement warrant liability	-	23,911	-
Total liabilities measured at fair value	$34,151	$23,911	$-

As of December 31, 2022 and December 31, 2021, respectively, the Company had $239.3 million and $324.5 million of cash and cash equivalents and restricted cash, of which $230.7 million and $314.7 million, respectively, is classified as cash equivalents, which consists principally of short-term money market funds with original maturities of 90 days or less.

Warrant liabilities are comprised of both publicly issued warrants (“Public Warrants”) and private placement warrants (“Private Placement Warrants”), exercisable for shares of Class A Common Stock of the Company. Warrant liabilities are documented in greater detail at Note 12: Warrant Liabilities. As of December 31, 2022 and December 31, 2021, the Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ASTSW”.

The Private Placement Warrants are valued using a Black-Scholes-Merton Model. As of December 31, 2022 and December 31, 2021, the Private Placement Warrants are classified as Level 2 as the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. For this reason, the Company determined that the volatility of each Private Placement Warrant is equivalent to that of each Public Warrant.

The Company’s Black-Scholes-Merton model to value Private Placement Warrants required the use of the following subjective assumption inputs:

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
•
The expected volatility assumption was based on the implied volatility of the Company’s Public Warrants, which as of December 31, 2022 and 2021 was 109.6% and 75.6%, respectively.

5.
Other Assets

Other current assets consisted of the following at December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Advances to suppliers	$22,947	$3,073
VAT receivable	1,673	1,580
Others	334	197
Total other current assets	$24,954	$4,850

Other non-current assets consisted of the following at December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Launch deposits	$14,750	$-
Others	1,652	559
Total other non-current assets	$16,402	$559

6.
Property and Equipment

Property and equipment, net consisted of the following at December 31, 2022 and December 31, 2021 (in thousands):

	As of December 31,
	2022	2021
Land	$1,350	$1,350
Buildings	10,268	-
Computers, software, and equipment	3,153	2,810
Leasehold improvements	8,197	6,416
Satellite antennas	5,142	2,996
Lab, assembly, and integration equipment	13,657	10,301
Others (1)	1,707	1,345
Property and equipment, gross	$43,474	$25,218
Accumulated depreciation	(6,979)	(3,592)
Construction in progress
BB satellite materials	10,721	-
Other (2)	6,696	6,701
Property and equipment, net	$53,912	$28,327

BlueWalker 3 satellite - construction in progress	$92,077	$67,615
Total property and equipment, net	$145,989	$95,942

(1)
Includes vehicles, furniture and fixtures, and a phased array test facility.
(2)
Includes costs incurred for acquiring and constructing assembly and testing facilities, assembly and test equipment and ground infrastructure equipment not yet placed in service.

Depreciation expense for the years ended December 31, 2022 and 2021 was approximately $4.6 million and $2.7 million, respectively.

7.
Leases

The Company and its subsidiaries are lessees under various operating leases for certain office space, manufacturing facilities and equipment. The Company’s leases have established fixed payment terms which are subject to annual rent increases throughout the term of each lease agreement. The Company’s lease agreements have varying non-cancellable rental periods which include options for the Company to extend portions of its lease terms and have similar terms in which they may terminate the lease prior to the end date but must provide advanced notice.

The Company recognizes right-of-use assets and lease liabilities associated with lease agreements with an initial term of 12 months or greater, while lease agreements with an initial term of 12 months or less are not recorded in the Company's audited Consolidated Balance Sheets. When reasonably certain that renewal options will be exercised, the Company includes lease payments associated with such options, including those that are exercisable at its discretion, in the measurement of its operating leases assets and liabilities.

Midland Lease

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

The table below sets forth information regarding the Company’s lease agreements with an initial term of greater than 12 months (dollars in thousands):

	Year ended December 31,
	2022	2021
Operating lease right-of-use assets, net	$7,671	$7,991
Operating lease liabilities	$7,768	$8,159
Weighted-average remaining lease term (in years)	9.3	9.7
Weighted-average discount rate(1)	13.1%	13.4%

(1)
As the Company’s leases do not provide an implicit rate, the Company derives its incremental borrowing rate from information available at commencement date in determining the present value of future lease payments. To estimate incremental borrowing rates, the Company considers various factors, including the lowest grade of debt available in the marketplace for the same term as the associated lease(s).

The Company generally recognizes lease costs associated with its operating leases on a straight-line basis over the lease term. The table below sets forth information regarding the Company's lease costs, which are included as general and administrative expenses in the Company's audited Consolidated Statements of Operations for the periods presented (in thousands):

	Year ended December 31,
	2022	2021
Short-term operating lease expense	$1,191	$440
Operating lease expense	939	563
Total lease expense	$2,130	$1,003

As of December 31, 2022, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2023	$1,632
2024	1,543
2025	1,546
2026	1,563
2027	1,348
Thereafter	6,011
Total lease payments	13,643
Less effects of discounting	(5,875)
Present value of lease liabilities	$7,768

The above operating lease payments exclude $9.9 million of required minimum lease payments for lease agreements executed but not commenced, as the Company has not received control of the leased property as of December 31, 2022. Included in the Company's audited Consolidated Statements of Cash Flows under operating activities for the years ended December 31, 2022 and 2021 was $0.8 million and $0.5 million, respectively, of cash paid for amounts included in the measurement of lease liabilities.

8.
Goodwill

The change in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 is summarized as follows (in thousands):

	December 31, 2022	December 31, 2021
Balance at beginning of the period	$3,641	$3,912
Translation adjustments	(470)	(271)
Deconsolidation of Nano	(3,171)	-
Balance at end of the period	$-	$3,641

9.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Salaries, wages and benefits	$2,357	$2,983
Research and development	3,855	1,496
Other construction in progress	1,796	1,260
Deferred other income	2,499	-
Others	2,638	1,730
Total accrued expenses and other current liabilities	$13,145	$7,469

10.
Debt

Long-term debt

Long-term debt consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Term Loan	$5,000	$5,000
Less: current portion	(242)	-
Total long-term debt	$4,758	$5,000

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

Borrowings under the Term Loan bear interest at a fixed rate equal to 4.20% per annum until December 2026, and from December 2026 until December 2028 at a fixed rate per annum equal to 4.20% subject to adjustment if the index rate as defined in the Credit Agreement is greater than 4.20%. Interest is payable monthly in arrears commencing in January 2022. Thereafter, outstanding principal and accrued interest will be due and payable in monthly installments of $40,000, commencing in January 2023 and continuing until November 2028, with the final remaining balance of unpaid principal and interest due and payable in December 2028. As of December 31, 2022 and December 31, 2021, accrued interest payable in connection with this Term Loan was immaterial.

As of December 31, 2021, the carrying amount of the Term Loan approximated its fair value as the contractual interest rate for the Term Loan was representative of the then market interest rate. As of December 31, 2022, the estimated fair value of the Term Loan is $4.3 million due to current higher market interest rates as compared to the contractual interest rate for the Term Loan. The fair value of the Term Loan is classified as Level 2 in the fair value hierarchy as the fair value is determined based on the market participants’ view of the yield on a similar loan.

Annual future principal payments due on the Term Loan as of December 31, 2022 are as follows (in thousands):

Fiscal Years Ending	Amount
2023	$242
2024	252
2025	263
2026	274
2027	286
Thereafter	3,683
Total principal	$5,000

Nano Business Credit Agreement

On December 8, 2021, the Company’s former subsidiary, Nano, entered into an agreement with AB SEB Bank (the “Lender”) pursuant to which the Lender agreed to provide up to $0.4 million (the “Business Credit”) to fund certain capital expenditures. Borrowings under the agreement bore interest at a rate per annum equal to the EURIBOR plus 3.00%. Upon closing of the Nano Share Sale on September 6, 2022, the full outstanding balance under the Business Credit Agreement was repaid by the acquiror in accordance with the sale and purchase agreement. Refer to Note 16 for further information on the sale of Nano.

11.
Revenue

Disaggregation of Revenue

The Company’s former subsidiary, Nano, recognized revenue related to sales of manufactured small satellites and their components, as well as launch-related services. This was the Company’s only source of revenue during the period up and until the sale of Nano on September 6, 2022. Nano’s results of operations were included through September 6, 2022, at which point Nano was deconsolidated (refer to Note 16: Nano Sale for further information). Revenue recognized over time versus revenue recognized upon transfer during the years ended December 31, 2022 and 2021 was as follows (in thousands):

	Year ended December 31,
	2022	2021
Revenue from performance obligations recognized over time	$12,491	$8,400
Revenue from performance obligations recognized at point-in-time transfer	1,334	4,005
Total	$13,825	$12,405

Contract Balances

Contract assets relate to the Company's conditional right to consideration for its completed performance under the contract. As of December 31, 2022 and 2021, the Company had no material contract assets. Contract liabilities relate to payments received in advance of performance under the contract. Contract liabilities (i.e., deferred revenue) are recognized as revenue as (or when) the Company performs under the contract. The following table reflects the change in contract liabilities for the periods indicated (in thousands):

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

During the year ended December 31, 2022, 1,200 Public Warrants were exercised at a price of $11.50 per share, resulting in cash proceeds of approximately $13,800 and the issuance of 1,200 shares of Class A common stock. In addition, 50,000 Private Placement Warrants were converted to Public Warrants. At December 31, 2022, there were 11,547,600 Public Warrants and 6,050,000 Private Placement Warrants outstanding. As of December 31, 2021, there were 11,498,800 Public Warrants and 6,100,000 Private Placement Warrants outstanding.

As of December 31, 2022 and December 31, 2021, the Company recorded warrant liabilities of $38.9 million and $58.1 million in the audited Consolidated Balance Sheets, respectively. For the years ended December 31, 2022 and 2021, the Company recognized a gain of $19.1 million and $15.8 million, respectively, on the change in the fair value of the warrant liabilities in the audited Consolidated Statements of Operations.

13.
Commitments and Contingencies

Purchase Commitments

As of December 31, 2022, the Company had purchase commitments of approximately $49.5 million, primarily related to R&D programs, capital improvements and procurement of BB satellite components.

Legal Proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities as of December 31, 2022 and 2021.

Delaware Section 205 Petition

On April 1, 2021, the stockholders of New Providence Acquisition Corp. (“NPA”), the predecessor to the Company, voted in favor of approving the proposal to amend and restate the Company’s certificate of incorporation (the “Charter Proposal”).

A recent ruling by the Delaware Court of Chancery introduced uncertainty as to whether Section 242(b)(2) of the Delaware General Corporation Law (the “DGCL”) would have required the Charter Proposal to be approved by separate votes of the majority of the then-outstanding shares of Class A common stock and Class B common stock.

The Company had been proceeding with the understanding that the Charter Proposal and the amended and restated certificate of incorporation are valid. In light of this ruling, however, and to resolve potential uncertainty with respect to the Company’s capital structure, on February 16, 2023, the Company filed a petition in the Delaware Court of Chancery pursuant to Section 205 of the DGCL seeking (i) the validation of the April 1, 2021 stockholder vote approving the proposal to amend and restate the Company’s certificate of incorporation, as amended to give effect to the Charter Proposal (including its filing and effectiveness, in each case as of April 6, 2021) (the “New Charter”) and (ii) the validation and declaration of effectiveness of (a) the Company’s certificate of incorporation, as amended to give effect to the Charter Proposal (including its filing and effectiveness, in each case as of April 6, 2021) (the “New Charter”) and (b) the securities issued or to be issued in reliance on the approval of the Charter Proposal and/or the validity of the New Charter, as of the respective dates of issuance to resolve any uncertainty with respect to those matters (captioned, In re AST SpaceMobile, Inc., C.A. No. 2023-0202-LWW (Del. Ch.)).

On March 14, 2023, the Court of Chancery approved the Company’s request for relief and entered an order under Section 205 of DGCL (1) declaring the Company’s New Charter, including the filing and effectiveness thereof, as validated and effective retroactive to the date of its filing with the Office of the Secretary of State of the State of Delaware on April 6, 2021, and all amendments effected thereby and (2) ordering that the Company’s securities (and the issuance of the securities) described in the petition and other securities issued in reliance of the validity of the New Charter are validated and declared effective, each as of the original issuance date.

14.
Stockholders’ Equity

The audited Consolidated Statements of Stockholders' Equity reflect the Business Combination as described in Note 3. Prior to the Business Combination, NPA was a Special Purpose Acquisition Company or a “blank check company”, defined as a development stage company formed for the sole purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Class A Common Stock

At December 31, 2022, there were 71,819,926 shares of Class A Common Stock issued and outstanding. Holders of Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 800,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class B Common Stock

At December 31, 2022, there were 50,041,757 shares of Class B Common Stock issued and outstanding. Shares of Class B Common Stock were issued to the Existing Equityholders of AST LLC (other than Mr. Abel Avellan) in connection with the Business Combination and are non-economic, but entitle the holder to one vote per share. The Company is authorized to issue 200,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.

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

Class C Common Stock

At December 31, 2022, there were 78,163,078 shares of Class C Common Stock issued and outstanding. Shares of Class C Common Stock were issued to Mr. Abel Avellan in connection with the Business Combination and are non-economic, but entitle the holder to ten votes per share (the “Super-Voting Rights”). The Company is authorized to issue 125,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

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

Preferred Stock

At December 31, 2022, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

Noncontrolling Interest

Nano

AST LLC owned 51.0% of and controlled Nano up and until the sale of Nano on September 6, 2022. As a result, the Company consolidated the financial results of Nano and reported noncontrolling interests representing the equity interests held by equity-holders other than the Company in the December 31, 2021 audited Consolidated Balance Sheet. As of December 31, 2021, the noncontrolling interest in Nano was approximately 49.0%. In connection with the sale of Nano on September 6, 2022, the noncontrolling interest in Nano was deconsolidated. Refer to Note 16 for further information.

There were no changes to the noncontrolling interest percentage in Nano during the years ended December 31, 2021 and during 2022 up to the date of sale of Nano on September 6, 2022.

AST LLC

On April 6, 2021, upon the close of the Business Combination, the Company held a 28.5% ownership interest in AST LLC and became the sole managing member of AST LLC, allowing it to control the operating decisions of AST LLC. As a result of this control, the Company has consolidated the financial position and results of operations of AST LLC. The Company reports noncontrolling interests representing the equity interest in AST LLC held by members other than the Company in the accompanying audited Consolidated Balance Sheets. On the date of the Business Combination, the noncontrolling interest percentage in AST LLC was approximately 71.5%. During the year ended December 31, 2022 and 2021, there was a change in the noncontrolling interest percentage primarily as a result of the issuance of shares under the Common Stock Purchase Agreement with B. Riley Principal Capital, LLC, the Equity Distribution Agreement with Evercore Group L.L.C. and B. Riley Securities, Inc and the Common Stock Offering noted below. As of December 31, 2022, the noncontrolling interest percentage in AST LLC was approximately 64.2%.

Changes in the Company’s ownership interest in AST LLC while retaining control of AST LLC are accounted for as equity transactions. Each issuance of the Company's Class A Common Stock is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in changes in ownership and reduction in noncontrolling interest. At December 31, 2022, there were 11,547,600 Public Warrants and 6,050,000 Private Placement Warrants outstanding (see Note 12: Warrant Liabilities for further details), each of which entitles the holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share. Each warrant exercise is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital.

In addition, the AST LLC Agreement permits the noncontrolling interest holders of AST LLC Common Units to exchange AST LLC Common Units, together with related shares of the Company's Class B or Class C Common Stock, for shares of the Company's Class A Common Stock on a one-for-one basis or, at the election of the Company, for cash (a "Cash Exchange.") A Cash Exchange is limited to the amount of net proceeds from the issuance of Class A Common Stock. Future redemptions or direct exchanges of AST LLC Common Units by the noncontrolling interest holders will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. Certain members of AST LLC also hold incentive stock options that are subject to service or performance conditions (see Note 15: Stock-Based Compensation for further details), that are exercisable for AST LLC Common Units. The exercise of the options will result in a change in ownership and increase the amount recorded as noncontrolling interest and decrease additional paid-in capital.

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

As consideration for B. Riley’s commitment to purchase shares of the Company’s Class A common stock, the Company has issued 43,938 shares of its Class A common stock as commitment shares and will issue up to an aggregate of 43,938 shares of its Class A common stock if certain conditions are met. Other than the issuance of commitment shares of the Class A common stock to B. Riley, the Company issued 1,756,993 shares of its Class A common stock as of December 31, 2022, aggregating to net proceeds of $13.4 million under the Common Stock Purchase Agreement. Proceeds from the sale of the Company’s Class A common stock under the Common Stock Purchase Agreement were and are expected to continue to be used for general corporate purposes.

During the year ended December 31, 2022, the Company incurred an aggregate cost of $1.4 million in connection with the Common Stock Purchase Agreement which is included in other income (expense), net in the audited Consolidated Statement of Operations. These costs include the transaction costs incurred in connection with execution of the Common Stock Purchase Agreement, fair value of commitment shares issued to B. Riley, and commissions paid to B. Riley for sale of shares of Class A common stock.

Equity Distribution Agreement

On September 8, 2022, the Company entered into an Equity Distribution Agreement (the “Sales Agreement” or “At The Market Equity Program”) with Evercore Group L.L.C. and B. Riley Securities, Inc. (collectively, the “agents”) to sell shares of the Company’s Class A common stock having an aggregate sale price of up to $150.0 million through an “at the market offering” program under which the agents act as sales agents. The sales of the shares made under the Sales Agreement may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The agents sell the Company’s Class A common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Under the Sales Agreement, the agents are entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold.

Under the Sales Agreement, the Company issued 2,697,091 shares of its Class A common stock as of December 31, 2022, aggregating to proceeds of $20.0 million, net of commissions paid to the agents and transaction costs. During the year ended

December 31, 2022, the Company paid commission of $0.6 million to the agents with respect to such sales and incurred initial transaction costs of $1.1 million. Proceeds from the sale of the Company’s Class A common stock under the Sales Agreement were and are expected to continue to be used for general corporate purposes.

Common Stock Offering

On December 2, 2022, the Company issued 13,636,364 shares of Class A Common Stock in a public offering and received proceeds of $68.6 million, net of underwriting commissions of $5.3 million and transaction costs of $1.1 million. The Company provided a 30-day option to the underwriting agent to purchase up to an additional 2,045,454 shares to cover over-allotments, if any. The over-allotment option was not exercised. Proceeds from the sale of the Company’s Class A common stock under the Common Stock Offering were and are expected to be used for general corporate purposes.

15.
Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation, measured at the grant date based on the fair value of the award, is typically recognized ratably over the requisite services period, using the straight-line method of expense attribution. The Company recorded stock-based compensation expense in the following categories of its audited Consolidated Statements of Operations and Balance Sheets (in thousands):

	Year ended December 31,
	2022	2021
Engineering services	$5,026	$2,036
General and administrative costs	4,365	1,700
BlueWalker 3 satellite - construction in progress (1)	(45)	38
Total	$9,346	$3,774

(1)
For the year ended December 31, 2022 stock-based compensation was reversed as a result of forfeiture of options previously provided to a supplier.

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

AST LLC 2019 Equity Incentive Plan

Prior to the Business Combination, under the 2019 Equity Incentive Plan (“AST LLC Incentive Plan”), AST LLC was authorized to issue ordinary shares, as well as options exercisable for ordinary shares, as incentives to its employees, non-employees, and non-employee members of its Board of Directors. The issuance of share options and ordinary shares is administered by the Board of Directors using standardized share option and share subscription agreements. Following the Business Combination, no further grants will be made under the AST LLC Incentive Plan. However, the AST LLC Incentive Plan will continue to govern the terms and conditions of the outstanding awards granted under it, except that in lieu of ordinary shares, holders of options under the AST LLC Incentive Plan have the right to exercise for AST LLC common units, which may then be converted into shares of the Company’s Class A common stock.

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

As of December 31, 2022, AST LLC was authorized to issue a total of 12,812,959 ordinary shares under a reserve set aside for equity awards. As of December 31, 2022, there were 10,767,799 options outstanding under the AST LLC Incentive Plan. Following the Business Combination on April 6, 2021, no further equity award grants were made under the AST LLC Incentive Plan.

The following table summarizes the Company’s option activity for the year ended December 31, 2022:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	12,359,322	$0.83	7.67	$87,882,197
Granted	-	-
Exercised	(667,553)	0.10
Cancelled or forfeited	(923,970)	1.37
Outstanding at December 31, 2022	10,767,799	$0.83	5.87	$42,994,264
Options exercisable as of December 31, 2022	8,122,559	$0.51	5.44	$35,027,302
Vested and expected to vest at December 31, 2022	9,388,382	$0.87	5.67	$37,040,735

The following table summarizes the Company’s unvested option activity for the year ended December 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	5,188,990	$0.64
Granted	-	-
Vested	(1,798,816)	0.46
Forfeited	(744,934)	0.51
Unvested at December 31, 2022	2,645,240	$0.80

The weighted-average grant-date fair value per share of stock options granted during the year ended December 31, 2021 was $4.15.

The total intrinsic value of options exercised during the year ended December 31, 2022 was $3.1 million.

As of December 31, 2022, total unrecognized compensation expense related to the unvested stock options was $1.7 million, which is expected to be recognized over a weighted average period of 1.87 years.

The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model, with the assumptions used for the year ended December 31, 2021, presented on a weighted average basis. There were no stock options granted during the year ended December 31, 2022 under the AST LLC Incentive Plan.

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

Stock Options

As of December 31, 2022, there were 3,697,649 options outstanding under the 2020 Plan.

The following table summarizes the Company’s option activity under the 2020 Plan for the year ended December 31, 2022:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,889,115	$10.35	9.70	$(4,549,597)
Granted	2,073,150	9.20
Exercised	-	-
Cancelled or forfeited	(264,616)	10.27
Outstanding at December 31, 2022	3,697,649	$9.71	9.07	(18,077,872)
Options exercisable as of December 31, 2022	738,053	$10.23	8.15	(3,993,150)
Vested and expected to vest at December 31, 2022	3,614,449	$9.66	9.06	(17,478,832)

The following table summarizes the Company’s unvested option activity for the year ended December 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	1,803,344	$4.41
Granted	2,073,150	4.16
Vested	(666,424)	4.28
Forfeited	(250,474)	4.42
Unvested at December 31, 2022	2,959,596	$4.26

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2022 and 2021 was $4.16 and $4.40, respectively.

As of December 31, 2022, total unrecognized compensation expense related to the unvested stock options was $11.2 million, which is expected to be recognized over a weighted average period of 3.17 years.

The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model, with the assumptions used for the years ended December 31, 2022 and 2021, presented on a weighted average basis:

	Year ended December 31, 2022	Year ended December 31, 2021
Exercise price	$9.20	$10.35
Fair market value	$4.16	$4.40
Expected dividend yield	0.0%	0.0%
Expected term (in years)	6.1	6.1
Expected volatility	42.13%	42.38%
Weighted-average risk-free rate	3.24%	1.11%

Restricted Stock Units

As of December 31, 2022, there were 3,246,220 restricted stock units outstanding under the 2020 Plan.

The following table summarizes the Company’s unvested restricted stock unit activity for the year ended December 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	1,686,031	$10.14
Granted	2,047,139	9.25
Vested	(411,450)	9.77
Forfeited	(75,500)	9.27
Unvested at December 31, 2022	3,246,220	$9.65

As of December 31, 2022, total unrecognized compensation expense related to the unvested restricted stock units was $15.1 million, which is expected to be recognized over a weighted average period of 2.96 years.

SpaceMobile 2020 Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”). The aggregate number of common stock shares that may be issued pursuant to rights granted under the ESPP is 2,000,000 shares. If any right granted under the ESPP shall for any reason terminate without having been exercised, the shares not purchased under such right shall again become available for issuance under the ESPP. As of December 31, 2022, the Company had not issued any awards under the ESPP.

16.
Nano Sale

On July 2, 2022, AST LLC entered into a share sale and purchase agreement (the “Share Sale and Purchase Agreement”) for sale of its 51% interest in its former subsidiary, Nano (the “Share Sale”) to Kongsberg Defence & Aerospace AS, a private limited liability company incorporated under the laws of Norway. The Share Sale and Purchase Agreement provided for a purchase price of €65.0 million in total enterprise value for the purchase of Nano. On September 6, 2022, AST LLC completed the Share Sale and received proceeds, net of transaction costs and working capital adjustments, of $26.6 million. In connection with closing of the Share Sale, AST LLC also entered into a cooperation agreement with Nano relating to ongoing commercial arrangements in the normal course of business. After completion of the Share Sale, Nano is no longer a related party of the Company.

The carrying amount of assets of $17.6 million, liabilities of $15.1 million, and noncontrolling interests of $1.3 million attributable to Nano were deconsolidated on the date of sale and there are no remaining carrying amounts on the Company’s audited Consolidated Balance Sheets as of December 31, 2022. Upon completion of the Share Sale, the Company recognized a net gain of $24.5 million, including the reclassification of accumulated translation adjustments of ($0.7) million attributable to Nano, which is included in other income (expense), net in the audited Consolidated Statement of Operations. Income from operations from Nano is presented in the Company's audited Consolidated Statement of Operations through the date of the Share Sale.

17.
Income Taxes

The Company, organized as a C corporation, owns an equity interest in AST LLC in what is commonly referred to as an “Up-C” structure. For U.S. federal and state income tax purposes, AST LLC has elected to be treated as a partnership and does not pay any income taxes since its income and losses are included in the returns of the members. The portion of the Company’s taxable income or loss attributable to the noncontrolling interests of AST LLC is taxed directly to such members. Consequently, no provision for income taxes, has been included in the financial statements related to this portion of taxable income. Certain foreign wholly-owned entities are taxed as corporations in the jurisdictions in which they operate, and accruals for such taxes are included in the audited consolidated financial statements. The Company has operations in Scotland, Spain, Israel and Lithuania (through September 6, 2022) with tax filings in each foreign jurisdiction.

Income Tax Expense

The components of loss before income taxes were as follows (in thousands):

	Year ended December 31,
	2022	2021
United States	$(98,774)	$(70,396)
Foreign	(3,722)	(2,534)
Total	$(102,496)	$(72,930)

The income tax expense (benefit) was as follows (in thousands):

	Year ended December 31,
	2022	2021
Current:
Federal	$-	$-
State	-	-
Foreign	617	331
Total current	617	331

Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-
Total income tax provision	$617	$331

The differences between the effective income tax rate and the statutory U.S. federal income tax rate are as follows:

	Year ended December 31,
	2022	2021
Statutory U.S. federal income tax rate	21%	21%
Income (loss) attributable to noncontrolling interest	(16)%	(19)%
Changes in fair value of warrant liabilities	4%	5%
Change in valuation allowance	(10)%	(99)%
Business Combination	0%	89%
R&D credit	2%	0%
Other	(2)%	3%
Effective income tax rate	(1)%	0%

Deferred Tax Assets and Liabilities.

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$11,788	$8,212
Basis difference in the equity of AST LLC	79,396	62,717
Other	3,680	1,495
Total deferred tax assets	94,864	72,425
Valuation allowance	(94,864)	(72,425)
Net deferred tax assets	$-	$-

At December 31, 2022 the Company had unused federal net operating loss carryforwards (gross) for federal income tax purposes of approximately $44.4 million, which can be carried forward indefinitely and may be used to offset future taxable income. In addition, the Company had unused net operating loss carryforwards (gross) for state income tax purposes of approximately $3.1 million, $0.7 million of which expire in 2041. The remaining $2.4 million state net operating loss can be carried forward indefinitely. The Company also had unused net operating loss carryforwards (gross) for foreign income tax purposes of approximately $9.5 million, which can be carried forward indefinitely.

Management assesses the need for a valuation allowance in each tax paying component or jurisdiction based upon the available positive and negative evidence to estimate whether sufficient taxable income will exist to permit realization of the deferred tax assets. On the basis of this evaluation, as of December 31, 2022 and 2021 the Company's valuation allowance was $94.9 million and $72.4 million, respectively. The change from December 31, 2021 to December 31, 2022 was primarily driven by the basis difference in the equity of AST LLC.

Unrecognized Tax Benefits.

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of December 31, 2022, there have been no TRA liabilities recorded.

18.
Net Loss per Share

Basic and diluted net loss per share attributable to the holders of Class A Common Stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of Class A Common Stock outstanding during the period.

Prior to the Business Combination, the membership structure of AST LLC included units which shared in the profits and losses of AST LLC. The Company analyzed the calculation of loss per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the readers of these audited consolidated financial statements. Therefore, the basic and diluted net loss per share for the year ended December 31, 2021 represent only the period of April 6, 2021 to December 31, 2021.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock (in thousands, except share data):

	Year Ended December 31,
	2022	2021
Numerator
Net loss before allocation to noncontrolling interest	$(103,113)	$(73,261)
Net loss attributable to AST LLC pre Business Combination	-	(11,580)
Net loss attributable to the noncontrolling interest post Business Combination	(71,473)	(42,708)
Net loss attributable to common stockholders - basic and diluted	$(31,640)	$(18,973)
Denominator
Weighted-average shares of Class A Common Stock outstanding - basic and diluted	54,437,073	51,729,785
Net loss per share attributable to holders of Class A Common Stock - basic and diluted	$(0.58)	$(0.37)

At December 31, 2022, the Company excluded from the calculation of diluted net loss per share 50,041,757 shares of Class B Common Stock, 78,163,078 shares of Class C Common Stock, 11,547,600 Public Warrants, 6,050,000 Private Placement Warrants, and 1,457,000 unvested performance-based restricted stock units as their effect would have been to reduce the net loss per share. Therefore, the weighted-average number of shares of Class A Common Stock outstanding used to calculate both basic and diluted net loss per share of Class A Common Stock is the same.

Shares of the Company’s Class B and Class C Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted loss per share of Class B and Class C Common Stock under the two-class method has not been presented.

19.
Related Parties

Nano Financing Agreement

On January 12, 2022, AST LLC entered into a financing agreement (the “Nano Financing Agreement”) with Nano, pursuant to which AST LLC made available to Nano a revolving loan for up to €1.5 million, whereby Nano had the ability to draw up to €0.8 million at a time subject to certain conditions. The loan bore interest at a rate of 4.00% per annum payable annually on the last day of each calendar year, or 7% upon an Event of Default as defined in the loan agreement. Principal payments were due and payable upon the issuance and/or sale of equity securities of Nano, and each calendar quarter if Nano’s consolidated cash exceeded €4.0 million, with the final remaining balance of unpaid principal and interest due on December 1, 2023. The Nano Financing Agreement was accounted for as an intercompany transaction in the Company’s audited consolidated financial statements. Upon closing of the Nano Share Sale on September 6, 2022, the full outstanding balance of $0.5 million was repaid and the Nano Financing Agreement was terminated.

InMotion Holdings LLC

Prior to the Nano Share Sale, InMotion Holdings, LLC, a Delaware limited liability company (“InMotion”) wholly-owned by the Company’s Chief Executive Officer and Chairman of the Board, Mr. Avellan, owned 13% interest on a fully-diluted basis of Nano. Pursuant to the terms of the Share Sale and Purchase Agreement, InMotion received approximately €8.0 million on account of the option it held to acquire shares of Nano. The Company does not have any ownership interest in InMotion and did not receive any of these proceeds. Pursuant to the terms of a service agreement between Nano Lithuania and InMotion dated March 1, 2018 (the “InMotion Services Agreement”), InMotion agreed to provide consulting services including but not limited to marketing, sale support and general management support to Nano. The Services Agreement was terminated upon completion of the Nano Share Sale and no payments were made under the InMotion Services Agreement.

Support Services Agreement

On January 20, 2020, the Company entered into the Support Services Agreement with Finser Corporation (“Finser”), which is part of the Cisneros Group of Companies, of which Ms. Adriana Cisneros, a member of the Company's Board of Directors, is the Chief Executive Officer, whereby Finser provided the Company certain consulting and administrative support services. The Company incurred less than $0.1 million and $0.3 million in consulting services for the years ended December 31, 2022 and 2021, respectively. These costs were included within the general and administrative costs on the audited Consolidated Statements of Operations. The agreement terminated on June 30, 2022.

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

The Vodafone Commercial Agreements are to include mutual exclusivity, conditioned upon Vodafone making the SpaceMobile Service available to all of its customers and certain promotional efforts, within all Vodafone markets for five years commencing on the launch of a commercial service in all of the Vodafone markets; preferential commercial terms in Vodafone partner markets; 50/50 revenue share for the SpaceMobile Service in Vodafone exclusivity markets; and the procurement, building and operating of mobile network ground stations at a mutually agreed cost by Vodafone. No payments have been made to date between AST LLC and Vodafone pursuant to the anticipated Vodafone Commercial Agreements. Vodafone has the right to designate one individual to the Board of Directors. Currently, Vodafone’s designee is Luke Ibbetson, Head of Group Research & Development, Vodafone.

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

On March 22, 2022, AST LLC and American Tower entered into a non-binding term sheet reflecting the terms and conditions for the deployment of AST LLC gateway satellite technology equipment on property owned and operated by American Tower. Under the agreement, American Tower will provide AST LLC leased space and managed services at its current and future tower sites and data centers under the global master lease agreement to be entered into by the parties.

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

Rakuten

On February 4, 2020, AST LLC entered into a commercial agreement with Rakuten for the development of exclusive network capabilities in Japan compatible with the mobile network of Rakuten and its affiliates, which agreement was amended and restated as of December 15, 2020 (the “Rakuten Agreement”). Under the terms of the Rakuten Agreement, AST LLC agreed to make investments in building network capabilities in Japan that are compatible with the mobile network of Rakuten and its affiliates. Furthermore, AST LLC will collaborate with Rakuten to ensure network capability with Rakuten’s licensed frequencies, including full coverage in Japan with 3GPP Band 3 frequencies with multiple input multiple output (“MIMO”) capability. Upon the launch of such coverage, Rakuten will receive unlimited, exclusive rights and usage capacity in Japan in exchange for a $0.5 million annual maintenance fee payable to AST LLC or our successors. Furthermore, AST LLC will make $5.0 million (or such lesser amount as mutually agreed upon the parties) in capital investments towards the design, assembly, acquisition and implementation of ground communication assets. AST LLC and Rakuten will receive unlimited rights and usage of the ground assets for their respective operations, including, but not limited to, satellite and other telecommunication communications. Rakuten has the right to designate two individuals to the Company’s Board of Directors. Currently, Rakuten’s designees are Hiroshi Mikitani, Founder, Chairman and Chief Executive Officer, Rakuten, Inc., and Tareq Amin, Chief Executive Officer, Rakuten Mobile.

The Rakuten Agreement includes key performance indicators (“KPIs”) associated with the number of satellites launched, timing and coverage of the SpaceMobile Service in Japan in a phased manner that AST LLC must meet. If the applicable KPIs are not met for the last two phases noted in the Rakuten Agreement by June 2023, or if AST LLC becomes subject to any bankruptcy proceeding or becomes insolvent, AST LLC shall pay to Rakuten an amount of $10.0 million. Payment of the amount can be made in the form of a promissory note with 8.0% interest per annum payable in 12 quarterly installments over a three year term, which can be prepaid at AST LLC’s election. The term of the Rakuten Agreement shall remain in effect until AST LLC fulfills obligations under the Rakuten Agreement. No payments have been made to date between AST LLC and Rakuten under the Rakuten Agreement.

As of December 31, 2022 and as of the date of this filing, AST LLC does not expect to meet the applicable KPIs stated in the Rakuten Agreement by June 2023. AST LLC and Rakuten are in discussions in light of the Company’s current business plan, planned deployment, and commercialization strategy. However, there can be no assurance that Rakuten will agree to amend or waive the $10.0 million payment that would be due for not meeting the KPIs. Accordingly, it is reasonably possible that the Company may incur an estimated liability of $10.0 million in June 2023.

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

Further, on May 16, 2022, the Company extended a non-recourse loan in the amount of $1.0 million at an interest rate of 8.00% per annum to Mr. Severson. The loan was paid in full by Mr. Severson during December 2022.

20.
Subsequent Events

On February 3, 2023, AST LLC entered into a Launch Services Agreement (the “2023 Launch Agreement”) with Space Exploration Technologies Corp. (“SpaceX”) relating to the launch of the first five Block 1 BB satellites. The 2023 Launch Agreement superseded both the March 3, 2022 Multi-Launch Agreement and the March 3, 2022 BlueBird 1 Launch Services Agreement between the parties. The exact timing of the launch, which is expected to carry five Block 1 BB satellites, is contingent on a number of factors, including satisfactory and timely completion of construction and testing of the five Block 1 BB satellites and other factors, many of which are beyond the Company's control.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AST SPACEMOBILE, INC.

By:	/s/ ABEL AVELLAN
Chairman and Chief Executive Officer Principal Executive Officer

KNOW ALL THESE PRESENT, that each person whose signature appears below constitutes and appoints Abel Avellan, Sean Wallace and Shanti Gupta, and each of them, his or her true and lawful attorneys-in-fact and agents, and with power of substitution and resubstitution, for him/her and in his/her name, place and stead, and in any and all capacities, to sign the Annual Report on Form 10-K of AST SpaceMobile, Inc. for the fiscal year ended December 31, 2022, to sign any and all amendments thereto, and to file such Annual Report and amendments, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ABEL AVELLAN	Chairman and Chief Executive Officer Principal Executive Officer and Director	March 31, 2023
Abel Avellan

/s/ SEAN WALLACE	Chief Financial Officer Principal Financial Officer	March 31, 2023
Sean Wallace

/s/ SHANTI GUPTA	Chief Accounting Officer Principal Accounting Officer	March 31, 2023
Shanti Gupta

/s/ TAREQ AMIN	Director	March 31, 2023
Tareq Amin

/s/ ADRIANA CISNEROS	Director	March 31, 2023
Adriana Cisneros

/s/ ALEXANDER COLEMAN	Director	March 31, 2023
Alexander Coleman

/s/ LUKE IBBETSON	Director	March 31, 2023
Luke Ibbetson

/s/ ED KNAPP	Director	March 31, 2023
Ed Knapp

	Director	March 31, 2023
Hiroshi Mikitani

/s/ RONALD RUBIN	Director	March 31, 2023
Ronald Rubin

/s/ RICHARD SARNOFF	Director	March 31, 2023
Richard Sarnoff

/s/ JULIO A. TORRES	Director	March 31, 2023
Julio A. Torres