Form 10-K/A
period 2022-12-31
AST SpaceMobile, Inc.
filed 2023-05-01
CIK 1780312

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

As of April 28, 2023, there were 74,923,905 shares of Class A common stock, $0.0001 per value, 50,041,757 shares of Class B common stock, $0.0001 par value, and 78,163,078 shares of Class C common stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Audit Firm Id	Auditor Name:	Auditor Location:
185	KPMG LLP	Miami, Florida

EXPLANATORY NOTE

AST SpaceMobile, Inc. (the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 (the “Amended Report”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original Report”), in order to add certain information required by Items 10-14 of Part III of Form 10-K. The Amended Report does not affect any other items in the Original Report.

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

AST SPACEMOBILE, INC.

FORM 10-K/A

(Amendment No. 1)

FOR THE YEAR ENDED DECEMBER 31, 2022

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below are the names, ages and positions of each of the individuals who serve as our executive officers and directors as of March 31, 2023.

Name	Age	Position
Executive Officers
Abel Avellan	52	Chairman of the Board and Chief Executive Officer
Sean Wallace	61	Executive Vice President and Chief Financial Officer
Brian Heller	55	Executive Vice President, General Counsel and Secretary
Shanti Gupta	46	Senior Vice President, Chief Accounting Officer

Non-Employee Directors
Tareq Amin	50	Director
Adriana Cisneros(2)(3)	43	Director
Alexander Coleman(1)(2)(4)	56	Director
Luke Ibbetson	54	Director
Edward Knapp	62	Director
Hiroshi Mikitani	58	Director
Ronald Rubin(1)	57	Director
Richard Sarnoff(3)	64	Director
Julio A. Torres(1)(2)(3)	56	Director
(1)
Member of the audit committee
(2)
Member of the compensation committee
(3)
Member of the nominating and corporate governance committee
(4)
Member of the redemption election committee

Executive Officers

Abel Avellan. Mr. Avellan is the Founder, Chairman, and Chief Executive Officer of AST & Science LLC, a Delaware limited liability corporation (“AST LLC”), since its inception in 2017 and has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since April 2021. Prior to founding AST, Mr. Avellan served as the founder and Chief Executive Officer of Emerging Markets Communications (“EMC”), a satellite-based communications services provider to maritime and other mobility markets, from 2000 until its sale for $550.0 million in July 2016. Following the acquisition of EMC, Mr. Avellan worked as the President and Chief Strategy Officer for Global Eagle Entertainment Inc. until April 2017. Mr. Avellan has over 25 years of success in the space industry and is the co-inventor of 21 United States patents. He was the recipient of the Satellite Transaction of the Year award by Euroconsult in 2015 and was named Satellite Teleport Executive of the Year in 2017. Mr. Avellan has a Bachelor's in Electrical Engineering from Simón Bolivar University. We believe Mr. Avellan is qualified to serve on our Board of Directors due to his expertise and years of success developing innovative space-based technologies and continually proven engineering and management acumen.

Sean Wallace. Mr. Wallace serves as our Executive Vice President, Chief Financial Officer since May 2022. Mr. Wallace is an experienced business leader with over 35 years of finance, banking and management experience. Prior to this appointment, Mr. Wallace served since May 2020 as the Chief Financial Officer and Treasurer of Cogent Communications, Inc., a publicly traded company that is one of the world’s largest commercial internet service providers. Prior to joining Cogent, Mr. Wallace was an investor and operator of industrial real estate projects from 2015 to 2020. He has also held senior management and banking positions at Standard Chartered, where he was the Global Head of their origination and coverage business, and at JP Morgan, where he was their Co-Head of Investment Banking, Asia Pacific and the leader of their North American Telecom Banking operations. Mr. Wallace’s experience as a banker has provided him with expertise in a broad set of financing products, including debt, equity and project finance, executed primarily for telecommunications companies. Mr. Wallace received an AB from Harvard College and an MBA from Harvard Business School.

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

Shanti Gupta. Mr. Gupta serves as our Senior Vice President, Chief Accounting Officer since September 2021 and is responsible for our financial operations, corporate accounting, external reporting, and financial planning and analytics. He brings more than 20 years of global finance and accounting experience to his role on AST's leadership team. Before joining AST, he worked with Ernst & Young LLP in New York from 2014, where he was a Partner and Managing Director in the Financial Accounting Advisory Services. Previously, he has worked with Deloitte & Touche LLP in New York and KPMG in India. He earned his Bachelor of Commerce (Honors) from Shri Ram College of Commerce, Delhi University, India, and is a licensed Certified Public Accountant. He is also a Chartered Accountant from The Institute of Chartered Accountants of India.

Directors

The biography of Mr. Avellan is set forth above under the header "Executive Officers". The biographies of our non-employee directors are set forth below:

Tareq Amin. Mr. Amin has served as a member of our Board of Directors since April 2021. Mr. Amin is currently the Co-Chief Executive Officer of Rakuten Mobile, Inc., a subsidiary of Rakuten Group, Inc., CEO of Rakuten Symphony. and Group Executive Vice President of Rakuten Group, Inc., one of the world’s leading Internet service companies. Prior to joining Rakuten Mobile, Inc., Mr. Amin served as Senior Vice President of Technology Development and Automation for Reliance Jio from April 2013 to June 2018. Prior to that, he served as Vice President of Carrier Solutions for Huawei and as Senior Director of National Planning & Performance at T-Mobile. Mr. Amin holds a bachelor’s degree in electrical engineering and physics from Portland State University. We believe Mr. Amin is qualified to serve on our Board of Directors based on his years of experience in the telecommunications industry.

Adriana Cisneros. Ms. Cisneros serves as a member of our Board of Directors since April 2021. Since September 2013, Ms. Cisneros has served as the Chief Executive Officer of Cisneros, a global enterprise focused on media & entertainment, digital advertising solutions, real estate, and social leadership, and she served as its Vice Chairman and Director of Strategy from September 2005 to August 2013. Since 2018, she has served on the board of directors of Mattel Inc. and also serves on numerous non-profit boards. Ms. Cisneros holds a B.A. in journalism from Columbia University, a M.A. in Journalism from New York University and a degree in leadership development from Harvard University Business School. We believe Ms. Cisneros is qualified to serve on our Board of Directors based on her significant leadership experience in media, real estate, entertainment and digital and consumer products.

Alexander Coleman. Mr. Coleman serves as a member of our Board of Directors since April 2021. Mr. Coleman is currently the Chairman of New Providence Acquisition Corp. II and a Managing Partner of New Providence Management LLC, largely focused investing in public and private consumer related companies. He previously served as Chairman of our predecessor, New Providence Acquisition Corp.’s (“NPA”) board from September 2019 until the closing of the Business Combination in April 2021 (refer to our 2022 Annual Report on Form 10-K for definition of “Business Combination”). Mr. Coleman has a broad range of private equity experience, including but not limited to, as the founder and Managing Partner of Annex Capital Management LLC, a co-Head and Managing Partner of Citicorp Venture Capital, Citi’s New York based leveraged buyout fund and a Managing Investment Partner and co-Head of Dresdner Kleinwort Capital LLC, Dresdner Bank’s North American merchant banking group. These positions required Mr. Coleman to oversee private equity platforms involving control and minority equity investing, mezzanine, distressed senior debt and fund-of-funds. Mr. Coleman was also a Managing Partner of Sea Hunter, a specialized fund focused on the evolving global cannabis market and a predecessor to Tilt Holdings, where he also acted as CEO and board member. Mr. Coleman has served as a director and chairman of the board for numerous private and public companies as well as not-for-profits. Mr. Coleman received an MBA from the University of Cambridge and a BA in Economics from the University of Vermont. We believe Mr. Coleman is qualified to serve on our Board of Directors based on his experience leading companies across many industries.

Luke Ibbetson. Mr. Ibbetson serves as a member of our Board of Directors since April 2021. Mr. Ibbetson has worked with Vodafone Ventures Limited, a private limited company incorporated under the Laws of England and Wales (“Vodafone”) since 1996 and has led the Vodafone Group Research and Development Organization since 2013, which is responsible for all aspects of future research, including trials of emerging technologies. Mr. Ibbetson serves on the board of several industry groups and initiatives, including the 5G Automotive Alliance, and serves as Chairman of the Next Generation Mobile Networks Alliance Board Strategy committee, Mr. Ibbetson holds a B.Sc. in electronic engineering and a M.Sc. in telecommunications from the University of Leeds. We believe Mr. Ibbetson is qualified to serve on our Board of Directors based on his years of experience and commitment to innovative thinking in the telecommunications industry.

Edward Knapp. Mr. Knapp serves as a member of our Board of Directors since April 2021. Mr. Knapp currently serves as the corporate Chief Technology Officer for American Tower Corporation. Prior to joining American Tower in 2017, Mr. Knapp served as Senior Vice President of Engineering at Qualcomm, where he was responsible for Qualcomm’s New Jersey Corporate Research Center, from which he managed a global engineering team of researchers and product engineering staff. He currently serves on the board of directors of the Center for Automotive Research. Mr. Knapp holds a B.E. in electrical engineering from Stony Brook University, an M.S. in electrical engineering from Polytechnic University (“NYU”) in New York, and an M.B.A. from Columbia University. We believe Mr. Knapp is qualified to serve on our Board of Directors based on based on his more than 40 years of communications technology experience and over thirty years of experience in the development of the global wireless industry.

Hiroshi Mikitani. Mr. Mikitani has served as a member of our Board of Directors since 2021. Mr. Mikitani is the founder, Chairman and Chief Executive Officer of Rakuten Group, Inc. Founded in Japan in 1997 with the mission to contribute to society by creating value through innovation and entrepreneurship, Rakuten Group, Inc. is one of the world’s leading internet service companies. Mr. Mikitani also serves as Vice Chairman and co-Chief Executive Officer of Rakuten Medical, Inc., a global biotechnology company developing precision, cell-targeting investigational therapies on its Alluminox™ platform. Mr. Mikitani has previously served as a member of the Lyft, Inc. board of directors and currently serves on the boards of directors of a number of privately held companies. In 2011, he was appointed Chairman of the Tokyo Philharmonic Orchestra. He also serves as Representative Director of the Japan Association of New Economy (JANE). Mr. Mikitani holds a commerce degree from Hitotsubashi University and an M.B.A. from Harvard Business School. We believe Mr. Mikitani is qualified to serve on our Board of Directors based on his extensive operating and management experience with major technology companies.

Ronald Rubin. Mr. Rubin serves as a member of our Board of Directors since April 2021. Mr. Rubin is the Co-Founder and Managing Director of Tower Alliance, LLC, a leading provider of outsourced services to wireless infrastructure owners. Mr. Rubin served as Chief Financial Officer of Global Tower Partners from 2010 to 2013. Mr. Rubin holds a B.S. in Accounting from American University, a M.S. in Taxation from Florida International University and is a Certified Public Accountant. Based on Mr. Rubin's years of experience in the telecommunications industry, we believe he is qualified to serve on our Board of Directors and be part of our Audit Committee.

Richard Sarnoff. Mr. Sarnoff serves as a member of our Board of Directors since April 2021. Mr. Sarnoff is Partner at Kohlberg Kravis Roberts & Company and leads its media, entertainment and education investing activities for the United States private equity. From 2014 through 2017, Mr. Sarnoff served as Managing Director and Head of the Media and Communications industry group of Kohlberg Kravis Roberts & Company, leading investments in the Media, Telecom, Digital Media and Education sectors in the United States. Mr. Sarnoff currently serves on the board of directors of Chegg, Inc. and of several private companies, as well as several not-for-profit organizations. Mr. Sarnoff holds a B.A. in Art and Archeology from Princeton University and an M.B.A. from Harvard Business School. We believe Mr. Sarnoff is qualified to serve on our Board of Directors based on his extensive experience serving in senior leadership roles, and on the boards of directors of media and digital technology companies.

Julio A. Torres. Mr. Torres serves as a member of our Board of Directors since April 2021. Mr. Torres has served as the managing partner at Multiple Equilibria Capital, a financial advisory firm since March 2013. Mr. Torres has served as the Chief Executive Officer and member of the board of directors of Andina Acquisition Corp. III since January 2019. From August 2015 to March 2018, Mr. Torres served as Chief Executive Officer and a member of the board of directors of Andina Acquisition Corp. II, a blank check company that consummated an initial business combination with Lazy Days’ R.V. Center, Inc. From October 2011 through January 2013, Mr. Torres served as Co-Chief Executive Officer of Andina Acquisition Corp. He also served as a member of the board of Andina 1 from October 2011 until its merger in December 2013 with Tecnoglass Inc. and has continued to serve on the board of Tecnoglass Inc. since such time. Mr. Torres also serves on the board of several international public companies. Mr. Torres graduated from the Universidad de los Andes and received an M.B.A. from the Kellogg Graduate School of Management at Northwestern University and a master in public administration from the J.F. Kennedy School of Government at Harvard University. We believe Mr. Torres is qualified to serve on our Board of Directors based on his extensive operational and company governance experience.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC and Nasdaq. Such executive officers, directors and stockholders also are required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based on a review of the copies of such reports furnished to the Company and written representations from the Company’s directors and executive officers that no other reports were required, the Company believes that its directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them for the year ended December 31, 2022, except that one Form 4 was filed late by Mr. Gupta, resulting in one transaction not being reported on a timely basis for the year ended December 31, 2022.

Code of Business Conduct and Ethics

We have a code of ethics that applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. The code of ethics is available on our corporate website at https://investors.ast-science.com. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website rather than by filing a Current Report on Form 8-K. The information on any of our websites is deemed not to be incorporated in this report.

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

Our compensation committee consists of Ms. Cisneros and Messrs. Coleman and Torres, with Mr. Coleman serving as chair. Our Board of Directors has affirmatively determined that each of Ms. Cisneros and Messrs. Coleman and Torres qualifies as independent under Nasdaq rules and is a “non-employee director” as defined in Rule 16b-3 of the Exchange Act. Our Board of Directors has adopted a written charter for the compensation committee, which is available on our corporate website at https://investors.ast-science.com. The information on any of our websites is deemed not to be incorporated in this report.

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

Our nominating and corporate governance committee consists of Ms. Cisneros and Messrs. Sarnoff and Torres, with Mr. Sarnoff serving as the chair. Our Board of Directors has affirmatively determined that each of Ms. Cisneros, Mr. Sarnoff and Mr. Torres qualifies as independent under Nasdaq rules. Our Board of Directors has adopted a written charter for the nominating and corporate governance committee, which is available on our corporate website at https://investors.ast-science.com. The information on any of our websites is deemed not to be incorporated in this report.

Redemption Election Committee

Our redemption election committee is responsible for determining whether, in connection with the redemption of AST LLC’s Common Units by a holder thereof, we, in our capacity as managing member of AST LLC, should elect to redeem such Common Units for cash or shares of Class A Common Stock. Our redemption election committee must be comprised solely of directors who were not nominated under the Stockholders’ Agreement or other contractual right by, and are not otherwise affiliated with, any holder of Class B Common Stock or Class C Common Stock, and currently consists of Mr. Coleman. Under the Stockholders’ Agreement, the Stockholder Parties have agreed that, until such date as the Stockholder Parties collectively control less than 50% of the total voting power of the Company, (i) the Stockholder Parties will take all necessary action to cause the Company and our Board of Directors to maintain the Redemption Election Committee of our Board of Directors and its delegated powers and (ii) the provisions of the Stockholders’ Agreement relating to the Redemption Election Committee cannot be amended without the express approval of the Redemption Election Committee. Our Board of Directors has adopted a written charter for the redemption election committee, which is available on our corporate website at https://investors.ast-science.com. The information on any of our websites is deemed not to be incorporated in this report.

Item 11. Executive Compensation

Our executive compensation program is designed to attract, motivate and retain high quality leadership and incentivize our executive officers to achieve performance goals over the short- and long-term, which also aligns the interests of our executive officers with those of our stockholders.

Our named executive officers (or “NEOs”) for 2022, who consist of each person who served as our principal executive officer during 2022 and our two other most highly compensated executive officers were:

•
Abel Avellan, Chairman of the Board and Chief Executive Officer
•
Sean Wallace, Executive Vice President, Chief Financial Officer
•
Brian Heller, Executive Vice President, General Counsel and Secretary

Summary Compensation Table

The following table summarizes the compensation of our NEOs for the years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Equity Awards ($)(1)	All Other Compensation ($)	Total ($)
Abel Avellan(2)	2022	-	-	-	-	-
Chairman of the Board and Chief Executive Officer	2021	8,995	-	-	-	8,995

Sean Wallace(3)	2022	160,417	-	2,784,000(4)	88,575(5)	3,032,992
Executive Vice President, Chief Financial Officer

Brian Heller	2022	250,000	150,000	-	-	400,000
Executive Vice President, General Counsel and Secretary	2021	216,542	-	2,050,000(6)	-	2,266,542

(1)
Amounts represent the aggregate grant date fair value computed in accordance with Accounting Standard Codification 718 Compensation - Stock Compensation (“FASB ASC 718”) for equity awards granted. We provide information regarding the assumptions used to calculate the value of all equity awards made to executive officers in Note 15 to our Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K.
(2)
Mr. Avellan has historically asked not to be paid any base salary in excess of applicable minimum wage requirements under federal law and, as such, has received substantially below-market base salary. Effective as of the completion of the Business Combination, Mr. Avellan is not receiving any base salary from the Company.
(3)
Mr. Wallace joined the Company in May 2022 and as such, only compensation for 2022 is shown. Mr. Wallace's annual base salary is $250,000.
(4)
On May 10, 2022, pursuant to the terms of his employment agreement, Mr. Wallace received an award of 700,000 restricted stock units (“RSUs”), 400,000 of which are subject to time-based vesting and 300,000 of which are subject to performance-based vesting. The grant date fair value of the 300,000 performance-based RSUs have been reported at $0 based on the probable outcome of achieving the performance conditions at the time of grant. The grant date fair value of the performance-based RSUs assuming achievement of the performance conditions was $2,088,000.
(5)
Pursuant to the terms of Mr. Wallace's employment agreement, he was reimbursed $75,000 for direct out-of-pocket costs associated with his relocation to the Miami, Florida area where the Company's corporate office is located, and $13,575 for legal fees associated with the negotiation and execution of his employment agreement.
(6)
On August 11, 2021, Mr. Heller received an award of 350,000 RSUs, 205,000 of which are subject to time-based vesting and 145,000 of which are subject to performance-based vesting. The grant date fair value of the 145,000 performance-based RSUs have been reported at $0 based on the probable outcome of achieving the performance conditions at the time of grant. The grant date fair value of the performance-based RSUs assuming achievement of the performance conditions was $1,450,000.

Narrative Disclosure to the Summary Compensation Table

This section discusses the material components of the executive compensation program for the year ended December 31, 2022 as applicable to the Company's NEOs and reflected in the Summary Compensation Table above.

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

Bonus. The Compensation Committee awarded a discretionary cash bonus of $150,000 to Mr. Heller on September 15, 2022 in recognition of his individual achievements and contributions as our Executive Vice President, General Counsel and Secretary.

Long-Term Equity Incentive Compensation. The goal of our long-term, equity based incentive awards is to align the interests of the Company's executives with the interests of stockholders. Because vesting is based on continued service, equity-based incentives also foster the retention of our executives during the award vesting period.

Equity Compensation Plans

AST LLC 2019 Equity Incentive Plan. Prior to the Business Combination, equity-based incentive awards in the form of options were issued under the AST LLC 2019 Equity Incentive Plan (“AST LLC Incentive Plan”) as incentives to its employees, non-employees, and non-employee members of its Board of Directors. Following the Business Combination, no further grants were made under the AST LLC Incentive Plan. However, the AST LLC Incentive Plan will continue to govern the terms and conditions of the outstanding awards granted under it.

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

NEO Long-Term Equity Incentive Compensation in 2022. During 2022, our NEOs received the following long-term incentive awards under our 2020 Plan:

In May 2022, pursuant to the terms of Mr. Wallace’s employment agreement, the Company's Board of Directors approved an award of 700,000 RSUs to Mr. Wallace, with 400,000 of the RSUs subject to service-based vesting and 300,000 RSUs subject to performance-based vesting. The service-based RSUs vest over a four year service period with 25% of the awards vesting on each anniversary of Mr. Wallace's vesting commencement date. The performance-based RSUs will vest upon satisfaction of two specified capital raising performance conditions.

See Note 15 to the Company's Consolidated Financial Statements included in its 2022 Annual Report on Form 10-K for additional information regarding the Company's equity compensation plans.

Other Elements of Compensation

Pursuant to the terms of Mr. Wallace's employment agreement he received $75,000 as reimbursement of direct out-of-pocket costs relating to his relocation to the Miami, Florida area where the Company's corporate office is situated, and received $13,575 as reimbursement of legal fees associated with the negotiation and execution of his employment agreement. Mr. Wallace's employment agreement also provided for reimbursement of certain temporary housing expenses, although no such expenses were incurred or reimbursed.

401(k) Plan. The Company currently maintains a 401(k) retirement savings plan for its United States based employees, including our NEOs, who satisfy certain eligibility requirements. Our NEOs are eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Plan allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Currently, we do not match contributions made by participants in the 401(k) plan. The Company believes that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of its executive compensation package and further incentivizes our employees, including NEOs, in accordance with its compensation policies.

Health/Welfare Plans. All of the Company's full-time employees, including NEOs, are eligible to participate in our health and welfare plans, including medical, dental and vision benefits, medical and dependent flexible spending account, short-term and long-term disability insurance, and life insurance.

Named Executive Officer Employment Related Arrangements

Abel Avellan

On July 18, 2018, our subsidiary, AST LLC, entered into an offer letter with Mr. Avellan, our Chairman and Chief Executive Officer. Pursuant to the offer letter, Mr. Avellan received an annual base salary of $23,660 and is eligible to participate in the Company's customary health, welfare and fringe benefit plans. In addition, on December 15, 2017, Mr. Avellan entered into AST LLC's form Nondisclosure, Confidentiality, Assignment and Noncompetition Agreement containing certain restrictive covenants, including non-compete and non-solicitation restrictions for a period of one year following a termination or cessation of employment for any reason. Mr. Avellan has historically asked not to be paid any base salary in excess of applicable minimum wage requirements under federal law and, as such, has received substantially below-market base salary. Mr. Avellan has not received any base salary from the Company since April 2021.

Sean Wallace

On April 25, 2022, our subsidiary, AST LLC, entered into an employment agreement with Mr. Wallace, our Executive Vice President and Chief Financial Officer. Pursuant to the employment agreement, Mr. Wallace receives an annual base salary of $250,000 and is eligible to participate in the Company’s customary health, welfare and fringe benefit plans. The employment agreement provided that the Company would reimburse Mr. Wallace for certain temporary housing expenses, direct out-of-pocket relocation expenses up to $75,000, and reasonable legal fees, up to a limit of $15,000, in connection with the negotiation and execution of the employment agreement and all ancillary agreements. In the event of termination, Mr. Wallace is entitled to a severance payment equal to 75% of his base salary, continued coverage for up to nine months under the Company’s group health plans at the same levels and the same cost to Mr. Wallace as would have applied if his employment had not terminated, and acceleration of any unvested portion of the time-based vesting restricted stock units equal to (A) in the event a Qualifying Termination occurs on or prior to the one-year anniversary of his start date, 100,000 restricted stock units, and (B) in the event a Qualifying Termination occurs after the one-year anniversary of the start date, (x) (1) the number of days during the period commencing on the last vesting date prior to the date of termination and ending on the nine-month anniversary of the date of termination, (2) divided by 365, and multiplied by (y) 100,000. In addition, any portion of the Performance-Based Portion of the Equity Award as to which the specified performance target has been satisfied as of, or within 120 days following, the date of termination, will vest on the later of the effective date of the release or the attainment of the applicable performance target within such 120 day period. Also, on April 25, 2022, Mr. Wallace entered into the Company's form Nondisclosure, Confidentiality, Assignment and Noncompetition Agreement containing certain restrictive covenants, including non-compete and non-solicitation restrictions for a period of one year following a termination or cessation of employment for any reason.

Brian Heller

On February 4, 2021, our subsidiary, AST LLC, entered into an employment agreement with Mr. Heller, our Executive Vice President, General Counsel and Secretary. Under the employment agreement, Mr. Heller receives an annual base salary of $250,000 and is eligible to participate in the Company's customary health, welfare and fringe benefit plans. In the event of termination, Mr. Heller is entitled to a severance payment equal to 50% of his base salary, an annual bonus earned through the date of termination for the applicable calendar year based on the achievement of individual and/or Company performance goals as determined by the Board in its sole discretion, and acceleration of any unvested portion of the time-based vesting RSUs equal to (A) (x) the number of days during the period commencing on the last vesting date prior to the date of termination and ending on the six-month anniversary of the date of termination, (y) divided by 365, and multiplied by (B) 51,250. Also, on February 4, 2021, Mr. Heller entered into the Company's form Nondisclosure, Confidentiality, Assignment and Noncompetition Agreement containing certain restrictive covenants, including non-compete and non-solicitation restrictions for a period of one year following a termination or cessation of employment for any reason.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table sets forth certain information regarding equity-based awards of the Company held by the Named Executive Officers as of December 31, 2022.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Abel Avellan	-	-	-	-
Sean Wallace	400,000	1,928,000	300,000	1,446,000
Brian Heller	153,750	741,075	145,000	698,900

(1)
Mr. Wallace's 400,000 RSUs vest over a four year service period with 25% of the awards vesting on each anniversary of the May 10, 2022 vesting commencement date. Mr. Heller's 205,000 RSUs vest over a four year service period with 25% of the awards vesting on each anniversary of the February 8, 2021 vesting commencement date.
(2)
Fair market value of awards was $4.82 per share as of December 31, 2022.
(3)
Mr. Wallace’s 300,000 RSUs vest upon satisfaction of two specified capital raising performance conditions. Half of each portion of these RSUs will vest upon the attainment of the specified performance targets and the remaining half of each portion of these RSUs will vest on the first anniversaries of the attainment of the specified performance targets. Mr. Heller’s 145,000 RSUs vest upon satisfaction of certain specified performance conditions.

Pay Versus Performance

Pursuant to Section 953(a) of the Dodd-Frank Act and Item 402(v) of SEC Regulation S-K, we are providing the following information about the relationship between executive “compensation actually paid” (or “CAP”), as defined by SEC rules, to the Company’s principal executive officer (“PEO”) and non-PEO named executive officers (the “Non-PEO NEOs”) and certain aspects of the financial performance of the Company. The Compensation Committee does not utilize CAP as the basis for making compensation decisions.

The following table sets forth certain information regarding pay versus performance as of December 31, 2022.

Year(1)	Summary Compensation Table Total for PEO ($) (2)	Compensation Actually Paid to PEO ($) (3)	Average Summary Compensation Table Total for Non-PEO NEOs ($)(2)	Average Compensation Actually Paid to Non-PEO NEOs ($)(3)	AST SpaceMobile Total Shareholder Return ($)(4)	Net Income (Loss) ($000)(5)
2022	-	-	$1,716,496	$989,452	$35	$(31,640)
2021	$8,995	$8,995	$1,430,211	$160,579	$58	$(30,553)

(1)
Abel Avellan served as the PEO for the entirety of 2022 and 2021. Our Non-PEO NEOs for the applicable years were as follows:
•
2022: Sean Wallace and Brian Heller
•
2021: Brian Heller and Thomas Severson
(2)
Amounts reported in these columns represent (i) the total compensation reported in the Summary Compensation Table (“SCT”) for the applicable year in the case of our PEO, Mr. Avellan, and (ii) the average of the total compensation reported in the SCT for the applicable year for our Non-PEO NEOs reported for the applicable year.
(3)
Amounts reported in these columns represent compensation actually paid; adjustments were made to the amounts reported in the SCT for the applicable year.
(4)
Total Shareholder Return (“TSR”) is cumulative for the measurement periods beginning on December 31, 2020 and ending on December 31 of each of 2022 and 2021, respectively, calculated in accordance with Item 201(e) of Regulation S-K.
(5)
The dollar amounts reported represent the amount of net income (loss) attributable to common stockholders reflected in our audited Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K.

A reconciliation of the adjustments for Mr. Avellan and for the average of the Non-PEO NEOs is set forth in the following table, which describes the adjustments, each of which is prescribed by the SEC rules, to calculate the CAP from SCT amounts. Equity values are calculated in accordance with FASB ASC 718.

	2022	2022	2021	2021
	PEO	Average Non-PEO NEOs	PEO	Average Non-PEO NEOs
Summary Compensation Table Total (1)	-	$1,716,496	$8,995	$1,430,211
Minus Stock Award Value & Option Award Value Reported in SCT for the Covered Year	-	$1,392,000	-	$1,025,000
Plus Year End Fair Value of Equity Awards Granted During the Covered Year that Remain Outstanding and Unvested as of Last Day of the Covered Year	-	$964,000	-	$813,850
Plus Year over Year Change in Fair Value as of the Last Day of the Covered Year of Outstanding and Unvested Equity Awards Granted in Prior Years	-	$(239,850)	-	$(735,900)
Plus Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Covered Year	-	-	-	-
Plus Year over Year Change in Fair Value as of the Vesting Date of Equity Awards Granted in Prior Years that Vested During the Covered Year	-	$(59,194)	-	$(322,582)
Minus Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Covered Year	-	-	-	-
Plus Value of Dividends or other Earnings Paid on Stock or Option Awards Not Otherwise Reflected in Fair Value or Total Compensation for the Covered Year	-	-	-	-
Compensation Actually Paid	-	$989,452	$8,995	$160,579

(1)
Unvested equity values are computed in accordance with the methodology used for financial reporting purposes, and for unvested awards subject to performance-based vesting conditions, based on the probable outcome of such performance-based vesting conditions as of the last day of the year.

Pursuant to Item 402(v) of SEC Regulation S-K, we are providing the following graphic descriptions of the relationships between information presented in the pay versus performance table provided above.

Relationship Between CAP and Total Shareholder Return ("TSR")

The graph below reflects the relationship between the PEO and Average Non-PEO NEOs CAP and our TSR.

Pay Versus Performance: Total Shareholder Return
PEO CAP
Avg. Non-PEO NEOs CAP
AST SpaceMobile TSR
Total Shareholder Return (TSR)
Compensation Actually Paid ($000)
$200
$175
$150
$125
$100
$75
$50
$25
$0
$1,200
$1,000
$800
$600
$400
$200
$0
$100
$58
$35
$9
$161
$0
$989
Dec. 31 2020
2021
Dec. 31 2021
2022
Dec. 31 2022

Relationship Between CAP and Net Income (Loss) Attributable to Stockholders

The graph below reflects the relationship between the PEO and Average Non-PEO NEOs CAP and our net income (loss) attributable to stockholders.

Pay Versus Performance: Net Income (Loss)(1)
PEO CAP
Avg. Non-PEO NEOs CAP
Net Income (Loss)(1)
Net Income (Loss)(1) ($000)
Compensation Actually Paid ($000)
$150,000
$100,000
$50,000
$0
($50,000)
$1,200
$800
$400
$0
($400)
$9
$161
$0
$989
($30,553)
($31,640)
2021
2022

(1)
Represents the amount of net loss attributable to common stockholders reflected in the Company’s audited financial statements for the applicable year.

Compensation of Directors

The following table sets forth information for the fiscal year ended December 31, 2022 regarding the compensation awarded to, earned by or paid to our non-employee directors.

Name(1)	Fees Earned or Paid in Cash ($)	Equity Awards ($)(2)	Total ($)
Tareq Amin	-	-	-
Adriana Cisneros	-	-	-
Alexander Coleman	75,000	150,000	225,000
Luke Ibbetson	-	-	-
Edward Knapp	-	-	-
Hiroshi Mikitani	-	-	-
Ronald Rubin	60,000	150,000	210,000
Richard Sarnoff	60,000	150,000	210,000
Julio A. Torres	82,500	150,000	232,500
(1)
Mr. Avellan, Chairman of the Company’s board of directors and Chief Executive Officer, is not included in this table as he was an employee of the Company in 2022 and did not receive compensation for services as a director. All compensation paid to Mr. Avellan for his services provided to the Company in 2022 is reflected in the Summary Compensation Table above.
(2)
On September 15, 2022, the listed non-employee directors were granted 16,667 RSUs. Amounts represent the aggregate grant date fair value of RSUs computed in accordance with FASB ASC 718. We provide information regarding the assumptions used to calculate the value of equity awards in Note 15 to our Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K.

Director Compensation Program

In connection with the completion of the Business Combination, we approved and implemented a compensation program that consists of annual cash retainer fees and long-term equity awards for the non-employee directors of our Board of Directors who are not affiliated with Invesat LLC, Vodafone, ATC TRS II LLC, a Delaware limited liability company (“American Tower”) and Rakuten Mobile Singapore PTE, LTD, a Singapore private limited company (“Rakuten”), or any of their affiliates (the “Director Compensation Program”). Messrs. Coleman, Rubin, Sarnoff and Torres are eligible to participate in the Director Compensation Program. The material terms of the Director Compensation Program are summarized below.

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

Equity Compensation

•
Initial Grant: Each eligible director who was initially elected or appointed to serve on our Board of Directors after the completion of the Business Combination was automatically granted 11,755 RSUs with grant fair value of $110,967 on August 24, 2021. The initial grant was to vest in full on the earlier to occur of (i) the one-year anniversary of the grant date and (ii) the date of the annual meeting of the stockholders following the grant date, subject to the director’s continued service through the vesting date; provided, however, that the earliest vesting date was the 2022 annual meeting of stockholders.
•
Annual Grant: Further, an eligible director who is serving on the Company’s Board as of the date of the annual meeting of the stockholders each calendar year beginning with calendar year 2022 will be automatically granted, on such annual meeting date, a restricted stock unit award with a value of approximately $150,000, which will vest in full on the earlier to occur of (i) the one-year anniversary of the applicable grant date and (ii) the date of the next annual meeting following the grant date, subject to the director’s continued service through the applicable vesting date.

In addition, each such award will vest in full upon a change in control of the Company (as defined in the 2020 Plan).

Our 2022 annual shareholders meeting was held on September 15, 2022. On this date, the initial grant vested in full and the 2022 annual grant of 16,667 RSUs with grant fair value of $150,000 was given to eligible directors. Refer to the directors’ compensation table above for further detail.

Compensation under the Director Compensation Program is subject to the annual limits on non-employee director compensation set forth in the 2020 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Prior to the Business Combination, equity-based awards were granted under the AST LLC 2019 Equity Incentive Plan. The plan was approved in 2019 by the members of AST LLC. Following the completion of the Business Combination, no new awards were granted under the AST LLC Incentive Plan. Awards outstanding under the AST LLC Incentive Plan are in the form of stock options to purchase equity incentive units in AST LLC, which are convertible into the Company's Class A Common Stock (or the cash equivalent thereof) as determined by the Company.

The SpaceMobile 2020 Incentive Award Plan allows for the issuance of up to 10,800,000 shares of the Company's Class A Common Stock pursuant to equity-based awards which may be granted under the plan. The plan was approved by the Company's stockholders on April 1, 2021.

The following table lists awards previously granted and outstanding, and securities authorized for issuance, under the plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Outstanding Options, Warrants, or Rights)
Equity compensation plans approved by stockholders
SpaceMobile 2020 Incentive Award Plan(1)	6,943,869	$9.71	3,856,131
AST LLC 2019 Equity Incentive Plan	10,767,799	$0.83	2,045,160(2)
Equity compensation plans not approved by stockholders	-	-	-

(1)
Includes 3,697,649 stock options and 3,246,220 restricted stock awards. Only the stock options have an associated exercise price.
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

Our authorized Common Stock consists of Class A Common Stock, Class B Common Stock and Class C Common Stock. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval. Until the Sunset Date described in the Stockholders’ Agreement, holders of Class C Common Stock are entitled to the lesser of (i) 10 votes per share and (ii) the Class C Share Voting Amount on all matters submitted to stockholders for their vote or approval. From and after the Sunset Date, holders of Class C Common Stock will be entitled to one vote per share.

Beneficial ownership of shares of our Common Stock is based on 71,877,559 shares of Class A Common Stock, 50,041,757 shares of Class B Common Stock and 78,163,078 shares of Class C Common Stock issued and outstanding as of March 31, 2023.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of voting shares beneficially owned by them. To our knowledge, none of our shares of Common Stock beneficially owned by any executive officer or director have been pledged as security.

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Combined Voting
Name and Address of Beneficial Owner (1)	Number	%	Number	%	Number	%	Power (%)(2)
Five percent Holders:
Rakuten Mobile, Inc.(3)	2,500,000	3.5%	28,520,155	57.0%	-	-	3.4%
Invesat LLC (4)	200,000	*	9,932,541	19.8%	-	-	1.1%
Vodafone Ventures Limited (5)	1,000,000	1.4%	9,044,454	18.1%	-	-	1.1%
ATC TRS II LLC (6)	2,500,000	3.5%	2,170,657	4.3%	-	-	*
Directors and Executive Officers:					-	-
Abel Avellan	-	-	-	-	78,163,078	100%	86.5%
Sean Wallace	122,727	*	-	-	-	-	*
Brian Heller	81,822	*	-	-	-	-	*
Shanti Gupta	50,307	*	-	-	-	-	*
Tareq Amin	-	-	-	-	-	-	-
Adriana Cisneros(4)	239,764	*	9,932,541	19.8%	-	-	1.1%
Alexander Coleman(7)	3,353,875	4.3%	-	-	-	-	*
Luke Ibbetson	-	-	-	-	-	-	-
Edward Knapp	10,000	*	-	-	-	-	*
Hiroshi Mikitani	2,500,000	3.5%	28,520,155	57.0%	-	-	3.4%
Ronald Rubin	11,755	*	-	-	-	-	*
Richard Sarnoff	11,755	*	-	-	-	-	*
Julio A. Torres	11,755	*	-	-	-	-	*
All directors and executive officers, as a group (13 individuals)	6,393,760	8.9%	38,452,696	76.8%	78,163,078	100%	91.5%

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
(5)
The business address of Vodafone Ventures Limited is c/o Vodafone House, The Connection, Newbury, Berkshire, RG14 2FN, United Kingdom.
(6)
Represents American Tower's beneficial ownership of shares of our Common Stock. The Company has several agreements in place with American Tower and American Tower has the right to designate one individual to the Board of Directors. Currently, American Tower's designee is Edward Knapp, Chief Technology Officer, American Tower. The business address of ATC TRS II LLC is 116 Huntington Avenue, 11th floor, Boston, MA 02116.
(7)
Includes 1,413,312 shares of Class A common stock and additional 1,940,563 shares of Class A Common Stock underlying the private placement warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CEO Equity Ownership

Mr. Avellan, Chief Executive Officer of the Company, and his permitted transferees hold all of the Class C Common Stock, which prior to the Sunset Date described in the Stockholders' Agreement, will entitle such holders to cast the lesser of 10 votes per share and the Class C Share Voting Amount, the latter of which is a number of votes per share equal to (1) (x) an amount of votes equal to 88.3% of the total voting power of our outstanding voting stock, minus (y) the total voting power of our outstanding capital stock owned or controlled by Mr. Avellan and his permitted transferees, divided by (2) the number of shares of our Class C Common Stock then outstanding. As a result, as of March 31, 2023, Mr. Avellan and his permitted transferees control approximately 86.5% of the combined voting power of our Common Stock, and may control a majority of our voting power so long as the Class C Common Stock represents at least 9.1% of our total Common Stock.

InMotion Holdings LLC

Prior to the sale of our former subsidiary, NanoAvionika UAB (“Nano Lithuania”), on September 6, 2022, InMotion Holdings, LLC, a Delaware limited liability company (“InMotion”) wholly-owned by our Chief Executive Officer and Chairman of the Board, Mr. Avellan, owned 13% interest on a fully-diluted basis of Nano. Pursuant to the terms of the Share Sale and Purchase Agreement, InMotion received approximately $7.9 million on account of the option it held to acquire shares of Nano. We do not have any ownership interest in InMotion and did not receive any of these proceeds. Pursuant to the terms of a service agreement between Nano Lithuania and InMotion dated March 1, 2018 (the “InMotion Services Agreement”), InMotion agreed to provide consulting services including but not limited to marketing, sale support and general management support to Nano. The Services Agreement was terminated upon completion of the Nano Share Sale and no payments were made under the InMotion Services Agreement.

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

Also, we entered into a side letter with Vodafone dated December 15, 2020, under which we agreed (i) not to enter into any material corporate strategic relationship or material commercial agreement with a party other than Vodafone and its affiliates that would be reasonably expected to materially frustrate our ability to satisfy the obligations under the Vodafone Commercial Agreements with certain exceptions; (ii) to allocate sufficient funds in the capital budget to facilitate compliance with the obligations under the Vodafone Commercial Agreements; and (iii) not to alter the business plan in a manner that is materially detrimental to our ability to satisfy the obligations under the Vodafone Commercial Agreements.

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

The usage of any American Tower services in a Vodafone market will be memorialized in a commercial agreement among all three parties. In markets where Vodafone does not operate (“Carrier Neutral Markets”), we and American Tower may enter into an agreement for American Tower to manage the operation of our deployed gateway facility in such market. In Carrier Neutral Markets where the Company requires a third party to provide a gateway facility or services, we agree to not accept any bid that is inferior to American Tower’s best and final proposal for such gateway facility or services. We also agree to use commercially reasonable efforts to utilize American Tower facilities in (i) Vodafone markets where Vodafone decides to not use its facilities, (ii) in Carrier Neutral Markets, and (iii) instances where the Company requires a third-party vendor.

Additionally, we will work with American Tower to evaluate and plan gateway facility and radio access network data center deployments with preferred vendor status to offer carrier-neutral hosting facilities in certain equatorial markets. American Tower will serve as the preferred vendor for carrier neutral hosting facilities. We will pay American Tower a monthly connection fee for use of a carrier neutral hosting facility, which we expect will be charged back to each applicable MNO. If we and American Tower agree to construct a new carrier neutral hosting facility or improve an existing one and American Tower elects to fund all such capital expenditures, American Tower will provide us with a fair-market, long-term lease to such facility. No payments have been made to date between us and American Tower under the Amended and Restated Letter Agreement. American Tower has the right to designate one individual to the Board of Directors. Currently, American Tower's designee is Edward Knapp, Chief Technology Officer, American Tower.

Rakuten

On February 4, 2020, we entered into a commercial agreement with Rakuten for the development of exclusive network capabilities in Japan compatible with the mobile network of Rakuten and its affiliates, which agreement was amended and restated as of December 15, 2020 (the “Rakuten Agreement”). Under the terms of the Rakuten Agreement, we agreed to make investments in building network capabilities in Japan that are compatible with the mobile network of Rakuten and its affiliates. Furthermore, we will collaborate with Rakuten to ensure network capability with Rakuten’s licensed frequencies, including full coverage in Japan with 3GPP Band 3 frequencies with multiple input multiple output (“MIMO”) capability. Upon the launch of such coverage, Rakuten will receive unlimited, exclusive rights and usage capacity in Japan in exchange for a $0.5 million annual maintenance fee payable to us or our successors. We will make $5.0 million (or such lesser amount as mutually agreed upon the parties) in capital investments towards the design, construction, acquisition and implementation of ground communication assets. We and Rakuten will receive unlimited rights and usage of the ground assets for their respective operations, including, but not limited to, satellite and other telecommunication communications. Rakuten has the right to designate two individuals to the Board of Directors. Currently, Rakuten’s designees are Hiroshi Mikitani, Founder, Chairman and Chief Executive Officer, Rakuten, Inc., and Tareq Amin, Chief Executive Officer, Rakuten Mobile.

The Rakuten Agreement includes key performance indicators (“KPIs”) associated with the number of satellites launched, timing and coverage of the SpaceMobile Service in Japan in a phased manner that we must meet. If the applicable KPIs are not met for the last two phases noted in the Rakuten Agreement by June 2023, or if we become subject to any bankruptcy proceeding or become insolvent, we shall pay to Rakuten an amount of $10.0 million. Payment of such amount can be made by issuing a promissory note bearing interest at 8.0% per annum and payable in 12 quarterly installments over a three year term, which can be prepaid at our election. We do not expect to meet the applicable KPIs by June 2023. We and Rakuten are in discussions in light of our current business plan, planned deployment, and commercialization strategy. However, there can be no assurance that Rakuten will agree to amend or waive the $10.0 million payment that would be due for not meeting the KPIs. If Rakuten does not agree to amend or waive this $10.0 million payment, we expect to incur a liability of $10.0 million in June 2023. The term of the Rakuten Agreement shall remain in effect until AST LLC fulfills obligations under the Rakuten Agreement. No payments have been made to date between us and Rakuten under the Rakuten Agreement.

Agreement with former Chief Financial Officer and Director

On May 16, 2022, we entered into a consulting agreement by and between the Company, AST LLC, and Thomas Severson, the former Chief Financial Officer, Chief Operating Officer and Director of the Company (the “Consulting Agreement”) to assist with the transition of his duties. Under the Consulting Agreement, Mr. Severson agreed to provide consulting services through April 6, 2023, and we agreed to reimburse any of Mr. Severson’s reasonable out-of-pocket expenses. Mr. Severson also agreed to certain transfer restrictions relating to our securities. Mr. Severson subsequently indicated to us that he was no longer able to provide consulting services and as of July 22, 2022, pursuant to the terms of the Consulting Agreement, Mr. Severson ceased performing consulting services for us.

Further, on May 16, 2022, we extended a non-recourse loan in the amount of $1.0 million at an interest rate of 8.00% per annum to Mr. Severson. The loan was paid in full by Mr. Severson during December 2022.

Support Services Agreement

On January 20, 2020, we entered into the Support Services Agreement with Finser Corporation (“Finser”), which is part of the Cisneros Group of Companies, of which Ms. Adriana Cisneros, a member of our Board of Directors, is the Chief Executive Officer, whereby Finser provided us certain consulting and administrative support services. We incurred less than $0.1 million and $0.3 million in consulting services for the years ended December 31, 2022 and 2021, respectively, which were included within the general and administrative costs on the audited Consolidated Statements of Operations contained in our 2022 Annual Report on Form 10-K. The agreement terminated on June 30, 2022.

Director Independence

We are required to comply with the applicable rules of Nasdaq in determining whether a director is independent. Prior to the filing of this report, our Board of Directors undertook a review of the independence of the individuals named above and have determined that each of Adriana Cisneros, Alexander Coleman, Ronald Rubin, Richard Sarnoff and Julio A. Torres qualifies as “independent” as defined under the applicable Nasdaq rules and that Messrs. Coleman, Rubin and Torres qualify as independent under Exchange Act Rule 10A-3 specific to audit committee members.

Item 14. Principal Accounting Fees and Services

KPMG LLP (“KPMG”) served as the independent registered public accounting firm for the Company beginning July 2021. Marcum LLP (“Marcum”) served as the independent registered public accounting firm for the Company during the year 2021 until the appointment of KPMG as the independent registered public accounting firm in July 2021. The following table represents fees for professional services rendered by KPMG for the year ended December 31, 2022 and both KPMG and Marcum for the year ended December 31, 2021.

	2022	2021
Audit Fees	$921,610	$543,703
Tax Fees	390,304	1,018,978
Total Fees	$1,311,914	$1,562,681

Audit fees include fees associated with the annual audit of our consolidated financial statements for the years ended December 31, 2022 and 2021, review of quarterly financial statements, statutory audit of certain foreign subsidiaries, and services provided in connection with 2022 equity offerings, including providing comfort letters. All audit fees for the year ended December 31, 2022 were associated with audit services provided by KPMG. Audit fees for the year ended December 31, 2021, include $0.4 million of audit services provided by KPMG, and $0.1 million of audit services provided by Marcum.

Tax fees include fees associated with tax compliance services, including the preparation, review, and filing of certain tax returns, as well as tax consulting services. Tax fees for the year ended December 31, 2022 of $0.4 million were associated with tax compliance and consulting services provided by KPMG. Tax fees for the year ended December 31, 2021 include $0.8 million for services provided by KPMG prior to being appointed as the independent registered public accounting firm for the Company. These include $0.6 million of non-recurring tax consulting services associated with the establishment of the umbrella partnership corporation (“UP-C”) structure and $0.2 million for tax compliance services. The remaining $0.2 million include $0.1 million for tax consulting services and $0.1 million for tax compliance services provided after KPMG was appointed as the independent registered public accounting firm for the Company.

Under its charter, the Company’s Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the Company’s independent registered public accounting firm and shall not engage the independent registered public accounting firm to perform any non-audit services prohibited by law or regulation. Each year, the independent registered public accounting firm’s retention to audit the Company’s financial statements, including the associated fee, is approved by the Audit Committee. Consistent with the policies and procedures of our written charter, all audit and tax services set forth above for 2022 were pre-approved by our Audit Committee, which concluded that the provision of such services by KPMG were compatible with the maintenance of the firm's independence. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting.

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

May 1, 2023	AST SPACEMOBILE, INC.

	By:	/s/ Sean R.Wallace
	Name: Title:	Sean R.Wallace Chief Financial Officer Principal Financial Officer