Form 10-Q
period 2023-03-31
AST SpaceMobile, Inc.
filed 2023-05-15
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023 there were 75,928,554 shares of Class A common stock, $0.0001 per value, 50,041,757 shares of Class B common stock, $0.0001 par value, and 78,163,078 shares of Class C common stock, $0.0001 par value, issued and outstanding.

AST SPACEMOBILE, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$185,043	$238,588
Restricted cash	653	668
Prepaid expenses	3,228	4,100
Other current assets	38,185	24,954
Total current assets	227,109	268,310

Property and equipment:
BlueWalker 3 satellite - construction in progress	92,464	92,077
Property and equipment, net	66,452	53,912
Total property and equipment, net	158,916	145,989

Other non-current assets:
Operating lease right-of-use assets, net	12,955	7,671
Other non-current assets	1,744	16,402
Total other non-current assets	14,699	24,073

TOTAL ASSETS	$400,724	$438,372

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,348	$13,929
Accrued expenses and other current liabilities	23,246	13,145
Current operating lease liabilities	952	722
Total current liabilities	35,546	27,796

Warrant liabilities	31,448	38,946
Non-current operating lease liabilities	12,105	7,046
Long-term debt	4,696	4,758
Total liabilities	83,795	78,546

Commitments and contingencies (Note 13)

Stockholders' Equity:
Class A Common Stock, $.0001 par value; 800,000,000 shares authorized; 71,877,559 and 71,819,926 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	7	7
Class B Common Stock, $.0001 par value; 200,000,000 shares authorized; 50,041,757 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	5	5
Class C Common Stock, $.0001 par value; 125,000,000 shares authorized; 78,163,078 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	8	8
Additional paid-in capital	236,886	235,384
Accumulated other comprehensive income	183	229
Accumulated deficit	(118,419)	(102,101)
Noncontrolling interest	198,259	226,294
Total stockholders' equity	316,929	359,826

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$400,724	$438,372

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months ended March 31,
	2023	2022

Revenues	$-	$2,394

Cost of sales (exclusive of items shown separately below)	-	1,986

Gross profit	-	408

Operating expenses:
Engineering services	16,483	11,740
General and administrative costs	9,857	11,619
Research and development costs	16,381	8,281
Depreciation and amortization	1,733	1,100
Total operating expenses	44,454	32,740

Other income (expense):
Gain (loss) on remeasurement of warrant liabilities	7,498	(5,482)
Other income (expense), net	(8,144)	15
Total other income (expense), net	(646)	(5,467)

Loss before income tax expense	(45,100)	(37,799)
Income tax expense	(116)	(104)
Net loss before allocation to noncontrolling interest	(45,216)	(37,903)

Net loss attributable to noncontrolling interest	(28,898)	(27,182)
Net loss attributable to common stockholders	$(16,318)	$(10,721)
Net loss per share attributable to holders of Class A Common Stock
Basic and diluted	$(0.23)	$(0.21)
Weighted average shares of Class A Common Stock outstanding
Basic and diluted	71,845,206	51,760,520

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(Dollars in thousands)

	Three Months ended March 31,
	2023	2022

Net loss before allocation to noncontrolling interest	$(45,216)	$(37,903)
Other comprehensive loss
Foreign currency translation adjustments	(128)	(432)
Total other comprehensive loss	(128)	(432)
Total comprehensive loss before allocation to noncontrolling interest	(45,344)	(38,335)
Comprehensive loss attributable to noncontrolling interest	(28,980)	(27,542)
Comprehensive loss attributable to common stockholders	$(16,364)	$(10,793)

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share data)

Three Months ended March 31, 2023
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance, December 31, 2022	71,819,926	$7	50,041,757	$5	78,163,078	$8	$235,384	$229	$(102,101)	$226,294	$359,826
Stock-based compensation	-	-	-	-	-	-	2,307	-	-	167	2,474
Issuance of incentive units under employee stock plan	-	-	-	-	-	-	(801)	-	-	897	96
Vesting of restricted stock units	57,633	-	-	-	-	-	(4)	-	-	(119)	(123)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(46)	-	(82)	(128)
Net loss	-	-	-	-	-	-	-	-	(16,318)	(28,898)	(45,216)
Balance, March 31, 2023	71,877,559	$7	50,041,757	$5	78,163,078	$8	$236,886	$183	$(118,419)	$198,259	$316,929

Three Months ended March 31, 2022
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance, December 31, 2021	51,730,904	5	51,636,922	5	78,163,078	8	171,155	(433)	(70,461)	251,693	$351,972
Stock-based compensation	-	-	-	-	-	-	1,606	-	-	604	2,210
Issuance of incentive units under employee stock plan	-	-	-	-	-	-	(228)	-	-	258	30
Vesting of restricted stock units	51,250	-	-	-	-	-	83	-	-	(83)	-
Warrant exercise	100	-	-	-	-	-	92	-	-	(91)	1
Foreign currency translation adjustments	-	-	-	-	-	-	-	(72)	-	(360)	(432)
Net loss	-	-	-	-	-	-	-	-	(10,721)	(27,182)	(37,903)
Balance, March 31, 2022	51,782,254	$5	51,636,922	$5	78,163,078	$8	$172,708	$(505)	$(81,182)	$224,839	$315,878

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss before allocation to noncontrolling interest	$(45,216)	$(37,903)
Adjustments to reconcile net loss before noncontrolling interest to cash used in operating activities:
Depreciation and amortization	1,733	1,100
(Gain) loss on remeasurement of warrant liabilities	(7,498)	5,482
Non-cash lease expense	306	170
Stock-based compensation	2,474	2,254
Changes in operating assets and liabilities:
Accounts receivable	-	(470)
Prepaid expenses and other current assets	(12,168)	(6,838)
Inventory	-	(457)
Accounts payable and accrued expenses	5,553	2,684
Operating lease liabilities	(300)	(112)
Deferred revenue	-	1,333
Other assets and liabilities	17,383	(14,751)
Net cash used in operating activities	(37,733)	(47,508)

Cash flows from investing activities:
Purchase of property and equipment	(15,228)	(4,660)
BlueWalker 3 satellite - construction in process	(160)	(16,907)
Net cash used in investing activities	(15,388)	(21,567)

Cash flows from financing activities:
Issuance of incentive equity units under employee stock plan	96	31
Proceeds from warrant exercise	-	2
(Repayments of) proceeds from debt	(60)	97
Net cash provided by financing activities	36	130

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(475)	(482)

Net decrease in cash, cash equivalents and restricted cash	(53,560)	(69,427)
Cash, cash equivalents and restricted cash, beginning of period	239,256	324,537
Cash, cash equivalents and restricted cash, end of period	$185,696	$255,110

Supplemental disclosure of cash flow information:
Non-cash transactions:
Purchases of construction in process in accounts payable and accrued expenses	$3,651	$1,483
Purchases of property and equipment in accounts payable and accrued expenses	426	1,661
Right-of-use assets obtained in exchange for operating lease liabilities	5,507	191

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

1.
Organization and Nature of Operations

AST SpaceMobile, Inc., collectively with its subsidiaries (“SpaceMobile” or the “Company”) is currently designing and developing the constellation of BlueBird (“BB”) satellites in advance of launching its planned space-based Cellular Broadband network distributed through a constellation of Low Earth Orbit (“LEO”) satellites. Once deployed and operational, the BB satellites are designed to provide connectivity directly to standard, unmodified, off-the-shelf mobile phones or 2G/3G/4G LTE/5G devices at broadband speeds (the “SpaceMobile Service”). At that point, the Company intends to offer the SpaceMobile Service to cellular subscribers and others through wholesale commercial agreements with cellular service providers. The Company operates from multiple locations that include its corporate headquarters and 185,000 square feet satellite assembly, integrating and testing (“AIT”) facilities in Texas, and AIT and engineering and development centers elsewhere in the United States, India, Scotland, Spain and Israel.

The Company launched its BlueWalker 3 (“BW3”) test satellite on September 10, 2022, and announced the completion of the deployment of the communication phased array antenna of the BW3 test satellite in orbit on November 14, 2022. On April 25, 2023, the Company announced that it had successfully completed two-way voice calls directly to standard unmodified smartphones using the BW3 test satellite. In addition to test calls, initial compatibility tests were performed on a variety of smartphones and devices, exchanging SIM and network information directly to the BW3 test satellite, a necessary capability to provide broadband connectivity from space. Additional testing and measurements on the uplink and downlink confirm the ability to support cellular broadband speeds and 4G LTE / 5G waveforms. These initial test calls have validated the Company’s patented systems and architecture to establish cellular connections with unmodified cellular devices. Accordingly, the Company has determined that the BW3 test satellite was ready for its intended use as of April 25, 2023. The Company intends to continue testing of the BW3 test satellite, including further testing with cellular service providers and devices.

On April 6, 2021, the Company completed a business combination (the “Business Combination”) with AST & Science, LLC (“AST LLC”). Following the consummation of the Business Combination, the combined company was organized in an “Up-C” structure in which the business is operated by AST LLC and its subsidiaries and in which the Company's only direct assets consist of equity interests in AST LLC. As the managing member of AST LLC, the Company has full, exclusive and complete discretion to manage and control the business of AST LLC and to take all action it deems necessary, appropriate, advisable, incidental, or convenient to accomplish the purposes of AST LLC. The Company’s Class A Common Stock and Public Warrants are listed on the Nasdaq Capital Market under the symbols “ASTS” and “ASTSW”, respectively.

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

As the Company is the sole managing member of AST LLC and has full, exclusive and complete discretion to manage and control the business of AST LLC and to take all action it deems necessary, appropriate, advisable, incidental, or convenient to accomplish the purposes of AST LLC, the financial statements of AST LLC and its subsidiaries have been prepared on a consolidated basis with the Company.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, included in its Annual Report on Form 10-K filed with the SEC on March 31, 2023 (the “2022 Annual Report on Form 10-K”). The results of operations for the periods presented are not indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or other future year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on historical experience when available and on other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, useful lives assigned to property and equipment, the fair values of warrant liabilities, valuation and potential impairment of long-lived assets, and equity-based compensation expense. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates due to risks and uncertainties, including the continued uncertainty surrounding rapidly changing market and economic conditions due to geopolitical conflicts, and macroeconomic conditions including recent higher inflation and interest rates.

The Company’s significant accounting policies are described in Note 2: Summary of Significant Accounting Policies of the 2022 Annual Report on Form 10-K, and there have been no significant changes in these significant accounting policies as compared to those described therein.

Future Adoption of Recently Issued Accounting Pronouncements

All new accounting pronouncements issued, but not yet effective or adopted, have been deemed to be not relevant to the Company and, accordingly, are not expected to have a material impact once adopted.

3.
Fair Value Measurement

ASC 820 - Fair Value Measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

The Company’s financial assets and liabilities measured and recognized at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$178,497	$-	$-
Total assets measured at fair value	$178,497	$-	$-

Liabilities:
Public warrant liability	$19,054	$-	$-
Private placement warrant liability	-	12,394	-
Total liabilities measured at fair value	$19,054	$12,394	$-

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$230,651	$-	$-
Total assets measured at fair value	$230,651	$-	$-

Liabilities:
Public warrant liability	$22,864	$-	$-
Private placement warrant liability	-	16,082	-
Total liabilities measured at fair value	$22,864	$16,082	$-

As of March 31, 2023 and December 31, 2022, the Company had $185.7 million and $239.3 million of cash and cash equivalents and restricted cash, respectively, of which $178.5 million and $230.7 million, respectively, is classified as cash equivalents, which consists principally of short-term money market funds with original maturities of 90 days or less. As of March 31, 2023 and December 31, 2022, restricted cash of $0.7 million represents deposits against the bank guaranty issued to the landlord for lease of a property. For certain instruments, including cash, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

Warrant liabilities are comprised of both publicly issued warrants (“Public Warrants”) and private placement warrants (“Private Placement Warrants”), exercisable for shares of Class A Common Stock. Warrant liabilities are described in detail at Note 7: Warrant Liabilities. As of March 31, 2023 and December 31, 2022, the Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ASTSW”.

The Private Placement Warrants are valued using a Black-Scholes-Merton Model. As of March 31, 2023 and December 31, 2022, the Private Placement Warrants are classified as Level 2 as the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. For this reason, the Company determined that the volatility of each Private Placement Warrant is equivalent to that of each Public Warrant.

The Company’s Black-Scholes-Merton model to value Private Placement Warrants required the use of the following subjective assumption inputs:

•
The risk-free interest rate assumption was based on a weighted average of the three and five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. As of March 31, 2023, the risk-free rate assumption was based on the three-year U.S. Treasury rate only as the estimated time to expire was 3.02 years (compared to an estimated time to expire of 3.26 years as of December 31, 2022). An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
•
The expected volatility assumption was based on the implied volatility of the Company’s publicly-traded warrants, which as of March 31, 2023 and December 31, 2022 was 89.0% and 109.6%, respectively.
4.
Other Assets

Other current assets consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Advances to suppliers	$20,664	$22,947
Launch deposits (1)	14,750	-
VAT receivable	2,256	1,673
Others	515	334
Total other current assets	$38,185	$24,954
(1)
Launch deposits were reclassified from other non-current assets as of December 31, 2022 to other current assets as of March 31, 2023 as the launch for 5 Block 1 BB satellites is planned during the first quarter of 2024.

5.
Property and Equipment

Property and equipment, net consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Land	$1,350	$1,350
Buildings	10,457	10,268
Computers, software, and equipment	3,365	3,153
Leasehold improvements	8,824	8,197
Satellite antenna	5,159	5,142
Lab, assembly, and integration equipment	20,333	13,657
Other (1)	1,830	1,707
Property and equipment	51,318	43,474
Accumulated depreciation	(8,413)	(6,979)
Construction in progress
BB satellite materials	17,743	10,721
Other (2)	5,804	6,696
Property and equipment, net	66,452	53,912

BlueWalker 3 satellite - construction in progress	92,464	92,077
Total property and equipment, net	$158,916	$145,989

(1)
Includes vehicles, furniture and fixtures, and a phased array test facility.
(2)
Includes costs incurred for acquiring and constructing assembly and testing facilities, assembly and test equipment, and ground infrastructure equipment not yet placed in service.

Depreciation expense for the three months ended March 31, 2023 and 2022 was approximately $1.7 million and $1.0 million, respectively.

6.
Debt

Long-term debt consists of the following, (in thousands):

	March 31, 2023	December 31, 2022
Term Loan	$4,940	$5,000
Less: current portion	(244)	(242)
Total long-term debt	$4,696	$4,758

On December 8, 2021, the Company’s subsidiary, AST & Science Texas, LLC, executed an agreement to purchase real property, including offices, industrial warehouse buildings and equipment for a total purchase price of $8.0 million. In connection with this purchase, AST & Science Texas, LLC entered into an agreement with Lone Star State Bank of West Texas (the “Credit Agreement”) to issue a term promissory note (the “Term Loan”) for $5.0 million with a maturity date of December 8, 2028 that is secured by the property.

Borrowings under the Term Loan bear interest at a fixed rate equal to 4.20% per annum until December 2026, and from December 2026 until December 2028 at a fixed rate per annum equal to 4.20% plus adjustment if the index rate as defined in the Credit Agreement is greater than 4.20%, subject to a maximum interest rate of 4.90% per annum. Outstanding principal and accrued interest is due and payable in monthly installments of $40,000, commencing in January 2023 and will continue until November 2028, with the final remaining balance of unpaid principal and interest due and payable in December 2028. As of March 31, 2023 and December 31, 2022, accrued interest payable in connection with this Term Loan was immaterial.

As of March 31, 2023 and December 31, 2022, the estimated fair value of the Term Loan was $4.4 million and $4.3 million, respectively, due to current higher market interest rates as compared to the contractual interest rate for the Term Loan. The fair value of the Term Loan is classified as Level 2 in the fair value hierarchy as the fair value is determined based on the market participants’ view of the yield on a similar loan.

7.
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

During the three months ended March 31, 2023, no Public Warrants were exercised as compared to 100 Public Warrants exercised during the three months ended March 31, 2022 at a price of $11.50 per share, resulting in cash proceeds of approximately $1,150 and the issuance of 100 shares of Class A Common Stock during the three months ended March 31, 2022. At March 31, 2023 and December 31, 2022, there were 11,547,600 Public Warrants and 6,050,000 Private Placement Warrants outstanding, respectively.

As of March 31, 2023 and December 31, 2022, the Company recorded warrant liabilities of $31.4 million and $38.9 million in the unaudited condensed consolidated balance sheets, respectively. For the three months ended March 31, 2023 and 2022, the Company recognized a gain of $7.5 million and a loss of $5.5 million, respectively, on the change in the fair value of the warrant liabilities in the unaudited condensed consolidated statements of operations.

8.
Stockholders’ Equity

Class A Common Stock

At March 31, 2023, there were 71,877,559 shares of Class A Common Stock issued and outstanding. Holders of Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 800,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class B Common Stock

At March 31, 2023, there were 50,041,757 shares of Class B Common Stock issued and outstanding. Shares of Class B Common Stock were issued to then existing equity holders of AST LLC (other than Mr. Avellan) at the time of Business Combination and are noneconomic, but entitle the holder to one vote per share. The Company is authorized to issue 200,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.

The existing equity holders of AST LLC (other than Mr. Avellan) at the time of Business Combination own economic interests in AST LLC which are redeemable into either shares of Class A Common Stock on a one-for-one basis or cash at the option of the Redemption Election Committee. Upon redemption of the AST LLC Common Units by the existing equityholders (other than Mr. Avellan), a corresponding number of shares of Class B Common Stock held by such existing equityholders will be cancelled.

Class C Common Stock

At March 31, 2023, there were 78,163,078 shares of Class C Common Stock issued and outstanding. Shares of Class C Common Stock were issued to Mr. Avellan in connection with the Business Combination and are non-economic, but entitle the holder to the lesser of ten votes per share and the Class C Share Voting Amount, the latter of which is a number of votes per share equal to (1) (x) an amount of votes equal to 88.3% of the total voting power of the outstanding voting stock, minus (y) the total voting power of the outstanding capital stock (other than Class C Common Stock) owned or controlled by Mr. Avellan and his permitted transferees, divided by (2) the number of shares of Class C Common Stock then outstanding (the “Super-Voting Rights”). The Company is authorized to issue 125,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

Mr. Avellan owns economic interests in AST LLC which are redeemable into either shares of Class A Common Stock on a one-for-one basis or cash at the option of the Redemption Election Committee. Upon redemption of the AST LLC Common Units by Mr. Avellan, a corresponding number of shares of Class C Common Stock held by Mr. Avellan will be cancelled. Correspondingly, the Super-Voting Rights associated with the shares of Class C Common Stock so cancelled will be terminated.

Preferred Stock

At March 31, 2023, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

Noncontrolling Interest

As the sole managing member of AST LLC controlling the operating decisions of AST LLC, the Company consolidates the financial position and results of operations of AST LLC. The Company reports equity interests in AST LLC held by members other than the Company as noncontrolling interest in the unaudited condensed consolidated balance sheets. The noncontrolling interest is classified as permanent equity within the unaudited condensed consolidated balance sheet as the Company, acting through the redemption election committee of the Company's Board of Directors (the “Redemption Election Committee”), may only elect to settle a redemption request in cash if the cash delivered in the exchange is limited to the cash proceeds to be received from a new permanent equity offering through issuance of Class A Common Stock.

As of March 31, 2023 and December 31, 2022, the noncontrolling interest in AST LLC was approximately 64.5% and 64.2%, respectively. During the three months ended March 31, 2023, there was an immaterial change in the noncontrolling interest percentage as a result of the exercise of options and the vesting of restricted stock units at AST LLC.

Changes in the Company’s ownership interest in AST LLC while retaining control of AST LLC are accounted for as equity transactions. Each issuance of the Class A Common Stock is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in a change in ownership and reduction in noncontrolling interest. At March 31, 2023, there were 11,547,600 Public Warrants and 6,050,000 Private Placement Warrants outstanding (see Note 7: Warrant Liabilities for further details), each of which entitles the holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share. Each warrant exercise is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in a change in ownership and reduces the amount recorded as noncontrolling interest and increases additional paid-in capital.

In addition, the Fifth Amended and Restated Limited Liability Company Operating Agreement of AST LLC permits the noncontrolling interest holders of AST LLC Common Units to exchange AST LLC Common Units, together with related shares of the Class B Common Stock or Class C Common Stock, for shares of the Class A Common Stock on a one-for-one basis or, at the election of the Company, for cash (a “Cash Exchange”). A Cash Exchange is limited to the amount of net proceeds from the issuance and sale of Class A Common Stock. Future redemptions or direct exchanges of AST LLC Common Units by the noncontrolling interest holders will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. Certain members of AST LLC also hold incentive stock options that are subject to service or performance conditions (see Note 9: Stock-Based Compensation for further details), that are exercisable for AST LLC Common Units. The exercise of the options results in a change in ownership and increases the amount recorded as noncontrolling interest and decreases additional paid-in capital.

Common Stock Purchase Agreement

On May 6, 2022, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (collectively referred to as the “Common Stock Purchase Agreement”) with B. Riley Principal Capital, LLC (“B. Riley”). Pursuant to the Common Stock Purchase Agreement, the Company has the right, in its sole discretion, to sell to B. Riley up to $75.0 million of shares of the Class A Common Stock at 97% of the volume weighted average price (“VWAP”) of the Class A Common Stock calculated in accordance with the Common Stock Purchase Agreement, over a period of 24 months subject to certain limitations and conditions contained in the Common Stock Purchase Agreement. Sales and timing of any sales of Class A Common Stock are solely at the election of the Company, and the Company is under no obligation to sell any securities to B. Riley under the Common Stock Purchase Agreement.

Under the Common Stock Purchase Agreement, the Company had issued 1,756,993 shares of its Class A Common Stock as of December 31, 2022, aggregating to net proceeds of $13.4 million. The Company did not issue any shares of its Class A Common Stock under the Common Stock Purchase Agreement during the three months ended March 31, 2023. Proceeds from the sale of the Class A Common Stock under the Common Stock Purchase Agreement were and are expected to continue to be used for general corporate purposes.

Equity Distribution Agreement

On September 8, 2022, the Company entered into an Equity Distribution Agreement (the “Sales Agreement” or “At The Market Equity Program”) with Evercore Group L.L.C. and B. Riley Securities, Inc. (collectively, the “agents”) to sell shares of the Class A Common Stock having an aggregate sale price of up to $150.0 million through an “at the market offering” program under which the agents act as sales agents. The sales of the shares made under the Sales Agreement may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The agents sell the Class A Common Stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Under the Sales Agreement, the agents are entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold.

Under the Sales Agreement, the Company had issued 2,697,091 shares of its Class A Common Stock as of December 31, 2022, aggregating to proceeds of $20.0 million, net of commissions paid to the agents and transaction costs. The Company did not issue any shares of its Class A Common Stock under the Sales Agreement during the three months ended March 31, 2023. Proceeds from the sale of the Class A Common Stock under the Sales Agreement were and are expected to continue to be used for general corporate purposes.

9.
Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation, measured at the grant date based on the fair value of the award, is typically recognized ratably over the requisite services period, using the straight-line method of expense attribution. The Company recorded stock-based compensation expense in the following categories of its unaudited condensed consolidated statements of operations and balance sheets (in thousands):

	Three Months Ended March 31,
	2023	2022
Engineering services	$1,392	$1,279
General and administrative costs	1,082	975
BlueWalker 3 Satellite - construction in progress (1)	-	(44)
Total	$2,474	$2,210
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

AST LLC 2019 Equity Incentive Plan

Prior to the Business Combination, under the 2019 Equity Incentive Plan (“AST LLC Incentive Plan”), AST LLC was authorized to issue ordinary shares, as well as options exercisable for ordinary shares, as incentives to its employees, non-employees, and non-employee members of its Board of Directors. Following the Business Combination, no further grants were made or will be made under the AST LLC Incentive Plan. In connection with the Business Combination, the existing AST LLC options were reclassified into options to acquire AST LLC Incentive Equity Units, and there was no incremental compensation cost and the terms of the outstanding awards, including fair value, vesting conditions and classification, were unchanged. Each AST LLC Incentive Equity Unit is convertible into one AST LLC Common Unit and each AST LLC Common Unit is redeemable for one share of Class A Common Stock on the later of the (i) 24-month anniversary of the consummation of the Business Combination and (ii) six-month anniversary from the vesting date. The AST LLC Incentive Plan continues to govern the terms and conditions of the outstanding awards granted under it, except that in lieu of ordinary shares, holders of options under the AST LLC Incentive Plan have the right to exercise for AST LLC Incentive Units which may then be converted into AST LLC Common Units, which may further be converted into shares of the Class A Common Stock.

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

As of March 31, 2023, AST LLC was authorized to issue a total of 12,812,959 Incentive Equity Units under a reserve set aside for equity awards. As of March 31, 2023, there were options to acquire 9,277,959 Incentive Equity Units outstanding under the AST LLC Incentive Plan.

The following table summarizes AST LLC’s option activity for the three months ended March 31, 2023:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2022	10,767,799	$0.83	5.87
Granted	-	-
Exercised	(1,489,840)	0.06
Cancelled or forfeited	-	-
Outstanding at March 31, 2023	9,277,959	$0.95	5.55
Options exercisable as of March 31, 2023	6,850,703	$0.64	5.05
Vested and expected to vest at March 31, 2023	7,898,540	$1.03	5.30

The following table summarizes the Company’s unvested option activity for the three months ended March 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	2,645,240	$0.80
Granted	-	-
Vested	(217,984)	0.78
Forfeited	-	-
Unvested at March 31, 2023	2,427,256	$0.80

There were no stock options granted during the three months ended March 31, 2023 and 2022.

As of March 31, 2023, total unrecognized compensation expense related to the unvested stock options was $1.6 million, which is expected to be recognized over a weighted average period of 1.71 years.

SpaceMobile 2020 Incentive Award Plan

In connection with the Business Combination, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”). Awards may be made under the 2020 Plan covering an aggregate number of shares of Class A Common Stock equal to 10,800,000. Any shares distributed pursuant to an award may consist, in whole or in part, of authorized and unissued Common Stock, treasury Common Stock or Common Stock purchased on the open market. The 2020 Plan provides for the grant of stock options, restricted stock, dividend equivalents, restricted stock units, incentive unit awards, stock appreciation rights, and other stock or cash-based awards. Each incentive unit issued pursuant to an award, if any, shall count as one share for purposes of calculating the aggregate number of shares available for issuance under the 2020 Plan.

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

Stock Options

As of March 31, 2023, there were 3,541,649 service-based options outstanding under the 2020 Plan.

The following table summarizes the Company’s option activity under the 2020 Plan for the three months ended March 31, 2023:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2022	3,697,649	$9.71	9.07
Granted	-	-
Exercised	-	-
Cancelled or forfeited	(156,000)	10.14
Outstanding at March 31, 2023	3,541,649	$9.69	8.95
Options exercisable as of March 31, 2023	892,934	$9.95	7.97
Vested and expected to vest at March 31, 2023	3,458,449	$9.63	8.93

The following table summarizes the Company’s unvested option activity for the period ended March 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	2,959,596	$4.26
Granted	-	-
Vested	(201,321)	3.94
Forfeited	(109,560)	4.43
Unvested at March 31, 2023	2,648,715	$4.28

There were no stock options granted during the three months ended March 31, 2023 and 2022 under the 2020 Plan.

As of March 31, 2023, total unrecognized compensation expense related to the unvested stock options was $9.8 million, which is expected to be recognized over a weighted average period of 2.97 years.

Restricted Stock Units

As of March 31, 2023, there were 3,141,655 restricted stock units outstanding under the 2020 Plan.

The following table summarizes the Company’s unvested restricted stock unit activity for the three months ended March 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	3,246,220	$9.65
Granted	-	-
Vested	(78,315)	9.93
Forfeited	(26,250)	10.58
Unvested at March 31, 2023	3,141,655	$9.63

As of March 31, 2023, total unrecognized compensation expense related to the unvested restricted stock units was $13.4 million, which is expected to be recognized over a weighted average period of 2.74 years.

SpaceMobile 2020 Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”). The aggregate number of common stock shares that may be issued pursuant to rights granted under the ESPP is 2,000,000 shares. If any right granted under the ESPP shall for any reason terminate without having been exercised, the shares not purchased under such right shall again become available for issuance under the ESPP. As of March 31, 2023, the Company had not issued any awards under this plan.

10.
Nano

On July 2, 2022, AST LLC entered into a share sale and purchase agreement (the “Share Sale and Purchase Agreement”) for sale of its 51% interest in its former subsidiary, NanoAvionika UAB (“Nano”) (the “Share Sale”) to Kongsberg Defence & Aerospace AS, a private limited liability company incorporated under the laws of Norway. On September 6, 2022, AST LLC completed the Share Sale of Nano, which was located in Lithuania, for net proceeds of $26.6 million.

The carrying amount of assets, liabilities, and noncontrolling interest attributable to Nano were deconsolidated on September 6, 2022 and the Company recognized a net gain of $24.6 million and $24.5 million in other income (expense), net in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2022 and in the audited consolidated statement of operations for the twelve months December 31, 2022, respectively. The unaudited condensed consolidated financial statements for the three months ended March 31, 2022 included the results of operations and cash flows of Nano. The revenues and cost of sales for the three months ended March 31, 2022 were exclusively related to Nano.

Nano recognized revenue related to sales of manufactured small satellites and their components, as well as launch related services. This was the Company’s only source of revenue during the three months ended March 31, 2022 and until the sale of Nano on September 6, 2022. Revenue recognized over time versus revenue recognized upon transfer during the three months ended March 31, 2022 was as follows (in thousands):

Three months ended March 31, 2022
Revenue from performance obligations recognized over time	$2,083
Revenue from performance obligations recognized at point-in-time transfer	311
Total	$2,394

11.
Income Taxes

The Company, organized as a C corporation, owns an equity interest in AST LLC in what is commonly referred to as an “Up-C” structure. For U.S. federal and state income tax purposes, AST LLC has elected to be treated as a partnership and does not pay any income taxes since its income and losses are included in the returns of the members. The portion of the Company’s taxable income or loss attributable to the noncontrolling interests of AST LLC is taxed directly to such members. Consequently, no provision for income taxes, has been included in the financial statements related to this portion of taxable income. Certain foreign wholly-owned entities are taxed as corporations in the jurisdictions in which they operate, and accruals for such taxes are included in the unaudited condensed consolidated financial statements. The Company has operations in Scotland, Spain, India, and Israel, with tax filings in each foreign jurisdiction.

The consolidated effective tax rate for the three months ended March 31, 2023 and 2022 was (0.26)% and (0.28)%, respectively. The difference between the federal statutory tax rate of 21% and the effective tax rate is primarily driven by the Company’s Up-C organizational structure and allocation of AST LLC results to noncontrolling interest holders and the valuation allowance recorded against the Company’s net deferred tax assets.

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

The Company had no uncertain tax positions as of March 31, 2023 and December 31, 2022.

In conjunction with the Business Combination, the Company also entered into the Tax Receivable Agreement (“TRA”) with AST LLC. Pursuant to the TRA, the Company is required to pay the TRA holders (as defined in the TRA) (i) 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) existing tax basis of certain assets of AST LLC and its subsidiaries attributable to the AST LLC Common Units, (B) tax basis adjustments resulting from taxable exchanges of AST LLC Common Units acquired by the Company, (C) tax deductions in respect of portions of certain payments made under the TRA, and (D) certain tax attributes that are acquired directly or indirectly by the Company pursuant to a reorganization transaction. All such payments to the TRA holders (as defined in the TRA) are the obligations of the Company, and not those of AST LLC.

As of March 31, 2023, there have been no TRA liabilities recorded.

12.
Net Loss per Share

Basic and diluted net loss per share attributable to the holders of Class A Common Stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of Class A Common Stock outstanding during the period.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock (in thousands, except share and per share data):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Numerator
Net loss before allocation to noncontrolling interest	$(45,216)	$(37,903)
Net loss attributable to noncontrolling interest	(28,898)	(27,182)
Net loss attributable to common stockholders - basic and diluted	$(16,318)	$(10,721)
Denominator
Weighted-average shares of Class A Common Stock outstanding - basic and diluted	71,845,206	51,760,520
Net loss per share attributable to holders of Class A Common Stock - basic and diluted	$(0.23)	$(0.21)

At March 31, 2023, the Company excluded from the calculation of diluted earnings per share 50,041,757 shares of Class B Common Stock, 78,163,078 shares of Class C Common Stock, 11,547,600 Public Warrants, 6,050,000 Private Placement Warrants, and 1,449,500 unvested performance-based restricted stock units as their effect would have been to reduce the net loss per share. Therefore, the weighted-average number of shares of Class A Common Stock outstanding used to calculate both basic and diluted net loss per share of Class A Common Stock is the same.

Shares of the Class B Common Stock and Class C Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock and Class C Common Stock under the two-class method has not been presented.

13.
Commitments and Contingencies

Legal Proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities as of March 31, 2023 and December 31, 2022.

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

The Company had been proceeding with the understanding that the Charter Proposal and the amended and restated certificate of incorporation are valid. In light of this ruling, however, and to resolve potential uncertainty with respect to the Company’s capital structure, on February 16, 2023, the Company filed a petition in the Delaware Court of Chancery pursuant to Section 205 of the DGCL seeking (i) the validation of the April 1, 2021 stockholder vote approving the proposal to amend and restate the Company’s certificate of incorporation, as amended to give effect to the Charter Proposal (including its filing and effectiveness, in each case as of April 6, 2021) (the “New Charter”) and (ii) the validation and declaration of effectiveness of (a) the New Charter and (b) the securities issued or to be issued in reliance on the approval of the Charter Proposal and/or the validity of the New Charter, as of the respective dates of issuance to resolve any uncertainty with respect to those matters (captioned, In re AST SpaceMobile, Inc., C.A. No. 2023-0202-LWW (Del. Ch.)).

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
Related Parties

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

The Rakuten Agreement includes key performance indicators (“KPIs”) associated with the number of satellites launched, timing and coverage of the SpaceMobile Service in Japan in a phased manner that AST LLC must meet. If the applicable KPIs are not met for the last two phases noted in the Rakuten Agreement by June 2023, or if AST LLC become subject to any bankruptcy proceeding or becomes insolvent, AST LLC shall pay to Rakuten an amount of $10.0 million. If the Company is unable to make such payment, the amount shall convert into a promissory note with 8.0% interest per annum payable in 12 quarterly installments over a three year term, which can be prepaid at AST LLC’s election. The term of the Rakuten Agreement shall remain in effect until AST LLC fulfills obligations under the Rakuten Agreement.

As of the date of this filing, AST LLC does not expect to meet the applicable KPIs stated in the Rakuten Agreement by June 2023 and is required to pay $10.0 million on June 30, 2023. Accordingly, the Company has recognized an estimated liability of $10.0 million, which is included in Other income (expense), net in the unaudited condensed consolidated statement of operations and Accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheet. No payments have been made to date between AST LLC and Rakuten under the Rakuten Agreement.

Support Services Agreement

On January 20, 2020, the Company entered into the Support Services Agreement with Finser Corporation (“Finser”), which is part of the Cisneros Group of Companies, of which Ms. Adriana Cisneros, a member of the Company’s Board of Directors, is the Chief Executive Officer, whereby Finser provided the Company with certain consulting and administrative support services. The Company incurred less than $0.1 million in consulting services for the three months ended March 31, 2022, which were included within the general and administrative expenses in the unaudited condensed consolidated statements of operations. The agreement terminated on June 30, 2022.

InMotion Holdings LLC

Prior to the sale of Nano, InMotion Holdings, LLC, a Delaware limited liability company (“InMotion”) wholly-owned by the Company’s Chief Executive Officer and Chairman of the Board, Mr. Avellan, owned 13% interest on a fully-diluted basis of Nano. Pursuant to the terms of the Share Sale and Purchase Agreement, InMotion received approximately €8.0 million on account of the option it held to acquire shares of Nano. The Company does not have any ownership interest in InMotion and did not receive any of these proceeds. Following the sale of Nano, there are no transactions between the Company and InMotion.

Pursuant to the terms of a service agreement between Nano and InMotion dated March 1, 2018 (the “InMotion Services Agreement”), InMotion agreed to provide consulting services including but not limited to marketing, sale support and general management support to Nano. The Services Agreement was terminated upon completion of the Nano Share Sale and no payments were made under the InMotion Services Agreement.

15.
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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2022, including our audited consolidated financial statements and related notes contained therein. Unless otherwise indicated, all references to “dollars” and “$” in this Annual Report are to, and all monetary amounts in this Annual Report are presented in, U.S. dollars.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” for the purposes of federal securities laws that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part I, Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are building the first space-based Cellular Broadband network designed to be accessible by standard unmodified, off-the-shelf mobile phones or 2G/3G/4G LTE/5G devices using low band and middle band spectrum controlled by Mobile Network Operators (“MNOs”). Our SpaceMobile Service is being designed to provide cost-effective, high-speed Cellular Broadband services to end-users who are out of terrestrial cellular coverage. The SpaceMobile Service currently is planned to be provided by a constellation of high-powered, large phased-array satellites in Low Earth Orbit (“LEO”). The mobile traffic will be transmitted by the SpaceMobile constellation and connected via high throughput Q/V-band links to in-country gateways which are collocated with the MNO’s core cellular network infrastructure. We anticipate that users will be able to connect to the SpaceMobile Service as if they were using a local cell tower.

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

We launched our BlueWalker 3 (“BW3”) test satellite on September 10, 2022. On November 14, 2022, we announced the completion of the deployment of the communication phased array antenna of the BW3 test satellite in orbit. On April 25, 2023, we announced that we had successfully completed two-way voice calls directly to standard unmodified smartphones using the BW3 test satellite. In addition to test calls, initial compatibility tests were performed on a variety of smartphones and devices, exchanging SIM and network information directly to the BW3 test satellite, a necessary capability to provide broadband connectivity from space. Additional testing and measurements on the uplink and downlink confirm the ability to support cellular broadband speeds and 4G LTE / 5G waveforms. These initial test calls have validated our patented systems and architecture to establish cellular connections with unmodified cellular devices. Accordingly, we have determined that the BW3 test satellite was ready for its intended use as of April 25, 2023. We intend to continue testing the BW3 test satellite, including further testing with cellular service providers and devices. As of March 31, 2023, we incurred approximately $92.5 million of capitalized costs (including launch cost and non-recurring engineering costs) related to the assembly, testing and deployment of the BW3 test satellite, respectively.

We are also currently designing and assembling our constellation of BlueBird (“BB”) satellites. We are leveraging skills, know-how and technological expertise derived from the design and assembly of our BW3 test satellite in the development of our BB satellite platform. We are currently assembling the first generation of commercial BB satellites (“Block 1 BB satellites”). We expect the Block 1 BB satellites will be of similar size and weight to the BW3 test satellite and have design improvements for enhanced power efficiency and throughput designed to increase capacity. We currently expect to launch five Block 1 BB satellites during the first quarter of 2024 and have entered into a Launch Services Agreement with SpaceX for the launch of the first five BB Block 1 satellites. The exact timing of the launch, which is expected to carry five Block 1 BB satellites, is contingent on a number of factors, including satisfactory and timely completion of assembly and testing of five Block 1 BB satellites and other factors, many of which are beyond our control. Following the launch, deployment and testing of five Block 1 BB satellites, we currently plan to initiate a limited, noncontinuous SpaceMobile Service in targeted geographical areas and seek to generate revenue from such service. Prior to initiating such service, we will need to obtain regulatory approvals in each jurisdiction where we would provide such service and would need to enter into definitive agreements with MNOs relating to the offering of such service in each jurisdiction.

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

The SpaceMobile Service has not been launched and therefore has not yet generated any revenue. After we begin to launch and deploy our Block 1 BB satellites we currently plan to initiate a limited, noncontinuous SpaceMobile Service in targeted geographical areas and seek to generate revenue from such service. Prior to initiating such service, we will need to obtain regulatory approvals in each jurisdiction where we would provide such service and would need to enter into definitive agreements with the MNOs relating to the offering of such service in each jurisdiction.

We are continuing to make investments to industrialize the assembly, integration, and testing processes for the future production of the BB satellites. We are hiring, and expect to continue hiring, assembly, integration, and testing employees necessary for the production of the BB satellites and engineers that will be required to test and integrate the BB satellites. We are also actively engaged with the third-party vendors to secure supply of components and materials for production of the BB satellites. Furthermore, we are continuing to expand our research and development ("R&D") efforts for the development of electronics and subsystems required for BB satellites and cellular and ground infrastructure and gateways.

We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. Please refer to Risk Factors contained in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Impact of COVID-19 and Global Macroeconomic Conditions

We continue to closely monitor the impact of COVID-19 and macroeconomic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policies, higher interest rates, volatility in the capital markets, and supply chain challenges, on all aspects of our business across geographies, including how it has and may continue to impact our operations, workforce, suppliers and our ability to raise additional capital to fund operating and capital expenditures. Changes in the prices of satellite materials due to inflation, supply chain challenges, and other macroeconomic factors may affect our capital costs estimates to build and launch the satellite constellation and adversely affect our financial condition. The extent of impact of these factors on our business will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. To date, these factors have not had a material impact to our technology development efforts or results of our operations. However, if macroeconomic conditions deteriorate or there are unforeseen developments with respect to COVID-19, our results of operations and financial condition may be adversely affected.

Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial performance has been, and we expect our financial performance in the future to be driven by our ability to execute on our strategy. Our future results of operations could differ materially from the historical results of operations as we begin depreciating the BW3 test satellite, continue to make capital investments in our assembly, integrating and testing (“AIT”) facilities, procure satellite materials and increase the headcount to support assembly and testing of the five Block 1 BB satellites, complete the ASIC development, set up ground infrastructure in preparation for commercial services, and continue the research and development for design and development of Block 2 BB satellite.

Components of Results of Operations

Revenues

To date, we have not generated any revenues from our SpaceMobile Service. All revenues during the three months ended March 31, 2022 were generated from the development and manufacture of satellite technology, and ancillary sales and services globally by our former subsidiary, Nano. Nano also sold individual satellite parts, subsystems, and software to be configured to customers’ satellites, and entered into “rideshare” type agreements whereby Nano provided hosted payload services using customers’ payloads integrated with Nano-owned satellite buses for scheduled launches. Following the completion of the sale of Nano on September 6, 2022, we no longer generate revenue and do not expect to generate revenue in future periods until we launch the SpaceMobile Service.

Cost of Sales

Cost of sales during the three months ended March 31, 2022 consisted of the costs of various materials used and services performed, including employee costs and overhead costs to fulfill Nano’s sales contracts. Following the completion of the sale of Nano on September 6, 2022, we do not expect to generate revenue and incur associated cost of sales in future periods until we launch the SpaceMobile Service.

Engineering Services

Engineering costs are charged to expense as incurred. Engineering costs consist primarily of the cost of employees and consultants involved in the design, development, integration and testing of our satellites, managing our network, ground infrastructure, and satellite operations centers, travel expenses of engineering staff, and general expenses related to AIT facilities and engineering development centers.

General and Administrative Costs

General and administrative costs include the costs of insurance, cost of non-engineering personnel and personnel related expenses, software licensing and subscriptions, office and facilities expenses, investor relations, and professional services, including public relations, accounting and legal fees.

Research and Development Costs

R&D costs consist principally of non-recurring development activities in which we typically engage third-party vendors and are largely driven by the achievement of milestones that trigger payments. R&D costs are expected to fluctuate quarter over quarter depending on achievement of milestones.

Depreciation and Amortization

Depreciation and amortization expense includes amounts related to property and equipment as well as definite lived intangible assets. We expect depreciation and amortization expense to increase significantly as we begin depreciating the BW3 test satellite as of April 25, 2023 over its expected remaining useful life of approximately 16 months.

Gain (Loss) on Remeasurement of Warrant Liabilities

Public Warrants and Private Placement Warrants issued by us are accounted for as liability-classified instruments at their initial fair value on the date of issuance. They are remeasured on each balance sheet date and changes in the estimated fair value are recognized as an unrealized gain or loss in the unaudited condensed consolidated statements of operations.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest earned on cash and cash equivalents held by us in interest bearing demand deposit accounts, net of any interest expense, and other non-operating expense and income, including foreign exchange gains or losses.

Income Tax Expense

AST LLC is treated as a partnership for U.S. federal and state income tax purposes. Accordingly, all income, losses, and other tax attributes pass through to the members’ income tax returns, and no U.S. federal and state and local provision for income taxes has been recorded for AST LLC in the unaudited condensed consolidated financial statements. Certain foreign wholly-owned entities are taxed as corporations in the jurisdictions in which they operate, and accruals for such taxes are included in the unaudited condensed consolidated financial statements.

Noncontrolling Interest

Noncontrolling interest primarily represents the equity interest in AST LLC held by members other than the Company. As of March 31, 2023, noncontrolling interest in AST LLC was approximately 64.5%. For the three months ended March 31, 2022, and up to September 6, 2022, noncontrolling interest also included approximately 49% equity interests in our former subsidiary, Nano, held by equityholders other than the Company. On September 6, 2022, the noncontrolling interest in Nano was eliminated in connection with the sale of the Company’s 51% interest in Nano. We attributed a portion of net income or loss generated at AST LLC and Nano to the noncontrolling interest based on their ownership interests.

Results of Operations

We report our results of operations under one operating segment. The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 (in thousands) and the discussion that follows compares the three months ended March 31, 2023 to the three months ended March 31, 2022.

	Three months ended March 31,
	(unaudited)
	2023	2022	$ Change	% Change
Revenues	$-	$2,394	$(2,394)	(100)%

Cost of sales (exclusive of items shown separately below)	-	1,986	(1,986)	(100)

Gross profit	-	408	(408)	(100)

Operating expenses:
Engineering services	16,483	11,740	4,743	40
General and administrative costs	9,857	11,619	(1,762)	(15)
Research and development costs	16,381	8,281	8,100	98
Depreciation and amortization	1,733	1,100	633	58
Total operating expenses	44,454	32,740	11,714	36

Other income (expense):
Gain (loss) on remeasurement of warrant liabilities	7,498	(5,482)	12,980	237
Other income (expense), net	(8,144)	15	(8,159)	(54,393)
Total other income (expense), net	(646)	(5,467)	4,821	88

Loss before income tax expense	(45,100)	(37,799)	(7,301)	(19)
Income tax expense	(116)	(104)	(12)	12
Net loss before allocation to noncontrolling interest	(45,216)	(37,903)	(7,313)	(19)

Net loss attributable to noncontrolling interest	(28,898)	(27,182)	(1,716)	(6)
Net loss attributable to common stockholders	$(16,318)	$(10,721)	$(5,597)	(52)%

Revenues

All revenues during the three months ended March 31, 2022 were generated from the development and manufacture of satellite technology, and ancillary sales and services globally by our former subsidiary, Nano. Following the completion of the sale of Nano on September 6, 2022, we no longer generate revenue and do not expect to generate revenue in future periods until we launch the SpaceMobile Service.

Cost of Sales

Cost of sales during the three months ended March 31, 2022 consisted of the costs of various materials used and services performed, including employee costs and overhead costs to fulfill Nano’s sales contracts. Following the completion of the sale of Nano on September 6, 2022, we do not expect to generate revenue and incur associated cost of sales in future periods until we launch the SpaceMobile Service.

Engineering Services

Total engineering services costs increased by $4.7 million, or 40%, to $16.5 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was primarily attributable to a $1.8 million increase in payroll and employee related costs due to increased headcount, an increase of $1.5 million in AIT facilities and engineering development centers costs including managing mission operations and ground infrastructure, and an increase of $1.4 million in travel and other miscellaneous costs.

General and Administrative Costs

Total general and administrative costs decreased by ($1.8) million, or (15%), to $9.9 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The decrease was primarily driven by elimination of costs related to Nano as Nano is no longer consolidated following its sale in September 2022.

Research and Development Costs

Total R&D costs increased by $8.1 million, or 98% to $16.4 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. R&D costs during the three months ended March 31, 2023 primarily relate to design and development of various subsystems of BB satellites and ASIC development. R&D costs during the three months ended March 31, 2022 primarily relate to development of the BW3 test satellite and ASIC development. The increase in R&D costs was primarily due to achievement of certain milestones associated with various radio frequency development programs, design and development of certain satellite subsystems for BB satellites, and ASIC development program.

Depreciation and Amortization

Total depreciation and amortization expense increased by $0.6 million, or 58%, to $1.7 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was primarily due to the purchase of additional fixed assets and leasehold improvements during the period. We expect depreciation expense to increase due to the depreciation of BW3 commencing on April 25, 2023, which we expect will result in additional monthly depreciation expense of approximately $5.6 million over its remaining useful life of approximately 16 months.

Changes in Fair Value of Warrant Liabilities

Decrease in fair value of warrant liabilities resulted in a gain of $7.5 million for the three months ended March 31, 2023 as compared to the loss of ($5.5) million for the three months ended March 31, 2022.

Other Income (Expense), net

Total other income (expense), net was ($8.1) million for the three months ended March 31, 2023, as compared to income of $0.1 million for the three months ended March 31, 2022. Other income (expense), net for the three months ended March 31, 2023 primarily included a $10.0 million estimated liability payable to Rakuten in accordance with the Rakuten Agreement (as defined herein) and $0.2 million of foreign exchange loss offset by $2.1 million of interest income, net of interest expense, from the cash and cash equivalents held at financial institutions.

Income Tax Expense

The provision for income taxes was $0.1 million for the three months ended March 31, 2023 and 2022. The consolidated effective tax rate for the three months ended March 31, 2023 and March 31, 2022 was (0.26)% and (0.28)%, respectively. The low effective tax rate is driven by the loss attributable to the noncontrolling interest and the valuation allowance. Refer to Note 11: Income Taxes in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

Net Loss attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $28.9 million for the three months ended March 31, 2023 as compared to $27.2 million in the three months ended March 31, 2022. This increase in net loss correlates with the increase in net loss generated at AST LLC given the noncontrolling interest represents a portion of such net loss.

Liquidity and Capital Resources

We do not expect to generate revenue in future periods until we launch the SpaceMobile Service. Accordingly, our current sources of liquidity are cash and cash equivalents on hand and access to equity programs currently in place, which consist of an Equity Line of Credit (as defined herein) and the ATM Equity Program (as defined herein). As of March 31, 2023, we had $185.7 million of cash and cash equivalents on hand, which included $0.7 million of restricted cash on hand. We believe our cash and cash equivalents on hand, together with our ability to raise capital through access to the Equity Line of Credit and the ATM Equity Program, will be sufficient to meet our current working capital needs, planned operating expenses and capital expenditures for a period of 12 months from the date of this Quarterly Report on Form 10-Q.

The design, assembly, integration testing and launch of satellites and related ground infrastructure is capital intensive. We currently estimate the capital expenditure required for the design, assembly and launch of our first 5 Block 1 BB satellites to be between approximately $100.0 million and $110.0 million. We currently believe that the average capital expenditure required for the design, assembly and launch of a Block 2 BB satellite to be approximately $16.0 million to $18.0 million. The cost of the satellite configuration has increased from prior estimates due to the impacts of inflation, supply chain disruptions, design changes, and increase in the cost of electronic components, launch costs and other aspects of our design and assembly activities.

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

We require capital to fund our operating and capital expenditures. We intend to seek to raise additional capital prior to the commencement of the commercial services through the issuance of equity, equity related or debt securities, secured loan facilities, including through our existing Equity Line of Credit and the ATM Equity Program and/or through obtaining credit from government and financial institutions and/or commercial partners. Our ability to access the capital markets during this period of volatility may require us to modify our current expectations. The additional capital will be necessary to fund ongoing operations, continue research, development and design efforts, improve infrastructure, and launch satellites. If we successfully raise additional capital, we may accelerate certain development programs and other investments to enable us to achieve our goal of global coverage more rapidly. There can be no assurance that additional funds will be available to us on favorable terms or at all. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects may be materially and adversely affected.

We have contractual obligations, including non-cancellable operating leases, with terms expiring through November 2033. During the three months ended March 31, 2023 we received control of a leased property which increased the total required minimum lease payments by $9.9 million as compared to the total lease payments as of December 31, 2022 described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Also, as of March 31, 2023, we had contractual commitments with third parties in the aggregate amount of $101.0 million related to R&D programs, capital improvements, future launch payments and procurement of BB satellite components. We expect these commitments will continue to increase as we complete the supply chain and electronics development in preparation for the production and launch of the BB satellites.

Common Stock Purchase Agreement

On May 6, 2022, we entered into the Common Stock Purchase Agreement (the “Common Stock Purchase Agreement” or “Equity Line of Credit”) with B. Riley Principal Capital, LLC (“B. Riley”) to sell, at our sole discretion, to B. Riley up to $75.0 million of shares of our Class A Common Stock at 97% of the volume weighted average price ("VWAP") of the Class A Common Stock calculated in accordance with the Common Stock Purchase Agreement, over a period of 24 months subject to certain limitations and conditions contained in the Common Stock Purchase Agreement. Sales and timing of any sales of Class A Common Stock are solely at our election, and we are under no obligation to sell any securities to B. Riley under the Common Stock Purchase Agreement. We plan to raise capital, as and when needed, under the Common Stock Purchase Agreement at our sole discretion. Proceeds from the sale of our Class A Common Stock under the Common Stock Purchase Agreement were and will continue to be used for general corporate purposes.

Equity Distribution Agreement

On September 8, 2022, we entered into an Equity Distribution Agreement (the “Sales Agreement” or “ATM Equity Program”) with Evercore Group L.L.C. and B. Riley Securities, Inc. (collectively, the “agents”) to sell shares of our Class A Common Stock having an aggregate sales price of up to $150.0 million through an “at the market offering” program under which the agents will act as sales agents. The agents are entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold. We plan to raise capital, as and when needed, under the Sales Agreement at our sole discretion. Proceeds from the sale of our Class A Common Stock under the Sales Agreement were and will continue to be used for general corporate purposes.

Texas Financing Agreement

In December 2021, concurrent with the purchase of real property and equipment in Midland, Texas, our wholly owned subsidiary, AST & Science Texas, LLC (“AST Texas”), entered into a new Credit Agreement providing for a $5.0 million term loan secured by the property. Borrowings under the term loan bear interest at a fixed rate equal to 4.20% per annum until December 7, 2026, and from December 8, 2026 until December 8, 2028 at a fixed rate per annum equal to 4.20% plus adjustment if the index rate as defined in the Credit Agreement is greater than 4.20%, subject to a maximum interest rate of 4.90% per annum. Refer to Note 6: Debt in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

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

The Rakuten Agreement includes key performance indicators (“KPIs”) associated with the number of satellites launched, timing and coverage of our SpaceMobile Service in Japan in a phased manner that we must meet. If we do not meet the applicable KPIs for the last two phases noted in the Rakuten Agreement by June 2023, or if AST LLC becomes subject to any bankruptcy proceeding or becomes insolvent, we are required to pay Rakuten an amount of $10.0 million. If we are unable to make such payment, the amount shall convert into a promissory note with 8.0% interest per annum payable in 12 quarterly installments over a three year term, which can be prepaid at our election.

We do not expect to meet the applicable KPIs by June 2023 and are required to pay $10.0 million on June 30, 2023. Accordingly, we have recognized an estimated liability of $10.0 million as of March 31, 2023. No payments have been made to date between us and Rakuten under the Rakuten Agreement. The term of the Rakuten Agreement shall remain in effect until we fulfill our obligations under the Rakuten Agreement.

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2023 and 2022 (in thousands) (unaudited):

	Three Months ended March 31,
	(unaudited)
	2023	2022
Cash, cash equivalents and restricted cash	$185,696	$255,110
Cash used in operating activities	$(37,733)	$(47,508)
Cash used in investing activities	(15,388)	(21,567)
Cash provided by financing activities	36	130

Operating activities

Cash used in operating activities was $37.7 million for the three months ended March 31, 2023 as compared to cash used in operating activities of $47.5 million for the three months ended March 31, 2022. The $9.8 million decrease in cash used in operating activities was attributable to $14.8 million of launch deposits paid during the three months ended March 31, 2022 offset by an increase in operating expenses to support expanded operations and an increase in research and development efforts.

Investing activities

Cash used in investing activities was $15.4 million for the three months ended March 31, 2023, as compared to cash used in investing activities of $21.6 million for the three months ended March 31, 2022. The $6.2 million decrease in cash used in investing activities was primarily attributable to a $16.8 million decrease in BW3 related costs due to its completion and launch in 2022 offset by a $10.6 million increase in property and equipment costs including procurement of BB satellite materials for assembly of five Block 1 BB satellites.

Financing activities

Cash provided by financing activities was $36 thousand and $130 thousand during the three months ended March 31, 2023 and 2022, respectively. Cash provided by financing activities for the three months ended March 31, 2023 was related to the issuance of incentive units under our employee stock plan offset by repayment of debt.

Impact of inflation

While inflation may impact our capital and operating expenditures, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future, including by heightened levels of inflation experienced globally as a consequence of the rapidly changing market and economic conditions.

Funding Requirements

We believe our existing cash and cash equivalents and access to the Equity Line of Credit and ATM Equity Program will be sufficient to meet anticipated cash requirements for 12 months from the date hereof. However, our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend capital resources sooner than we expect.

Future capital requirements will depend on many factors, including:

•
Establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support our satellite development;
•
Technological or manufacturing difficulties, design issues or other unforeseen matters;
•
Negotiation of launch agreements (including launch costs), launch delays or failures, deployment failures or in-orbit satellite failures;
•
Timing of the launch of our satellites and subsequent initiation of service in various markets, delays in which will result in increased operating expenses;
•
Addressing any competing technological and market developments;
•
Seeking and obtaining market access approvals; and
•
Attracting, hiring, and retaining qualified personnel.

Until such time, if ever, as we can generate substantial revenues to support our cost structure, we expect to finance cash needs through a combination of equity offerings, debt financings, commercial and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of stockholders will be, or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through commercial agreements, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies and/or future revenue streams, or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Also, our ability to raise necessary financing could be impacted by recent geopolitical events, higher interest rate regime and inflationary economic conditions and their effects on the market conditions. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our commercialization efforts or grant rights to develop and market other services even if we would otherwise prefer to develop and market these services ourselves or potentially discontinue operations.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our unaudited condensed consolidated financial statements. For a discussion of our critical accounting policies, see “Critical Accounting Policies” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of March 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

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

Item 1A. Risk Factors.

As of March 31, 2023, there have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

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

AST SPACEMOBILE, INC.

Date: May 15, 2023	By:	/s/ Abel Avellan
	Name:	Abel Avellan
	Title:	Chairman and Chief Executive Officer
Principal Executive Officer

Date: May 15, 2023	By:	/s/ Sean R. Wallace
	Name:	Sean R. Wallace
	Title:	Chief Financial Officer
Principal Financial Officer