Form 10-Q
period 2023-06-30
AST SpaceMobile, Inc.
filed 2023-08-14
CIK 1780312

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023 there were 89,470,376 shares of Class A common stock, $0.0001 per value, 50,041,757 shares of Class B common stock, $0.0001 par value, and 78,163,078 shares of Class C common stock, $0.0001 par value, issued and outstanding.

AST SPACEMOBILE, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$190,835	$238,588
Restricted cash	636	668
Prepaid expenses	7,127	4,100
Other current assets	22,976	24,954
Total current assets	221,574	268,310

Property and equipment:
Property and equipment, gross	194,145	152,968
Less: Accumulated depreciation and amortization	(22,508)	(6,979)
Total property and equipment, net	171,637	145,989

Other non-current assets:
Operating lease right-of-use assets, net	13,486	7,671
Other non-current assets	1,770	16,402
Total other non-current assets	15,256	24,073

TOTAL ASSETS	$408,467	$438,372

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,108	$13,929
Accrued expenses and other current liabilities	24,256	13,145
Current operating lease liabilities	1,305	722
Total current liabilities	30,669	27,796

Warrant liabilities	24,973	38,946
Non-current operating lease liabilities	12,314	7,046
Long-term debt	4,634	4,758
Total liabilities	72,590	78,546

Commitments and contingencies (Note 13)

Stockholders' Equity:
Class A Common Stock, $.0001 par value; 800,000,000 shares authorized; 89,404,419 and 71,819,926 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	9	7
Class B Common Stock, $.0001 par value; 200,000,000 shares authorized; 50,041,757 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	5	5
Class C Common Stock, $.0001 par value; 125,000,000 shares authorized; 78,163,078 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	8	8
Additional paid-in capital	282,869	235,384
Accumulated other comprehensive income	158	229
Accumulated deficit	(136,827)	(102,101)
Noncontrolling interest	189,655	226,294
Total stockholders' equity	335,877	359,826

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$408,467	$438,372

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$-	$7,264	$-	$9,658

Cost of sales (exclusive of items shown separately below)	-	2,202	-	4,189

Gross profit	-	5,062	-	5,469

Operating expenses:
Engineering services costs	22,813	11,999	39,296	23,716
General and administrative costs	10,221	13,075	20,078	24,718
Research and development costs	10,921	9,145	27,302	17,426
Depreciation and amortization	14,115	1,185	15,848	2,285
Total operating expenses	58,070	35,404	102,524	68,145

Other income (expense):
Gain on remeasurement of warrant liabilities	6,475	23,049	13,973	17,567
Other income (expense), net	1,217	(679)	(6,927)	(664)
Total other income (expense), net	7,692	22,370	7,046	16,903

Loss before income tax benefit (expense)	(50,378)	(7,972)	(95,478)	(45,773)
Income tax benefit (expense)	789	(96)	673	(198)
Net loss before allocation to noncontrolling interest	(49,589)	(8,068)	(94,805)	(45,971)

Net loss attributable to noncontrolling interest	(31,181)	(5,144)	(60,079)	(32,326)
Net loss attributable to common stockholders	$(18,408)	$(2,924)	$(34,726)	$(13,645)
Net loss per share attributable to holders of Class A Common Stock
Basic and diluted	$(0.24)	$(0.06)	$(0.47)	$(0.26)
Weighted-average shares of Class A Common Stock outstanding
Basic and diluted	75,640,650	51,868,658	73,753,412	51,814,888

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Net loss before allocation to noncontrolling interest	$(49,589)	$(8,068)	$(94,805)	$(45,971)
Other comprehensive loss
Foreign currency translation adjustments	(40)	(166)	(168)	(598)
Total other comprehensive loss	(40)	(166)	(168)	(598)
Total comprehensive loss before allocation to noncontrolling interest	(49,629)	(8,234)	(94,973)	(46,569)
Comprehensive loss attributable to noncontrolling interest	(31,196)	(5,289)	(60,176)	(32,831)
Comprehensive loss attributable to common stockholders	$(18,433)	$(2,945)	$(34,797)	$(13,738)

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share data)

Three Months Ended June 30, 2023
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance, March 31, 2023	71,877,559	$7	50,041,757	$5	78,163,078	$8	$236,886	$183	$(118,419)	$198,259	$316,929
Stock-based compensation	-	-	-	-	-	-	5,366	-	-	166	5,532
Issuance of common stock, net of issuance costs	13,929,297	1	-	-	-	-	36,725	-	-	26,841	63,567
Issuance of equity under employee stock plan	3,230,351	1	-	-	-	-	4,217	-	-	(4,134)	84
Vesting of restricted stock units	367,212	-	-	-	-	-	(325)	-	-	(281)	(606)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(25)	-	(15)	(40)
Net loss	-	-	-	-	-	-	-	-	(18,408)	(31,181)	$(49,589)
Balance, June 30, 2023	89,404,419	$9	50,041,757	$5	78,163,078	$8	$282,869	$158	$(136,827)	$189,655	$335,877

Six Months Ended June 30, 2023
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	71,819,926	$7	50,041,757	$5	78,163,078	$8	$235,384	$229	$(102,101)	$226,294	$359,826
Stock-based compensation	-	-	-	-	-	-	7,673	-	-	333	8,006
Issuance of common stock, net of issuance costs	13,929,297	1	-	-	-	-	36,725	-	-	26,841	63,567
Issuance of equity under employee stock plan	3,230,351	1	-	-	-	-	3,416	-	-	(3,237)	180
Vesting of restricted stock units	424,845	-	-	-	-	-	(329)	-	-	(400)	(729)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(71)	-	(97)	(168)
Net loss	-	-	-	-	-	-	-	-	(34,726)	(60,079)	(94,805)
Balance, June 30, 2023	89,404,419	$9	50,041,757	$5	78,163,078	$8	$282,869	$158	$(136,827)	$189,655	$335,877

Three Months Ended June 30, 2022
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Loss	Deficit	Interest	Equity
Balance, March 31, 2022	51,782,254	$5	51,636,922	$5	78,163,078	$8	172,708	$(505)	(81,182)	224,839	$315,878
Stock-based compensation	-	-	-	-	-	-	2,242		-	198	2,440
Issuance of common stock for commitment shares	21,969	-	-	-	-	-	228	-	-	(38)	190
Vesting of restricted stock units	141,562	-	-	-	-	-	222	-	-	(222)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	(21)	-	(145)	(166)
Net loss	-	-	-	-	-	-	-	-	(2,924)	(5,144)	(8,068)
Balance, June 30, 2022	51,945,785	$5	51,636,922	$5	78,163,078	$8	$175,400	$(526)	$(84,106)	$219,488	$310,274

Six Months Ended June 30, 2022
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Loss	Deficit	Interest	Equity
Balance, December 31, 2021	51,730,904	$5	51,636,922	$5	78,163,078	$8	171,155	$(433)	(70,461)	251,693	$351,972
Stock-based compensation	-	-	-	-	-	-	3,848	-	-	802	4,650
Issuance of common stock for commitment shares	21,969	-	-	-	-	-	228	-	-	(38)	190
Issuance of equity under employee stock plan	-	-	-	-	-	-	(228)	-	-	258	30
Vesting of restricted stock units	192,812	-	-	-	-	-	305	-	-	(305)	-
Warrant exercise	100			-	-	-	92	-	-	(91)	1
Foreign currency translation adjustments	-	-	-	-	-	-	-	(93)	-	(505)	(598)
Net loss			-	-	-	-	-	-	(13,645)	(32,326)	(45,971)
Balance, June 30, 2022	51,945,785	$5	51,636,922	$5	78,163,078	$8	$175,400	$(526)	$(84,106)	$219,488	$310,274

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss before allocation to noncontrolling interest	$(94,805)	$(45,971)
Adjustments to reconcile net loss before noncontrolling interest to cash used in operating activities:
Depreciation and amortization	15,848	2,285
Gain on remeasurement of warrant liabilities	(13,973)	(17,567)
Non-cash lease expense	378	267
Stock-based compensation	8,006	4,695
Issuance of common stock for commitment shares	-	190
Changes in operating assets and liabilities:
Accounts receivable	-	(1,613)
Prepaid expenses and other current assets	(15,547)	(16,332)
Inventory	-	(2,313)
Accounts payable and accrued expenses	(4,112)	2,838
Operating lease liabilities	(343)	(261)
Deferred revenue	-	1,393
Other assets and liabilities	16,559	(16,116)
Net cash used in operating activities	(87,989)	(88,505)

Cash flows from investing activities:
Purchase of property and equipment (1)	(22,972)	(33,600)
Net cash used in investing activities	(22,972)	(33,600)

Cash flows from financing activities:
Issuance of equity under employee stock plan	180	-
Proceeds from issuance of common stock, net of issuance costs	63,567	-
Proceeds from warrant exercises	-	33
(Repayments of) proceeds from debt	(120)	230
Net cash provided by financing activities	63,627	263

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(451)	(324)

Net (decrease) increase in cash, cash equivalents and restricted cash	(47,785)	(122,166)
Cash, cash equivalents and restricted cash, beginning of period	239,256	324,537
Cash, cash equivalents and restricted cash, end of period	$191,471	$202,371

Supplemental disclosure of cash flow information:
Non-cash transactions:
Purchases of property and equipment in accounts payable and accrued expenses	$852	$1,718
Right-of-use assets obtained in exchange for operating lease liabilities	6,510	272

(1)
Includes BlueWalker 3 test satellite construction in progress costs incurred. Refer to Note 5: Property and Equipment for detail.

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

1.
Organization and Nature of Operations

AST SpaceMobile, Inc., collectively with its subsidiaries (“SpaceMobile” or the “Company”) is currently designing and developing the constellation of BlueBird (“BB”) satellites in advance of launching its planned space-based Cellular Broadband network distributed through a constellation of Low Earth Orbit (“LEO”) satellites. Once deployed and operational, the BB satellites are designed to provide connectivity directly to standard, unmodified, off-the-shelf mobile phones or 2G/3G/4G LTE/5G devices at broadband speeds (the “SpaceMobile Service”). At that point, the Company intends to offer the SpaceMobile Service to cellular subscribers and others through wholesale commercial agreements with cellular service providers. The Company operates from multiple locations that include its corporate headquarters and 185,000 square foot satellite assembly, integrating and testing (“AIT”) facilities in Texas, and AIT and engineering and development centers elsewhere in the United States, India, Scotland, Spain, and Israel.

The Company launched its BlueWalker 3 (“BW3”) test satellite on September 10, 2022, and announced the completion of the deployment of the communication phased array antenna of the BW3 test satellite in orbit on November 14, 2022. On April 25, 2023, the Company announced that it had successfully completed two-way voice calls directly to standard unmodified smartphones using the BW3 test satellite. In addition to test calls, initial compatibility tests were performed on a variety of smartphones and devices, exchanging SIM and network information directly to the BW3 test satellite, a necessary capability to provide broadband connectivity from space. On June 21, 2023, the Company announced that it had achieved repeated successful 4G download speeds of above 10 megabits per second (“Mbps”) to standard unmodified smartphones using the BW3 test satellite. The Company intends to continue testing capabilities of the BW3 test satellite, including enablement of 5G cellular broadband and further testing with cellular service providers and devices.

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

BW3 Capitalization

The Company determined that the BW3 test satellite was ready for its intended use on April 25, 2023 upon successful completion of two-way voice calls directly to standard unmodified smartphones using the BW3 test satellite and completion of initial compatibility tests on a variety of smartphones and devices. Accordingly, the Company began depreciating the BW3 test satellite as of April 25, 2023 over its expected remaining useful life of approximately 16 months, and reclassified the presentation of the capitalized costs of the BW3 test satellite from construction-in-progress (“CIP”) to property and equipment in the unaudited condensed consolidated balance sheet as of June 30, 2023.

The Company’s significant accounting policies are described in Note 2: Summary of Significant Accounting Policies of the 2022 Annual Report on Form 10-K. Except for the BW3 capitalization policy update described above, there have been no other significant changes in these significant accounting policies as compared to those described therein.

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

The Company’s financial assets and liabilities measured and recognized at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$182,097	$-	$-
Total assets measured at fair value	$182,097	$-	$-

Liabilities:
Public warrant liability	$15,358	$-	$-
Private placement warrant liability	-	9,615	-
Total liabilities measured at fair value	$15,358	$9,615	$-

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$230,651	$-	$-
Total assets measured at fair value	$230,651	$-	$-

Liabilities:
Public warrant liability	$22,864	$-	$-
Private placement warrant liability	-	16,082	-
Total liabilities measured at fair value	$22,864	$16,082	$-

As of June 30, 2023 and December 31, 2022, the Company had $191.5 million and $239.3 million of cash and cash equivalents and restricted cash, respectively, of which $182.1 million and $230.7 million, respectively, is classified as cash equivalents, which consists principally of short-term money market funds with original maturities of 90 days or less. As of June 30, 2023 and December 31, 2022, restricted cash of $0.6 million and $0.7 million, respectively, represents deposits against the bank guaranty issued to the landlord for lease of a property. For certain instruments, including cash, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

Warrant liabilities are comprised of both publicly issued warrants (“Public Warrants”) and private placement warrants (“Private Placement Warrants”), exercisable for shares of Class A Common Stock. Warrant liabilities are described in detail at Note 7: Warrant Liabilities. As of June 30, 2023 and December 31, 2022, the Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ASTSW”.

The Private Placement Warrants are valued using a Black-Scholes-Merton Model. As of June 30, 2023 and December 31, 2022, the Private Placement Warrants are classified as Level 2 as the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. For this reason, the Company determined that the volatility of each Private Placement Warrant is equivalent to that of each Public Warrant.

The Company’s Black-Scholes-Merton model to value Private Placement Warrants required the use of the following subjective assumption inputs:

•
The risk-free interest rate assumption was based on a weighted average of the three and five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. As of June 30, 2023, the risk-free rate assumption was based on the three-year U.S. Treasury rate only as the estimated time to expiration was 2.77 years (compared to an estimated time to expiration of 3.26 years as of December 31, 2022). An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
•
The expected volatility assumption was based on the implied volatility of the Company’s publicly-traded warrants, which as of June 30, 2023 and December 31, 2022 was 85.1% and 109.6%, respectively.

4.
Other Assets

Other current assets consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Advances to suppliers	$20,185	$22,947
VAT receivable	2,294	1,673
Others	497	334
Total other current assets	$22,976	$24,954

5.
Property and Equipment

Property and equipment, net consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Land	$1,350	1,350
Buildings	11,005	$10,268
Leasehold improvements	9,026	8,197
Satellite in orbit (1)	92,464	-
Lab, assembly, and integration equipment	22,304	13,657
Satellite antenna	6,423	5,142
Computer hardware and software	3,652	3,153
Other (2)	1,123	1,707
Construction in progress
BlueWalker 3 test satellite (1)	-	92,077
Satellite materials, satellites under construction, and advance launch payments(3)	40,447	10,721
Other (4)	6,351	6,696
Total property and equipment, gross	194,145	152,968
Accumulated depreciation and amortization	(22,508)	(6,979)
Total property and equipment, net	$171,637	$145,989

(1)
BlueWalker 3 test satellite was determined to be ready for its intended use on April 25, 2023 upon successful completion of two-way voice calls directly to standard unmodified smartphones and initial compatibility tests on a variety of smartphones and devices. Accordingly, it was reclassified from Construction in progress to Satellite in orbit as of that date and depreciated over its expected remaining useful life of approximately 16 months.
(2)
Includes vehicles, furniture and fixtures, and a phased array test facility.
(3)
Advance launch payments, which were included in other non-current assets as of December 31, 2022, were reclassified to property and equipment as of June 30, 2023.
(4)
Includes costs incurred for acquiring and constructing assembly and testing facilities, assembly and test equipment, and ground infrastructure equipment not yet placed in service.

Depreciation expense for the six months ended June 30, 2023 and 2022 was approximately $15.8 million and $2.2 million, respectively. Depreciation expense for the three months ended June 30, 2023 and 2022 was approximately $14.1 million and $1.2 million, respectively.

6.
Debt

Long-term debt consists of the following, (in thousands):

	June 30, 2023	December 31, 2022
Term Loan	$4,880	$5,000
Less: current portion	(246)	(242)
Total long-term debt	$4,634	$4,758

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

Borrowings under the Term Loan bear interest at a fixed rate equal to 4.20% per annum until December 2026, and from December 2026 until December 2028 at a fixed rate per annum equal to 4.20% plus adjustment if the index rate as defined in the Credit Agreement is greater than 4.20%, subject to a maximum interest rate of 4.90% per annum. Outstanding principal and accrued interest is due and payable in monthly installments of $40,000, commencing in January 2023 and will continue until November 2028, with the final remaining balance of unpaid principal and interest due and payable in December 2028. As of June 30, 2023 and December 31, 2022, accrued interest payable in connection with this Term Loan was immaterial.

As of June 30, 2023 and December 31, 2022, the estimated fair value of the Term Loan was $4.3 million due to current higher market interest rates as compared to the contractual interest rate for the Term Loan. The fair value of the Term Loan is classified as Level 2 in the fair value hierarchy as the fair value is determined based on the market participants’ view of the yield on a similar loan.

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

During the six months ended June 30, 2023, no Public Warrants were exercised as compared to 100 Public Warrants exercised during the six months ended June 30, 2022 at a price of $11.50 per share, resulting in cash proceeds of approximately $1,150 and the issuance of 100 shares of Class A Common Stock during the six months ended June 30, 2022. At June 30, 2023 and December 31, 2022, there were 11,547,600 Public Warrants and 6,050,000 Private Placement Warrants outstanding.

As of June 30, 2023 and December 31, 2022, the Company recorded warrant liabilities of $25.0 million and $38.9 million in the unaudited condensed consolidated balance sheets, respectively. For the three and six months ended June 30, 2023, the Company recognized a gain of $6.5 million and $14.0 million, respectively on the change in the fair value of the warrant liabilities in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2022, the Company recognized a gain of $23.0 million and $17.6 million, respectively on the change in the fair value of the warrant liabilities in the unaudited condensed consolidated statements of operations.

8.
Stockholders’ Equity

Class A Common Stock

At June 30, 2023, there were 89,404,419 shares of Class A Common Stock issued and outstanding. Holders of Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 800,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class B Common Stock

At June 30, 2023, there were 50,041,757 shares of Class B Common Stock issued and outstanding. Shares of Class B Common Stock were issued to then existing equity holders of AST LLC (other than Mr. Avellan) at the time of Business Combination and are noneconomic, but entitle the holder to one vote per share. The Company is authorized to issue 200,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.

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

Class C Common Stock

At June 30, 2023, there were 78,163,078 shares of Class C Common Stock issued and outstanding. Shares of Class C Common Stock were issued to Mr. Avellan in connection with the Business Combination and are non-economic, but entitle the holder to the lesser of ten votes per share and the Class C Share Voting Amount, the latter of which is a number of votes per share equal to (1) (x) an amount of votes equal to 88.3% of the total voting power of the outstanding voting stock, minus (y) the total voting power of the outstanding capital stock (other than Class C Common Stock) owned or controlled by Mr. Avellan and his permitted transferees, divided by (2) the number of shares of Class C Common Stock then outstanding (the “Super-Voting Rights”). The Company is authorized to issue 125,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

Mr. Avellan owns economic interests in AST LLC which are redeemable into either shares of Class A Common Stock on a one-for-one basis or cash at the option of the Redemption Election Committee. Upon redemption of the AST LLC Common Units by Mr. Avellan, a corresponding number of shares of Class C Common Stock held by Mr. Avellan will be cancelled. Correspondingly, the Super-Voting Rights associated with the shares of Class C Common Stock cancelled will be terminated.

Preferred Stock

At June 30, 2023 there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

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

Changes in the Company’s ownership interest in AST LLC while retaining control of AST LLC are accounted for as equity transactions. Each issuance of the Class A Common Stock is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in a change in ownership and reduction in noncontrolling interest. At June 30, 2023, there were 11,547,600 Public Warrants and 6,050,000 Private Placement Warrants outstanding (see Note 7: Warrant Liabilities for further details), each of which entitles the holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share. Each warrant exercise is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in a change in ownership and reduces the amount recorded as noncontrolling interest and increases additional paid-in capital.

In addition, the Fifth Amended and Restated Limited Liability Company Operating Agreement of AST LLC permits the noncontrolling interest holders of AST LLC Common Units to exchange AST LLC Common Units, together with related shares of the Class B Common Stock or Class C Common Stock, for shares of the Class A Common Stock on a one-for-one basis or, at the election of the Company, for cash (a “Cash Exchange”). A Cash Exchange is limited to the amount of net proceeds from the issuance and sale of Class A Common Stock. Future redemptions or direct exchanges of AST LLC Common Units by the noncontrolling interest holders will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. Certain members of AST LLC also hold options that are subject to service or performance conditions (see Note 9: Stock-Based Compensation for further details), that are exercisable for AST LLC Common Units. The exercise of the options results in a change in ownership and increases the amount recorded as noncontrolling interest and decreases additional paid-in capital.

As of June 30, 2023 and December 31, 2022, the noncontrolling interest in AST LLC was approximately 59.0% and 64.2%, respectively. The decrease in noncontrolling interest percentage during the six months ended June 30, 2023 is as a result of the exercise of options to purchase AST LLC Incentive Equity Units, redemption of AST LLC Common Units in exchange for Class A Common Stock and the vesting of the Company’s restricted stock units.

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

Under the Common Stock Purchase Agreement, the Company had issued 1,756,993 shares of its Class A Common Stock as of December 31, 2022, resulting in net proceeds of $13.4 million. The Company did not issue any shares of its Class A Common Stock under the Common Stock Purchase Agreement during the six months ended June 30, 2023. Proceeds from the sale of the Class A Common Stock under the Common Stock Purchase Agreement were, and are, expected to continue to be used for general corporate purposes.

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

Under the Sales Agreement, the Company had issued 2,697,091 shares of its Class A Common Stock as of December 31, 2022, aggregating to proceeds of $20.0 million, net of commissions paid to the agents and transaction costs. The Company issued an additional 1,429,297 shares of its Class A Common Stock under the Sales Agreement during the three and six months ended June 30, 2023, resulting in aggregate proceeds of $7.0 million which is net of commissions paid to the agents and transaction costs of $0.4 million. Proceeds from the sale of the Class A Common Stock under the Sales Agreement were, and are, expected to continue to be used for general corporate purposes.

Common Stock Offering

On June 30, 2023, the Company issued 12,500,000 shares of Class A Common Stock in a public offering and received proceeds of $56.6 million, net of transaction costs of $0.3 million. The Company provided a 30-day option to the underwriting agent to purchase up to an additional 1,875,000 shares to cover over-allotments. The over-allotment option was not exercised. Proceeds were, and are, expected to be used for general corporate purposes, including expected payments related to launch services and related additional equipment and services.

9.
Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation, measured at the grant date based on the fair value of the award, is typically recognized ratably over the requisite services period, using the straight-line method of expense attribution. The Company recorded stock-based compensation expense in the following categories of its unaudited condensed consolidated statements of operations and balance sheets (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Engineering services costs	$4,458	$986	$5,850	$2,265
General and administrative costs	1,074	1,454	2,156	2,430
BlueWalker 3 test satellite - construction in progress (1)	-	-	-	(45)
Total	$5,532	$2,440	$8,006	$4,650
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

AST LLC 2019 Equity Incentive Plan

Prior to the Business Combination, under the 2019 Equity Incentive Plan (“AST LLC Incentive Plan”), AST LLC was authorized to issue ordinary shares, as well as options exercisable for ordinary shares, as incentives to its employees, non-employees, and non-employee members of its Board of Directors. Following the Business Combination, no further grants were made or will be made under the AST LLC Incentive Plan. In connection with the Business Combination, the existing AST LLC options were reclassified into options to acquire AST LLC Incentive Equity Units, and there was no incremental compensation cost and the terms of the outstanding awards, including fair value, vesting conditions and classification, were unchanged. Each AST LLC Incentive Equity Unit is convertible into one AST LLC Common Unit and each AST LLC Common Unit is redeemable for one share of Class A Common Stock on the later of the (i) 24-month anniversary of the consummation of the Business Combination and (ii) six-month anniversary from the vesting date. The AST LLC Incentive Plan continues to govern the terms and conditions of the outstanding awards granted under it, except that in lieu of ordinary shares, holders of options under the AST LLC Incentive Plan have the right to exercise for AST LLC Incentive Units, which may then be converted into AST LLC Common Units, which may further be converted into shares of the Class A Common Stock.

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

As of June 30, 2023, AST LLC was authorized to issue a total of 12,812,959 Incentive Equity Units under a reserve set aside for equity awards. As of June 30, 2023, there were options to acquire 7,847,263 Incentive Equity Units outstanding under the AST LLC Incentive Plan.

The following table summarizes AST LLC’s option activity for the six months ended June 30, 2023:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2022	10,767,799	$0.83	5.87
Granted	-	-
Exercised	(2,899,386)	0.06
Cancelled or forfeited	(21,150)	2.27
Outstanding at June 30, 2023	7,847,263	$1.11	6.24
Options exercisable as of June 30, 2023	5,657,811	$0.83	6.04
Vested and expected to vest at June 30, 2023	6,467,845	$1.23	6.13

The following table summarizes the Company’s unvested option activity for the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	2,645,240	$0.80
Granted	-	-
Vested	(434,638)	0.73
Forfeited	(21,150)	2.26
Unvested at June 30, 2023	2,189,452	$0.80

There were no stock options granted during the six months ended June 30, 2023 and 2022.

As of June 30, 2023, total unrecognized compensation expense related to the unvested stock options was $1.4 million, which is expected to be recognized over a weighted average period of 1.6 years.

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

Stock Options

As of June 30, 2023, there were 3,673,858 service-based options outstanding under the 2020 Plan.

The following table summarizes the Company’s option activity under the 2020 Plan for the six months ended June 30, 2023:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2022	3,697,649	$9.71	9.07
Granted	288,300	5.28
Exercised	-	-
Cancelled or forfeited	(312,091)	9.58
Outstanding at June 30, 2023	3,673,858	$9.35	8.80
Options exercisable as of June 30, 2023	1,100,042	$9.87	7.90
Vested and expected to vest at June 30, 2023	3,623,858	$9.31	8.80

The following table summarizes the Company’s unvested option activity for the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	2,959,596	$4.26
Granted	288,300	2.53
Vested	(467,120)	4.01
Forfeited	(206,960)	4.20
Unvested at June 30, 2023	2,573,816	$4.12

The weighted-average grant-date fair value per share of stock options granted during the six months ended June 30, 2023 and 2022 was $2.53 and $3.52, respectively.

As of June 30, 2023, total unrecognized compensation expense related to the unvested stock options was $9.3 million, which is expected to be recognized over a weighted average period of 2.87 years.

Restricted Stock Units

As of June 30, 2023, there were 3,144,112 restricted stock units outstanding under the 2020 Plan.

The following table summarizes the Company’s unvested restricted stock unit activity for the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	3,246,220	$9.65
Granted	507,500	5.28
Vested	(544,608)	10.40
Forfeited	(65,000)	10.32
Unvested at June 30, 2023	3,144,112	$8.80

As of June 30, 2023, total unrecognized compensation expense related to the unvested restricted stock units was $16.4 million, which is expected to be recognized over a weighted average period of 2.86 years.

SpaceMobile 2020 Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”). The aggregate number of common stock shares that may be issued pursuant to rights granted under the ESPP is 2,000,000 shares. If any right granted under the ESPP shall for any reason terminate without having been exercised, the shares not purchased under such right shall again become available for issuance under the ESPP. As of June 30, 2023, the Company had not issued any awards under this plan.

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

The carrying amount of assets, liabilities, and noncontrolling interest attributable to Nano were deconsolidated on September 6, 2022 and the Company recognized a net gain of $24.6 million and $24.5 million in other income (expense), net in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2022 and in the audited consolidated statement of operations for the twelve months December 31, 2022, respectively. The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 included the results of operations and cash flows of Nano. The revenues and cost of sales for the three and six months ended June 30, 2022 were exclusively related to Nano.

Nano recognized revenue related to sales of manufactured small satellites and their components, as well as launch related services. This was the Company’s only source of revenue during the three and six months ended June 30, 2022 and until the sale of Nano on September 6, 2022. Revenue recognized over time versus revenue recognized upon transfer during the three and six months ended June 30, 2022 was as follows (in thousands):

	Three months ended June 30, 2022	Six months ended June 30, 2022
Revenue from performance obligations recognized over time	$6,411	$8,494
Revenue from performance obligations recognized at point-in-time transfer	853	1,164
Total	$7,264	$9,658

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

The consolidated effective tax rate for the three and six months ended June 30, 2023 was 1.57% and 0.70%, respectively and the consolidated effective tax rate for the three and six months ended June 30, 2022 was (1.20%) and (0.43%) respectively. The difference in the effective rates between periods is largely driven by changes in the valuation allowance recorded against certain of the Company’s net deferred tax assets. The difference between the federal statutory tax rate of 21% and the effective tax rate is primarily driven by the Company’s Up-C organizational structure and allocation of AST LLC results to noncontrolling interest holders and the valuation allowance recorded against the Company’s net deferred tax assets.

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

The Company had no uncertain tax positions as of June 30, 2023 and December 31, 2022.

In conjunction with the Business Combination, the Company also entered into the Tax Receivable Agreement (“TRA”) with AST LLC. Pursuant to the TRA, the Company is required to pay TRA holders (as defined in the TRA) (i) 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) existing tax basis of certain assets of AST LLC and its subsidiaries attributable to the AST LLC Common Units, (B) tax basis adjustments resulting from taxable exchanges of AST LLC Common Units acquired by the Company, (C) tax deductions in respect of portions of certain payments made under the TRA, and (D) certain tax attributes that are acquired directly or indirectly by the Company pursuant to a reorganization transaction. All such payments to the TRA holders (as defined in the TRA) are the obligations of the Company, and not those of AST LLC. As of June 30, 2023, there have been no TRA liabilities recorded.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock (in thousands, except share and per share data):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Numerator
Net loss before allocation to noncontrolling interest	$(49,589)	$(94,805)
Net loss attributable to noncontrolling interest	(31,181)	(60,079)
Net loss attributable to common stockholders - basic and diluted	$(18,408)	$(34,726)
Denominator
Weighted-average shares of Class A Common Stock outstanding - basic and diluted	75,640,650	73,753,412
Net loss per share attributable to holders of Class A Common Stock - basic and diluted	$(0.24)	$(0.47)

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Numerator
Net loss before allocation to noncontrolling interest	$(8,068)	$(45,971)
Net loss attributable to noncontrolling interest	(5,144)	(32,326)
Net loss attributable to common stockholders - basic and diluted	$(2,924)	$(13,645)
Denominator
Weighted-average shares of Class A common stock outstanding - basic and diluted	51,868,658	51,814,888
Net loss per share attributable to holders of Class A Common Stock - basic and diluted	$(0.06)	$(0.26)

As of June 30, 2023, the Company excluded from the calculation of diluted earnings per share 50,041,757 shares of Class B Common Stock, 78,163,078 shares of Class C Common Stock, 11,547,600 Public Warrants, 6,050,000 Private Placement Warrants, and 1,273,000 unvested performance-based restricted stock units as their effect would have been to reduce the net loss per share. Therefore, the weighted-average number of shares of Class A Common Stock outstanding used to calculate both basic and diluted net loss per share of Class A Common Stock is the same.

Shares of the Class B Common Stock and Class C Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock and Class C Common Stock under the two-class method has not been presented.

13.
Commitments and Contingencies

Legal Proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities as of June 30, 2023 and December 31, 2022.

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

Rakuten

On February 4, 2020, AST LLC entered into a commercial agreement with Rakuten for the development of exclusive network capabilities in Japan compatible with the mobile network of Rakuten and its affiliates, which agreement was amended and restated as of December 15, 2020 (the “Rakuten Agreement”). Under the terms of the Rakuten Agreement, AST LLC agreed to make investments in building network capabilities in Japan that are compatible with the mobile network of Rakuten and its affiliates. Furthermore, AST LLC will collaborate with Rakuten to ensure network capability with Rakuten’s licensed frequencies, including full coverage in Japan with 3GPP Band 3 frequencies with multiple input multiple output (“MIMO”) capability. Upon the launch of such coverage, Rakuten will receive unlimited, exclusive rights and usage capacity in Japan in exchange for a $0.5 million annual maintenance fee payable to AST LLC or our successors. Furthermore, AST LLC will make $5.0 million (or such lesser amount as mutually agreed upon the parties) in capital investments towards the design, assembly, acquisition and implementation of ground communication assets. AST LLC and Rakuten will receive unlimited rights and usage of the ground assets for their respective operations, including, but not limited to, satellite and other telecommunication communications. Rakuten has the right to designate two individuals to the Company’s Board of Directors. Currently, Rakuten has designated Hiroshi Mikitani, Founder, Chairman and Chief Executive Officer, Rakuten, Inc. as a director and has the right to designate another individual.

The Rakuten Agreement includes key performance indicators (“KPIs”) associated with the number of satellites launched, timing and coverage of the SpaceMobile Service in Japan in a phased manner that AST LLC was obligated to meet. Because the applicable KPIs were not met for the last two phases noted in the Rakuten Agreement by June 2023, AST LLC became obligated to pay Rakuten an amount of $10.0 million. If the Company is unable to make such payment, the amount shall convert into a promissory note with 8.0% interest per annum payable in 12 quarterly installments over a three-year term, which can be prepaid at AST LLC’s election. The term of the Rakuten Agreement shall remain in effect until AST LLC fulfills obligations under the Rakuten Agreement.

In connection with AST LLC’s inability to meet the applicable KPIs stated in the Rakuten Agreement by the deadline, the Company recognized a liability of $10.0 million in the first quarter of 2023, which was included in Other income (expense), net in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2023 and Accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2023. No payments have been made to date from AST LLC to Rakuten in connection with the forgoing.

Support Services Agreement

On January 20, 2020, the Company entered into the Support Services Agreement with Finser Corporation (“Finser”), which is part of the Cisneros Group of Companies, of which Ms. Adriana Cisneros, a member of the Company’s Board of Directors, is the Chief Executive Officer, whereby Finser provided the Company with certain consulting and administrative support services. The Company incurred less than $0.1 million in consulting services for the three and six months ended June 30, 2022, which were included within the general and administrative expenses in the unaudited condensed consolidated statements of operations. The agreement terminated on June 30, 2022.

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

15.
Subsequent Events

Atlas Credit Facility

On August 14, 2023, AST LLC entered into a senior secured term loan credit agreement with ACP Post Oak Credit II LLC as administrative agent and collateral agent and Atlas Credit Partners, LLC (“Atlas”) as lender, providing for a principal loan commitment of up to $100.0 million (the “Atlas Credit Agreement”), of which $48.5 million was borrowed upon closing and $51.5 million may be borrowed only to the extent the Company raises additional capital through equity raises and receives additional insurance coverage such that the Company has insurance coverage equal to at least the amount of borrowings under the facility.

The initial term loan borrowing of $48.5 million under the Atlas Credit Agreement will accrue interest at a fixed rate equal to the three-month secured overnight financing rate (“SOFR”) as of August 14, 2023 plus 9.625% per annum, or 14.75% (the “Atlas Fixed Rate”) payable on the last business day of each fiscal quarter. The borrowing amounts are payable at maturity on August 14, 2026 and are subject to mandatory prepayments upon the occurrence of certain specified events. To the extent that subsequent borrowings of up to $51.5 million may be made, the Company may, at its election, elect to have such loans bear interest at the Atlas Fixed Rate or as a floating rate loan comprised of either an alternate base rate (“ABR”) or SOFR base rate loan.

Borrowings under the Atlas Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries other than the assets of certain excluded subsidiaries. The Atlas Credit Agreement contains customary affirmative and negative covenants. In addition, the Atlas Credit Agreement requires the Company to maintain certain levels of liquidity and limits the Company’s ability to incur indebtedness, make restricted payments (including cash dividends on common stock), and sell or otherwise dispose of its assets, among other restrictions. In connection with the Atlas Credit Agreement, the Company entered into a guarantee and collateral agreement with ACP Post Oak Credit II LLC and Atlas for which the Company furnished a cash premium and insurance policy.

Upon closing, the Company received the net proceeds of $37.3 million, net of placement agent fees and offering expenses totaling $2.0 million, deposit into an interest reserve escrow account of $1.8 million and prepayment of two years insurance premium of $7.4 million. The Company intends to use the net proceeds from the Credit Facility for general corporate purposes as permitted under the Atlas Credit Agreement.

Lone Star Loan Agreement

On August 14, 2023, AST LLC and certain other subsidiaries of the Company entered into a loan agreement with Lone Star State Bank of West Texas (“Lone Star”) as lender, providing for $15.0 million principal term loan commitment secured by certain real property fixtures and equipment in one of the Company’s Texas facilities (the “Lone Star Loan Agreement”).

Borrowings under the Lone Star Loan Agreement accrue interest at the Prime Rate plus 0.75%, subject to a ceiling rate. Unused portions of the facility will require the Company to pay an undrawn fee of 0.25% per annum on the unused portion. Interest payments for the term loan borrowed under the Lone Star Loan Agreement will be due and payable on a monthly basis, with interest payments beginning on August 14, 2024 and principal payments beginning on April 14, 2025. Principal repayments will be due in 48 equal monthly installments until January 14, 2029, the maturity date of the loan. In connection with the Lone Star Loan Agreement, the Company deposited a cash balance of $15.0 million in the Lone Star Bank Money Market Fund. This cash balance will be converted to restricted cash if the Company fails to maintain a balance of cash and cash equivalents, on a consolidated basis, of at least $75.0 million. This restricted cash will be used to offset against the term loan obligations if the Company fails to maintain a balance of cash and cash equivalents, on a consolidated basis, of at least $50.0 million. In addition, the Lone Star Loan Agreement includes certain negative covenants, including requiring the Company to retain its current Chief Executive Officer.

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

We launched our BlueWalker 3 (“BW3”) test satellite on September 10, 2022. On November 14, 2022, we announced the completion of the deployment of the communication phased array antenna of the BW3 test satellite in orbit. On April 25, 2023, we announced that we had successfully completed two-way voice calls directly to standard unmodified smartphones using the BW3 test satellite. In addition to test calls, we performed the initial compatibility tests on a variety of smartphones and devices, exchanging SIM and network information directly to the BW3 test satellite, a necessary capability to provide broadband connectivity from space. These initial test calls validated our patented systems and architecture to establish cellular connections with unmodified cellular devices. Accordingly, we determined that the BW3 test satellite was ready for its intended use as of April 25, 2023 and began depreciating it over its estimated remaining useful life of approximately 16 months. On June 21, 2023, we announced that we had achieved repeated successful 4G download speeds (above 10 Mbps) during testing of BW3. We intend to continue testing capabilities of the BW3 test satellite, including enablement of 5G cellular broadband and further testing with cellular service providers and devices.

We are also currently designing and assembling our constellation of BlueBird (“BB”) satellites. We are leveraging skills, know-how and technological expertise derived from the design and assembly of our BW3 test satellite in the development of our BB satellite platform. We are currently assembling the first generation of commercial BB satellites (“Block 1 BB satellites”). We expect the Block 1 BB satellites will be of similar size and weight to the BW3 test satellite and have design improvements for enhanced power efficiency and throughput designed to increase capacity. We currently expect to launch five Block 1 BB satellites during the first quarter of 2024 and have entered into a launch services agreement for the launch of the first five Block 1 BB satellites. The exact timing of the launch, which is expected to carry five Block 1 BB satellites, is contingent on a number of factors, including satisfactory and timely completion of assembly and testing of five Block 1 BB satellites and other factors, many of which are beyond our control. The SpaceMobile Service has not been launched and therefore has not yet generated any revenue. Following the launch, deployment and testing of five Block 1 BB satellites, we currently plan to initiate a limited, noncontinuous SpaceMobile Service in targeted geographical areas, including in the United States, and seek to generate revenue from such service. Prior to initiating such service, we will need to obtain regulatory approvals in each jurisdiction where we would provide such service and would need to enter into definitive agreements with MNOs relating to the offering of such service in each jurisdiction.

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

Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial performance has been, and we expect our financial performance in the future to be driven by our ability to execute on our strategy. Our future results of operations could differ materially from the historical results of operations as we continue to make capital investments in our assembly, integrating and testing (“AIT”) facilities, procure satellite materials and increase the headcount to support assembly and testing of the five Block 1 BB satellites, complete the ASIC development, set up ground infrastructure in preparation for commercial services, and continue the research and development for design and development of Block 2 BB satellite.

Components of Results of Operations

Revenues

To date, we have not generated any revenues from our SpaceMobile Service. All revenues during the three and six months ended June 30, 2022 were generated from the development and manufacture of satellite technology, and ancillary sales and services globally by our former subsidiary, Nano. Nano also sold individual satellite parts, subsystems, and software to be configured to customers’ satellites, and entered into “rideshare” type agreements whereby Nano provided hosted payload services using customers’ payloads integrated with Nano-owned satellite buses for scheduled launches. Following the completion of the sale of Nano on September 6, 2022, we no longer generate revenue and do not expect to generate revenue in future periods until we launch the SpaceMobile Service.

Cost of Sales

Cost of sales during the three and six months ended June 30, 2022 consisted of the costs of various materials used and services performed, including employee costs and overhead costs to fulfill Nano’s sales contracts. Following the completion of the sale of Nano on September 6, 2022, we do not expect to generate revenue and incur associated cost of sales in future periods until we launch the SpaceMobile Service.

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

Depreciation and Amortization

Depreciation and amortization expense includes depreciation expense related to property and equipment including BW3 test satellite, as well as definite lived intangible assets. We began depreciating the BW3 test satellite as of April 25, 2023 over its expected remaining useful life of approximately 16 months.

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

Income Tax Benefit (Expense)

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

Noncontrolling Interest

Noncontrolling interest primarily represents the equity interest in AST LLC held by members other than the Company. As of June 30, 2023, noncontrolling interest in AST LLC was approximately 59.0%. For the three and six months ended June 30, 2022, and up to September 6, 2022, noncontrolling interest also included approximately 49% equity interests in our former subsidiary, Nano, held by equityholders other than the Company. On September 6, 2022, the noncontrolling interest in Nano was eliminated in connection with the sale of the Company’s 51% interest in Nano. We attributed a portion of net income or loss generated at AST LLC and Nano to the noncontrolling interest based on their ownership interests.

Results of Operations

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

We report our results of operations under one operating segment. The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the three months ended June 30, 2023 and 2022 (in thousands) and the discussion that follows compares the three months ended June 30, 2023 to the three months ended June 30, 2022.

	For the Three Months Ended June 30,
	(unaudited)
	2023	2022	$ Change	% Change
Revenues	$-	$7,264	$(7,264)	(100)%

Cost of sales (exclusive of items shown separately below)	-	2,202	(2,202)	(100)

Gross profit	-	5,062	(5,062)	(100)

Operating expenses:
Engineering services costs	22,813	11,999	10,814	90
General and administrative costs	10,221	13,075	(2,854)	(22)
Research and development costs	10,921	9,145	1,776	19
Depreciation and amortization	14,115	1,185	12,930	1,091
Total operating expenses	58,070	35,404	22,666	64

Other income (expense):
Gain on remeasurement of warrant liabilities	6,475	23,049	(16,574)	(72)
Other income (expense), net	1,217	(679)	1,896	279
Total other income (expense), net	7,692	22,370	(14,678)	(66)

Loss before income tax benefit (expense)	(50,378)	(7,972)	(42,406)	(532)
Income tax benefit (expense)	789	(96)	885	922
Net loss before allocation to noncontrolling interest	(49,589)	(8,068)	(41,521)	(515)

Net loss attributable to noncontrolling interest	(31,181)	(5,144)	(26,037)	(506)
Net loss attributable to common stockholders	$(18,408)	$(2,924)	$(15,484)	(530)%

Revenues

All revenues during the three months ended June 30, 2022, were generated from the development and manufacture of satellite technology, and ancillary sales and services globally by our former subsidiary, Nano. Following the completion of the sale of Nano on September 6, 2022, we no longer generate revenue and do not expect to generate revenue in future periods until we launch the SpaceMobile Service.

Cost of Sales

Cost of sales during the three months ended June 30, 2022 consisted of the costs of various materials used and services performed, including employee costs and overhead costs to fulfill Nano’s sales contracts. Following the completion of the sale of Nano on September 6, 2022, we do not expect to generate revenue and incur associated cost of sales in future periods until we launch the SpaceMobile Service.

Engineering Services Costs

Total engineering services costs increased by $10.8 million, or 90%, to $22.8 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase was primarily attributable to a $5.9 million increase in payroll and employee related costs, including stock-based compensation expense, due to an increase in headcount and milestone-based bonuses paid upon achievement of certain milestones related to the BW3 test satellite tests, an increase of $3.1 million in AIT facilities and engineering development centers costs including managing mission operations and ground infrastructure, and an increase of $1.8 million in costs related to prototyping and preparation for production activities and travel costs.

General and Administrative Costs

Total general and administrative costs decreased by $(2.9) million, or (22%), to $10.2 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease was primarily driven by elimination of $2.2 million of costs related to Nano as Nano is no longer consolidated following its sale in September 2022, and a decrease of $0.7 million related to third party consultants.

Research and Development Costs

Total R&D costs increased by $1.8 million, or 19%, to $10.9 million for the three months ended June 30, 2023 as compared to three months ended June 30, 2022. R&D costs during the three months ended June 30, 2023 primarily relate to design and development of various subsystems of BB satellites and ASIC development while the R&D costs during the three months ended June 30, 2022 primarily relate to development of the BW3 test satellite and ASIC development. The increase in R&D costs was primarily due to achievement of certain milestones of various radio frequency development programs, design and development of certain satellite subsystems for BB satellites, and ASIC development program. Total R&D costs are expected to fluctuate quarter over quarter, as R&D costs are impacted by milestone achievement.

Depreciation and Amortization

Total depreciation and amortization expense increased by $12.9 million, or 1091%, to $14.1 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase was primarily due to the commencement of the BW3 test satellite depreciation from April 25, 2023.

Gain on Remeasurement of Warrant Liabilities

The decrease in fair value of warrant liabilities resulted in a gain of $6.5 million for the three months ended June 30, 2023 as compared to the gain of $23.0 million for the three months ended June 30, 2022.

Other Income (Expense), net

Total other income, net increased by $1.9 million, or 279%, to $1.2 million for the three months ended June 30, 2023, as compared to the other expense, net of $(0.7) million for the three months ended June 30, 2022. The increase was primarily attributed to an increase of $1.4 million in interest income, net of interest expense, from the cash and cash equivalents held at financial institutions, and a decrease of $0.9 million in nonrecurring transaction costs incurred in connection with the Common Stock Purchase Agreement during the three months ended June 30, 2022, offset by an increase of $0.4 million in foreign exchange loss. We expect other expense to increase in future periods due to the debt service costs associated with the Atlas Credit Facility and the Lone Star Loan Agreement.

Income Tax Benefit (Expense)

The income tax benefit was $0.8 million for the three months ended June 30, 2023 as compared to the income tax expense of $(0.1) million for the three months ended June 30, 2022. The consolidated effective tax rate for the three months ended June 30, 2023 and June 30, 2022 was 1.57% and (1.20)%, respectively. Refer to Note 11: Income Taxes in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $(31.2) million for the three months ended June 30, 2023 as compared to $(5.1) million in the three months ended June 30, 2022. This increase in net loss correlates with the increase in net loss generated at AST LLC given the noncontrolling interest represents a portion of such net loss.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

We report our results of operations under one operating segment. The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the six months ended June 30, 2023 and 2022 (in thousands) and the discussion that follows compares the six months ended June 30, 2023 to the six months ended June 30, 2022.

	For the Six Months Ended June 30,
	(unaudited)
	2023	2022	$ Change	% Change
Revenues	$-	$9,658	$(9,658)	(100)%

Cost of sales (exclusive of items shown separately below)	-	4,189	(4,189)	(100)

Gross profit	-	5,469	(5,469)	(100)

Operating expenses:
Engineering services costs	39,296	23,716	15,580	66
General and administrative costs	20,078	24,718	(4,640)	(19)
Research and development costs	27,302	17,426	9,876	57
Depreciation and amortization	15,848	2,285	13,563	594
Total operating expenses	102,524	68,145	34,379	50

Other income (expense):
Gain on remeasurement of warrant liabilities	13,973	17,567	(3,594)	(20)
Other income (expense), net	(6,927)	(664)	(6,263)	(943)
Total other income (expense), net	7,046	16,903	(9,857)	(58)

Loss before income tax benefit (expense)	(95,478)	(45,773)	(49,705)	(109)
Income tax benefit (expense)	673	(198)	871	440
Net loss before allocation to noncontrolling interest	(94,805)	(45,971)	(48,834)	(106)

Net loss attributable to noncontrolling interest	(60,079)	(32,326)	(27,753)	(86)
Net loss attributable to common stockholders	$(34,726)	$(13,645)	$(21,081)	(154)%

Revenues

All revenues during the six months ended June 30, 2022 were generated from the development and manufacture of satellite technology, and ancillary sales and services globally by our former subsidiary, Nano. Following the completion of the sale of Nano on September 6, 2022, we no longer generate revenue and do not expect to generate revenue in future periods until we launch the SpaceMobile Service.

Cost of Sales

Cost of sales during the six months ended June 30, 2022 consisted of the costs of various materials used and services performed, including employee costs and overhead costs to fulfill Nano’s sales contracts. Following the completion of the sale of Nano on September 6, 2022, we do not expect to generate revenue and incur associated cost of sales in future periods until we launch the SpaceMobile Service.

Engineering Services Costs

Total engineering services costs increased by $15.6 million, or 66%, to $39.3 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was primarily attributable to a $7.8 million increase in payroll and employee related costs, including stock-based compensation expense, due to an increase in headcount and milestones bonuses paid upon achievement of certain milestones related to the BW3 test satellite tests, an increase of $4.6 million in AIT facilities and engineering development centers costs including managing mission operations and ground infrastructure, and an increase of $3.2 million in costs related to prototyping and preparation for production activities and travel costs.

General and Administrative Costs

Total general and administrative costs decreased by $(4.6) million, or (19%), to $20.1 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease was primarily driven by elimination of $3.9 million of costs related to Nano as Nano is no longer consolidated following its sale in September 2022, and a decrease of $0.7 million related to decrease in travel expenses.

Research and Development Costs

Total R&D costs increased by $9.9 million, or 57%, to $27.3 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. R&D costs during the six months ended June 30, 2023 primarily relate to design and development of various subsystems of BB satellites and ASIC development while the R&D costs during the six months ended June 30, 2022 primarily relate to development of the BW3 test satellite and ASIC development. The increase in R&D costs was primarily due to the achievement of certain milestones of various radio frequency development programs, design and development of certain satellite subsystems for BB satellites, and ASIC development program.

Depreciation and Amortization

Total depreciation and amortization expense increased by $13.6 million, or 594%, to $15.8 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was primarily due to the commencement of the BW3 test satellite depreciation from April 25, 2023.

Gain on Remeasurement of Warrant Liabilities

Decrease in fair value of warrant liabilities resulted in a gain of $14.0 million for the six months ended June 30, 2023 as compared to a gain of $17.6 million during the six months ended June 30, 2022.

Other Income (Expense), net

Total other expenses, net increased by $6.3 million, or 943%, to $6.9 million for the six months ended June 30, 2023 as compared to $0.6 million for the six months ended June 30, 2022. The increase was primarily due to the recognition of a $10.0 million liability payable to Rakuten in accordance with the Rakuten Agreement (as defined herein) and an increase of $0.8 million in foreign exchange loss, offset by a $3.6 million increase in interest income, net of interest expense, from the cash and cash equivalents held at financial institutions and a decrease of $0.9 million in nonrecurring transaction costs incurred in connection with the Common Stock Purchase Agreement during the three months ended June 30, 2022. We expect other expense to increase in future periods due to the debt service costs associated with the Atlas Credit Facility and the Lone Star Loan Agreement.

Income Tax Benefit (Expense)

The income tax benefit was $0.7 million for the six months ended June 30, 2023 as compared to the income tax expense of $(0.2) million for the six months ended June 30, 2022. The consolidated effective tax rate for the six months ended June 30, 2023 and June 30, 2022 was 0.70% and (0.43%), respectively. Refer to Note 11: Income Taxes in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $(60.1) million for the six months ended June 30, 2023 as compared to $(32.3) million for the six months ended June 30, 2022. This increase in net loss correlates with the increase in net loss generated at AST LLC given the noncontrolling interest represents a portion of such net loss.

Liquidity and Capital Resources

We do not expect to generate revenue in future periods until we launch the SpaceMobile Service. Accordingly, our current sources of liquidity are cash and cash equivalents on hand, access to equity programs currently in place, which consist of an Equity Line of Credit (as defined herein) and the ATM Equity Program (as defined herein), and potential borrowings under the Atlas Credit Facility (as defined herein) and the Lone Star Loan Agreement (as defined herein). As of June 30, 2023, we had $191.5 million of cash and cash equivalents on hand, which included $0.7 million of restricted cash on hand. We believe our cash and cash equivalents on hand, together with the net proceeds and additional potential availability from the Atlas Credit Facility and Lone Star Loan Agreement as well as our ability to raise capital through access to the Equity Line of Credit and the ATM Equity Program, will be sufficient to meet our current working capital needs, planned operating expenses and capital expenditures for a period of 12 months from the date of this Quarterly Report on Form 10-Q.

The design, assembly, integration, testing and launch of satellites and related ground infrastructure is capital-intensive. We currently estimate the capital expenditure required for the design, assembly and launch of our first five Block 1 BB satellites to be approximately $110.0 million.

We believe we need to launch and operate 25 BB satellites (5 Block 1 BB satellites and 20 Block 2 BB satellites) in order to provide coverage to the most commercially attractive MNO markets. We currently estimate we will need to raise approximately $550.0 million to $650.0 million to fund operating expenses and capital expenditures necessary to design, assemble and launch 20 Block 2 BB satellites and operate a constellation of 25 BB satellites to continue to provide SpaceMobile service. We evaluate our market, product and coverage plans based upon the attractiveness of certain markets, our technology, regulatory concerns and our access to capital and other resources. We believe we can develop satellite configurations which target delivering service to certain attractive markets without the necessity of building a constellation which covers the entire globe. This modularity of our satellite configuration enables us to alter the timing and size of our satellite roll out and provides us flexibility to dynamically change our market plans and our capital requirements. As a result, we believe we have the ability to accelerate or slow down our business plans depending upon the availability of capital to support our strategies.

We require capital to fund our operating expenses and capital expenditures and to service our debt. We are exploring opportunities to raise additional capital through the issuance of equity, equity related securities, debt securities, secured loan facilities, debt financing from financial institutions and/or commercial partners or a combination of methods, including through equity-linked and non-dilutive commercial payments and our existing Equity Line of Credit and the ATM Equity Program.

Our ability to access the capital markets during this period of volatility may require us to modify our current expectations. Additional capital is necessary to fund ongoing operations, continue research, development and design efforts, improve infrastructure, and launch satellites. If we successfully raise additional capital, we may accelerate certain development programs and other investments to enable us to achieve our goal of global coverage more rapidly. There can be no assurance that additional funds will be available to us on favorable terms or at all. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects may be materially and adversely affected.

We have contractual obligations, including non-cancellable operating leases, with terms expiring through November 2033. During the six months ended June 30, 2023, we received control of two leased properties and renewed one leased property, which increased the total required minimum lease payments by $10.6 million as compared to the total lease payments as of December 31, 2022 described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Also, as of June 30, 2023, we had contractual commitments with third parties in the aggregate amount of $111.7 million related to R&D programs, capital improvements, current and future launch payments and procurement of BB satellite components. We expect these commitments will continue to increase as we complete the supply chain and electronics development in preparation for the production and launch of the BB satellites. We expect to pay approximately $45-50 million in the third quarter of 2023 for launch services and related additional equipment and services. Of this amount, we have paid $20.3 million in the third quarter of 2023 and expect to pay the remaining amount by the end of the third quarter of 2023.

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

Common Stock Offering

On June 30, 2023, we issued 12,500,000 shares of Class A Common Stock in a public offering and received proceeds of $56.6 million, net of transaction costs of $0.3 million. We provided a 30-day option to the underwriting agent to purchase up to an additional 1,875,000 shares to cover over-allotments, if any, which was not exercised. Proceeds from the sale of the Company’s Class A common stock under the Common Stock Offering were and are expected to be used for general corporate purposes, including expected payments related to launch services and related additional equipment and services.

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

Atlas Credit Facility

On August 14, 2023, we entered into a senior secured term loan credit agreement with ACP Post Oak Credit II LLC as administrative agent and collateral agent and Atlas Credit Partners, LLC (“Atlas”) as lender, providing for a principal loan commitment of up to $100.0 million (the “Atlas Credit Agreement”), of which $48.5 million was borrowed upon closing and $51.5 million may be borrowed only to the extent we raise additional capital through equity raises and receive additional insurance coverage such that the Company has insurance coverage equal to at least the amount of borrowings under the facility.

The initial term loan borrowing of $48.5 million under the Atlas Credit Agreement will accrue interest at a fixed rate of the three-month secured overnight financing rate (“SOFR”) as of August 14, 2023 plus 9.625% per annum, equal to 14.75% (the “Atlas Fixed Rate”), payable on the last business day of each fiscal quarter. The borrowing amounts are payable at maturity on August 14, 2026 and are subject to mandatory prepayments upon the occurrence of certain specified events. To the extent that subsequent borrowings of up to $51.5 million may be made, the Company may, at its election, elect to have such loans bear interest at the Atlas Fixed Rate or as a floating rate loan comprised of either an alternate base rate (“ABR”) or SOFR base rate loan.

Borrowings under the Atlas Credit Agreement are secured by substantially all of our assets other than the assets of certain excluded subsidiaries. The Atlas Credit Agreement contains customary affirmative and negative covenants. In addition, the Atlas Credit Agreement requires us to maintain certain levels of liquidity and limits our ability to incur indebtedness, make restricted payments (including cash dividends on common stock), and sell or otherwise dispose of our assets, among other restrictions. In connection with the Atlas Credit Agreement, we entered into a guarantee and collateral agreement with ACP Post Oak Credit II LLC and Atlas for which we furnished a cash premium and insurance policy.

Upon closing, we received the net proceeds of $37.3 million, net of placement agent fees and offering expenses totaling $2.0 million, deposit into an interest reserve escrow account of $1.8 million and prepayment of two years insurance premium of $7.4 million. We intend to use the net proceeds from the Credit Facility for general corporate purposes as permitted under the Atlas Credit Agreement.

Lone Star Loan Agreement

On August 14, 2023, we entered into a loan agreement with Lone Star State Bank of West Texas (“Lone Star”) as lender, providing for $15.0 million principal term loan commitment secured by certain real property fixtures and equipment in one of our Texas facilities (the “Lone Star Loan Agreement”).

Borrowings under the Lone Star Loan Agreement accrue interest at the Prime Rate plus 0.75%, subject to a ceiling rate. Unused portions of the facility will require us to pay an undrawn fee of 0.25% per annum on the unused portion. Interest payments for the term loan borrowed under the Lone Star Loan Agreement will be due and payable on a monthly basis, with interest payments beginning on August 14, 2024 and principal payments beginning on August 14, 2025. Principal repayments will be due in 48 equal monthly installments until January 14, 2029. In connection with the Lone Star Loan Agreement, we deposited a cash balance of $15.0 million in the Lone Star Bank Money Market Fund. This cash balance will be converted to restricted cash if we fail to maintain a balance of cash and cash equivalents, on a consolidated basis, of at least $75.0 million. This restricted cash will be used to offset against the term loan obligations if we fail to maintain a balance of cash and cash equivalents, on a consolidated basis, of at least $50.0 million. In addition, the Lone Star Loan Agreement includes certain negative covenants, including a requirement for us to retain our current Chief Executive Officer.

Rakuten

On February 4, 2020, we entered into a commercial agreement with Rakuten, for our development of exclusive network capabilities in Japan compatible with the mobile network of Rakuten and its affiliates, which agreement was amended and restated as of December 15, 2020 (the “Rakuten Agreement”).

The Rakuten Agreement includes key performance indicators (“KPIs”) associated with the number of satellites launched, timing and coverage of our SpaceMobile Service in Japan in a phased manner that we were obligated to meet. Because the applicable KPIs were not met for the last two phases noted in the Rakuten Agreement by June 2023, we became obligated to pay Rakuten an amount of $10.0 million and recognized a liability of $10.0 million in the first quarter of 2023. We expect to pay to Rakuten $10.0 million in cash, however, as of the date hereof, no such payment has been made yet.

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2023 and 2022 (in thousands) (unaudited):

	For the Six Months Ended June 30,
	(unaudited)
	2023	2022
Cash and cash equivalents	$191,471	$202,371
Cash used in operating activities	$(87,989)	$(88,505)
Cash used in investing activities	(22,972)	(33,600)
Cash provided by financing activities	63,627	263

Operating activities

Cash used in operating activities was $88.0 million for the six months ended June 30, 2023, as compared to cash used in operating activities of $88.5 million for the six months ended June 30, 2022. The $0.5 million decrease in cash used in operating activities was attributable to a decrease in working capital of $29.0 million offset by an increase of $28.5 million in expenses to support expanded operations during the six months ended June 30, 2023.

Investing activities

Cash used in investing activities was $23.0 million for the six months ended June 30, 2023, as compared to cash used in investing activities of $33.6 million for the six months ended June 30, 2022. The $10.6 million decrease in cash used in investing activities was primarily attributable to a $21.1 million decrease in BW3 related costs due to its completion and launch in September 2022 offset by and a $10.5 million increase in purchases of property and equipment including procurement of BB satellite materials for assembly of five Block 1 BB satellites.

Financing activities

Cash provided by financing activities was $63.6 million during the six months ended June 30, 2023, as compared to cash provided by financing activities of $0.3 million during the six months ended June 30, 2022. Cash provided by financing activities for the six months ended June 30, 2023 was primarily attributable to net proceeds from the public offering completed in June 2023 and from the sale of Class A Common Stock under the ATM Equity Program.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our unaudited condensed consolidated financial statements. For a discussion of our critical accounting policies, see “Critical Accounting Policies” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. Except for the BW3 capitalization policy update described below, there have been no other significant changes to the critical accounting policies as compared to those described therein.

BlueWalker 3 Capitalization

We accounted for research and development costs related to the BW3 test satellite in accordance with ASC 730 – Research and Development (“ASC 730”). We determined there is an alternative future use for the BW3 test satellite as defined in this guidance. As such, certain costs related to the assembly of the BW3 test satellite were capitalized. We capitalized only those expenditures and ancillary costs that were directly attributable to assembly and testing and necessarily incurred to place the BW3 test satellite into its intended location and use. To date, capitalized expenditures included the costs for satellite parts, launch cost, and other non-recurring costs directly associated with the BW3 test satellite developments. The other non-recurring costs primarily included third-party engineers who were hired solely for the design, assembly and testing of the BW3 test satellite and were responsible for the value and progression of the project. The costs for internal, recurrent engineers and consultants were expensed as engineering services and not capitalized as these employees were not directly associated with the development of the BW3 test satellite. The capitalized costs were reported as construction in progress (“CIP”) on our unaudited condensed consolidated balance sheet until March 31, 2023. We determined that the BW3 test satellite was ready for its intended use on April 25, 2023 when it successfully completed two-way voice calls directly to standard unmodified smartphones using the BW3 test satellite, and performed initial compatibility tests on a variety of smartphones and devices. Accordingly, we reclassified the presentation of the capitalized costs of the BW3 test satellite from CIP to property and equipment in the unaudited condensed consolidated balance sheet as of June 30, 2023 and began depreciating the BW3 test satellite as of April 25, 2023 over its expected remaining useful life of approximately 16 months.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of June 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

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

Item 1A. Risk Factors.

As of June 30, 2023, there have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

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

AST SPACEMOBILE, INC.

Date: August 14, 2023	By:	/s/ Abel Avellan
	Name:	Abel Avellan
	Title:	Chairman and Chief Executive Officer
Principal Executive Officer

Date: August 14, 2023	By:	/s/ Sean R. Wallace
	Name:	Sean R. Wallace
	Title:	Chief Financial Officer
Principal Financial Officer