Form 10-Q
period 2023-09-30
AST SpaceMobile, Inc.
filed 2023-11-14
CIK 1780312

tf

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023 there were 90,111,080 shares of Class A common stock, $0.0001 per value, 50,041,757 shares of Class B common stock, $0.0001 par value, and 78,163,078 shares of Class C common stock, $0.0001 par value, issued and outstanding.

AST SPACEMOBILE, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$133,310	$238,588
Restricted cash	2,416	668
Prepaid expenses	6,261	4,100
Other current assets	21,084	24,954
Total current assets	163,071	268,310

Property and equipment:
Property and equipment, gross	265,798	152,968
Less: Accumulated depreciation and amortization	(41,556)	(6,979)
Total property and equipment, net	224,242	145,989

Other non-current assets:
Operating lease right-of-use assets, net	13,212	7,671
Other non-current assets	1,605	16,402
Total other non-current assets	14,817	24,073

TOTAL ASSETS	$402,130	$438,372

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,811	$13,929
Accrued expenses and other current liabilities	17,706	13,145
Current operating lease liabilities	1,384	722
Total current liabilities	26,901	27,796

Warrant liabilities	17,492	38,946
Non-current operating lease liabilities	11,979	7,046
Long-term debt, net	58,536	4,758
Total liabilities	114,908	78,546

Commitments and contingencies (Note 13)

Stockholders' Equity:
Class A Common Stock, $.0001 par value; 800,000,000 shares authorized; 89,675,329 and 71,819,926 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	9	7
Class B Common Stock, $.0001 par value; 200,000,000 shares authorized; 50,041,757 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	5	5
Class C Common Stock, $.0001 par value; 125,000,000 shares authorized; 78,163,078 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	8	8
Additional paid-in capital	285,525	235,384
Accumulated other comprehensive income	11	229
Accumulated deficit	(157,736)	(102,101)
Noncontrolling interest	159,400	226,294
Total stockholders' equity	287,222	359,826

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$402,130	$438,372

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$-	$4,168	$-	$13,825

Cost of sales (exclusive of items shown separately below)	-	2,525	-	6,714

Gross profit	-	1,643	-	7,111

Operating expenses:
Engineering services costs	19,523	14,492	58,818	38,208
General and administrative costs	10,995	12,916	31,073	37,634
Research and development costs	9,418	13,543	36,721	30,969
Depreciation and amortization	19,029	1,172	34,877	3,457
Total operating expenses	58,965	42,123	161,489	110,268

Other income (expense):
Gain (loss) on remeasurement of warrant liabilities	7,481	(15,897)	21,454	1,669
Other income (expense), net	1,002	24,875	(5,926)	24,211
Total other income (expense), net	8,483	8,978	15,528	25,880

Loss before income tax (expense) benefit	(50,482)	(31,502)	(145,961)	(77,277)
Income tax (expense) benefit	(266)	(550)	408	(747)
Net loss before allocation to noncontrolling interest	(50,748)	(32,052)	(145,553)	(78,024)

Net loss attributable to noncontrolling interest	(29,839)	(22,286)	(89,918)	(54,613)
Net loss attributable to common stockholders	$(20,909)	$(9,766)	$(55,635)	$(23,411)
Net loss per share attributable to holders of Class A Common Stock
Basic and diluted	$(0.23)	$(0.18)	$(0.70)	$(0.45)
Weighted-average shares of Class A Common Stock outstanding
Basic and diluted	89,514,621	53,233,552	79,065,471	52,292,972

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss before allocation to noncontrolling interest	$(50,748)	$(32,052)	$(145,553)	$(78,024)
Other comprehensive loss
Foreign currency translation adjustments	(358)	(1,267)	(526)	(1,865)
Total other comprehensive loss	(358)	(1,267)	(526)	(1,865)
Total comprehensive loss before allocation to noncontrolling interest	(51,106)	(33,319)	(146,079)	(79,889)
Comprehensive loss attributable to noncontrolling interest	(30,050)	(23,083)	(90,226)	(55,915)
Comprehensive loss attributable to common stockholders	$(21,056)	$(10,236)	$(55,853)	$(23,974)

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share data)

Three Months Ended September 30, 2023
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance, June 30, 2023	89,404,419	$9	50,041,757	$5	78,163,078	$8	$282,869	$158	$(136,827)	$189,655	$335,877
Stock-based compensation	-	-	-	-	-	-	2,426	-	-	163	2,589
Issuance of common stock, net of issuance costs	-	-	-	-	-	-	(31)	-	-	(60)	(91)
Issuance of equity under employee stock plan	88,194	-	-	-	-	-	180	-	-	(135)	45
Vesting of restricted stock units	182,716	-	-	-	-	-	81	-	-	(173)	(92)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(147)	-	(211)	(358)
Net loss	-	-	-	-	-	-	-	-	(20,909)	(29,839)	(50,748)
Balance, September 30, 2023	89,675,329	$9	50,041,757	$5	78,163,078	$8	$285,525	$11	$(157,736)	$159,400	$287,222

Nine Months Ended September 30, 2023
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	71,819,926	$7	50,041,757	$5	78,163,078	$8	$235,384	$229	$(102,101)	$226,294	$359,826
Stock-based compensation	-	-	-	-	-	-	10,099	-	-	496	10,595
Issuance of common stock, net of issuance costs	13,929,297	1	-	-	-	-	36,694	-	-	26,781	63,476
Issuance of equity under employee stock plan	3,318,545	1	-	-	-	-	3,596	-	-	(3,372)	225
Vesting of restricted stock units	607,561	-	-	-	-	-	(248)	-	-	(573)	(821)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(218)	-	(308)	(526)
Net loss	-	-	-	-	-	-	-	-	(55,635)	(89,918)	(145,553)
Balance, September 30, 2023	89,675,329	$9	50,041,757	$5	78,163,078	$8	$285,525	$11	$(157,736)	$159,400	$287,222

Three Months Ended September 30, 2022
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Loss	Deficit	Interest	Equity
Balance, June 30, 2022	51,945,785	$5	51,636,922	$5	78,163,078	$8	$175,400	$(526)	$(84,106)	219,488	$310,274
Stock-based compensation	-	-	-	-	-	-	2,217	-	-	182	2,399
Issuance of common stock, net of issuance costs	2,301,013	-	-	-	-	-	8,132	-	-	10,089	18,221
Issuance of equity under employee stock plan	-	-	-	-	-	-	-	-	-	30	30
Vesting of restricted stock units	121,398	-	-	-	-	-	(331)	-	-	(86)	(417)
Warrant exercise	1,100	-	-	-	-	-	17	-	-	(2)	15
Deconsolidation of subsidiary	-	-	-	-	-	-	-	725	-	(1,251)	(526)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(470)	-	(797)	(1,267)
Net loss	-	-	-	-	-	-	-	-	(9,766)	(22,286)	(32,052)
Balance, September 30, 2022	54,369,296	$5	51,636,922	$5	78,163,078	$8	$185,435	$(271)	$(93,872)	$205,367	$296,677

Nine Months Ended September 30, 2022
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Loss	Deficit	Interest	Equity
Balance, December 31, 2021	51,730,904	$5	51,636,922	$5	78,163,078	$8	$171,155	$(433)	$(70,461)	$251,693	$351,972
Stock-based compensation	-	-	-	-	-	-	6,065	-	-	984	7,049
Issuance of common stock, net of issuance costs	2,322,982	-	-	-	-	-	8,360	-	-	10,052	18,412
Issuance of equity under employee stock plan	-	-	-	-	-	-	(228)	-	-	288	60
Vesting of restricted stock units	314,210	-	-	-	-	-	(26)	-	-	(391)	(417)
Warrant exercise	1,200	-	-	-	-	-	109	-	-	(93)	16
Deconsolidation of subsidiary	-	-	-	-	-	-	-	725	-	(1,251)	(526)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(563)	-	(1,302)	(1,865)
Net loss	-	-	-	-	-	-	-	-	(23,411)	(54,613)	(78,024)
Balance, September 30, 2022	54,369,296	$5	51,636,922	$5	78,163,078	$8	$185,435	$(271)	$(93,872)	$205,367	$296,677

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss before allocation to noncontrolling interest	$(145,553)	$(78,024)
Adjustments to reconcile net loss before noncontrolling interest to cash used in operating activities:
Gain on sale of Nano	-	(24,646)
Depreciation and amortization	34,877	3,457
Gain on remeasurement of warrant liabilities	(21,454)	(1,669)
Amortization of debt issuance costs	374	-
Non-cash lease expense	659	364
Stock-based compensation	10,595	7,093
Issuance of common stock for commitment shares	-	332
Changes in operating assets and liabilities:
Accounts receivable	-	(2,241)
Prepaid expenses and other current assets	1,601	(20,444)
Inventory	-	(2,461)
Accounts payable and accrued expenses	(6,215)	12,259
Operating lease liabilities	(605)	(323)
Deferred revenue	-	2,395
Other assets and liabilities	1,680	(17,516)
Net cash used in operating activities	(124,041)	(121,424)

Cash flows from investing activities:
Purchase of property and equipment and advance launch payments (1)	(96,462)	(45,850)
Proceeds from the sale of Nano, net of cash deconsolidated and transaction costs	-	26,036
Net cash used in investing activities	(96,462)	(19,814)

Cash flows from financing activities:
Proceeds from debt	63,500	230
Repayments of debt	(180)	-
Payment for debt issuance costs	(9,653)	-
Proceeds from issuance of common stock, net of issuance costs	63,476	16,994
Issuance of equity under employee stock plan	225	60
Proceeds from warrant exercises	-	14
Net cash provided by financing activities	117,368	17,298

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(395)	(1,068)

Net (decrease) increase in cash, cash equivalents and restricted cash	(103,530)	(125,008)
Cash, cash equivalents and restricted cash, beginning of period	239,256	324,537
Cash, cash equivalents and restricted cash, end of period	$135,726	$199,529

Supplemental disclosure of cash flow information:
Cash paid for interest	1,071	-
Non-cash transactions:
Purchases of property and equipment in accounts payable and accrued expenses	$7,120	$4,721
Right-of-use assets obtained in exchange for operating lease liabilities	6,709	1,129

(1)
Includes BlueWalker 3 test satellite construction in progress costs incurred. Refer to Note 5: Property and Equipment for detail.

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

1.
Organization and Nature of Operations

AST SpaceMobile, Inc., collectively with its subsidiaries (“SpaceMobile” or the “Company”) is currently designing and developing the constellation of BlueBird (“BB”) satellites in advance of launching its planned space-based Cellular Broadband network distributed through a constellation of Low Earth Orbit (“LEO”) satellites. Once deployed and operational, the BB satellites are designed to provide connectivity directly to standard, unmodified, off-the-shelf mobile phones or 2G/4G LTE/5G devices at broadband speeds (the “SpaceMobile Service”). At that point, the Company intends to offer the SpaceMobile Service to cellular subscribers and others through wholesale commercial agreements with cellular service providers. The Company is headquartered in Texas where it operates 185,000 square foot satellite assembly, integrating and testing (“AIT”) facilities. The Company’s intellectual property (“IP”) portfolio is diverse, containing numerous and various innovations of the direct-to-cell satellite ecosystem from space to Earth. The Company’s IP portfolio consists of 35 patent families worldwide. As of September 30, 2023, the Company has more than 3,100 patent and patent pending claims worldwide, of which approximately 1,000 have been officially granted or allowed.

The Company launched its BlueWalker 3 (“BW3”) test satellite on September 10, 2022, and announced the completion of the deployment of the communication phased array antenna of the BW3 test satellite in orbit on November 14, 2022. On April 25, 2023, the Company announced that it had successfully completed two-way voice calls directly to standard unmodified smartphones using the BW3 test satellite. On June 21, 2023, the Company announced that it had achieved repeated successful 4G download speeds of above 10 megabits per second (“Mbps”) to standard unmodified smartphones using the BW3 test satellite. On September 19, 2023, the Company announced it had achieved repeated successful two-way voice calls directly to standard unmodified smartphones using 5G connectivity and successful download speeds of approximately 14 Mbps utilizing 5 megahertz (“Mhz”) of low band spectrum via the BW3 test satellite. The Company intends to continue testing capabilities of the BW3 test satellite, including further testing with cellular service providers and devices.

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

The Company operates from multiple locations that include its corporate headquarters and 185,000 square foot AIT facilities in Texas where the final AIT is performed, and engineering and development centers elsewhere in the United States, India, Scotland, Spain, and Israel.

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

Debt

Debt agreements entered into by the Company are assessed for embedded features to determine whether they meet the definition of a derivative, and if so, are further evaluated for bifurcation of the embedded derivative from the debt instrument. Debt discount and issuance costs are comprised of costs incurred in connection with debt issuance and are presented in the unaudited condensed consolidated balance sheets as a deduction to the carrying amount of the associated debt and amortized using the effective yield method to interest expense over the term of the debt.

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

The Company’s significant accounting policies are described in Note 2: Summary of Significant Accounting Policies of the 2022 Annual Report on Form 10-K. Except for the policy updates described above, there have been no other significant changes in these significant accounting policies as compared to those described therein.

Future Adoption of Recently Issued Accounting Pronouncements

In July 2023, the FASB issued ASU 2023-02, Presentation of Financial Statements (Topic 205), Income Statement – Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation – Stock Compensation, which amends or supersedes various SEC paragraphs within the codification to conform to past announcements and guidance issued by the SEC. The amendments in this ASU reflect alignment to Staff Accounting Bulletin No. 120 ("SAB 120") that was issued by the SEC in November 2021. SAB 120 provides guidance to entities issuing share-based awards shortly before announcing material, nonpublic information. The guidance indicates that entities should consider such material nonpublic information to adjust the observable market if the effect of the release of the material nonpublic information is expected to affect the share price and the share-based awards are non-routine in nature. This ASU is effective immediately and did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

The Company’s financial assets and liabilities measured and recognized at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$118,369	$-	$-
Total assets measured at fair value	$118,369	$-	$-

Liabilities:
Public warrant liability	$10,855	$-	$-
Private placement warrant liability	-	6,637	-
Total liabilities measured at fair value	$10,855	$6,637	$-

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$230,651	$-	$-
Total assets measured at fair value	$230,651	$-	$-

Liabilities:
Public warrant liability	$22,864	$-	$-
Private placement warrant liability	-	16,082	-
Total liabilities measured at fair value	$22,864	$16,082	$-

As of September 30, 2023 and December 31, 2022, the Company had $135.7 million and $239.3 million of cash and cash equivalents and restricted cash, respectively, of which $118.4 million and $230.7 million, respectively, is classified as cash equivalents, which consists principally of short-term money market funds with original maturities of 90 days or less. As of September 30, 2023 restricted cash of $2.4 million represents a deposit into an interest reserve escrow account in accordance with the requirements under the Atlas Credit Agreement defined in Note 6: Debt, and a deposit against the bank guaranty issued to the landlord for lease of a property. As of December 31, 2022, restricted cash of $0.7 million represents a deposit against the bank guaranty issued to the landlord for lease of a property. For certain instruments, including cash, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

Warrant liabilities are comprised of both publicly issued warrants (“Public Warrants”) and private placement warrants (“Private Placement Warrants”), exercisable for shares of Class A Common Stock. Warrant liabilities are described in detail at Note 7: Warrant Liabilities. As of September 30, 2023 and December 31, 2022, the Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ASTSW”.

The Private Placement Warrants are valued using a Black-Scholes-Merton Model. As of September 30, 2023 and December 31, 2022, the Private Placement Warrants are classified as Level 2 as the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. For this reason, the Company determined that the volatility of each Private Placement Warrant is equivalent to that of each Public Warrant.

The Company’s Black-Scholes-Merton model to value Private Placement Warrants required the use of the following subjective assumption inputs:

•
The risk-free interest rate assumption was initially based on a weighted average of the three and five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. As of September 30, 2023, the risk-free rate assumption was based on the two- and three-year U.S. Treasury rates as the estimated time to expiration was 2.52 years (compared to an estimated time to expiration of 3.26 years as of December 31, 2022). An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
•
The expected volatility assumption was based on the implied volatility of the Company’s publicly-traded warrants, which as of September 30, 2023 and December 31, 2022 was 89.0% and 109.6%, respectively.
4.
Other Current Assets

Other current assets consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Advances to suppliers	$18,326	$22,947
VAT receivable	2,366	1,673
Others	392	334
Total other current assets	$21,084	$24,954

5.
Property and Equipment

Property and equipment, net consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Land	$1,350	$1,350
Buildings	13,379	10,268
Leasehold improvements	9,060	8,197
Satellite in orbit (1)	92,464	-
Lab, assembly, and integration equipment	24,494	13,657
Satellite antenna	6,448	5,142
Computer hardware and software	3,832	3,153
Other (2)	1,126	1,707
Construction in progress
BlueWalker 3 test satellite (1)	-	92,077
Satellite materials, satellites under construction, and advance launch payments(3)	105,449	10,721
Other (4)	8,196	6,696
Total property and equipment, gross	265,798	152,968
Accumulated depreciation and amortization	(41,556)	(6,979)
Total property and equipment, net	$224,242	$145,989

(1)
BlueWalker 3 test satellite was determined to be ready for its intended use on April 25, 2023 and was reclassified from Construction in progress to Satellite in orbit as of that date and depreciated over its expected remaining useful life of approximately 16 months.
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

Depreciation expense for the nine months ended September 30, 2023 and 2022 was approximately $34.9 million and $3.5 million, respectively. Depreciation expense for the three months ended September 30, 2023 and 2022 was approximately $19.0 million and $1.2 million, respectively.

6.
Debt

Long-term debt consists of the following, (in thousands):

	September 30, 2023	December 31, 2022
Senior secured credit facility (1)	$52,023	$-
Capital equipment loan	15,000	-
Term loan	4,820	5,000
Total debt	71,843	5,000
Less: current portion of long-term debt	(249)	(242)
Less: unamortized debt issuance costs (1)	(13,058)	-
Long-term debt, net of issuance costs	$58,536	$4,758
(1)
Includes estimated exit fee of $3.5 million due at maturity.

The aggregate future contractual maturities of long-term debt net of unamortized debt issuance costs were as follows as of September 30, 2023 (in thousands):

Year	As of September 30, 2023
2023	$62
2024	252
2025	2,920
2026	55,125
2027	2,466
Thereafter	11,018
Total debt	$71,843

As of September 30, 2023 and December 31, 2022, the aggregate fair value of the Company’s debt was $67.4 million and $4.3 million, respectively. The fair value of the debt has been determined under the discounted cash flow method using significant inputs derived from, or corroborated by, observable market data (Level 2 inputs).

During the three and nine months ended September 30, 2023, the Company recognized $1.4 million and $1.5 million, respectively, of interest expense related to the debt noted above. The interest expense included amortization of debt issuance costs of $0.4 million for the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company recognized $0.1 million and $0.2 million, respectively, in interest expense related to the Term loan. No amortization of debt issuance costs were incurred in the three and nine months ended September 30, 2022. Interest expense is included in Other income (expense), net in the accompanying unaudited condensed consolidated statements of operations.

As of September 30, 2023, the Company was in compliance with all debt covenants requirements.

Senior secured credit facility

On August 14, 2023, AST LLC entered into a senior secured term loan credit agreement with ACP Post Oak Credit II LLC as administrative agent and collateral agent and Atlas Credit Partners, LLC (“Atlas”) as lender, providing for a principal loan commitment of up to $100.0 million (the “Atlas Credit Agreement”), of which $48.5 million was borrowed upon closing (“Senior secured credit facility loan”). In addition, a two-year collateral protection insurance policy was issued to the lenders and a cash premium based on a single digit percentage of the amount drawn was paid to the insurance provider thereunder (the “Cash Premium”). An additional amount of up to $51.5 million may be borrowed only to the extent the Company raises additional capital through equity raises and obtains an additional collateral protection insurance policy such that the Company has insurance coverage equal to at least the amount of borrowings under the facility.

The initial borrowing of $48.5 million accrues interest at a fixed rate equal to the three-month secured overnight financing rate (“SOFR”) as of the closing date plus 9.625% per annum equal to 14.75% (the “Atlas Fixed Rate”) payable on the last business day of each fiscal quarter. The borrowing amounts are payable at maturity on August 14, 2026 and are subject to mandatory prepayments upon the occurrence of certain specified events. For any additional borrowings of up to $51.5 million, the Company shall have the same interest rate, maturity date and other terms as the initial borrowings of $48.5 million drawn on the closing date.

Upon closing, the Company received proceeds of $37.2 million, net of debt issuance costs of $9.5 million and deposit of $1.8 million into an interest reserve escrow account. Debt issuance costs of $9.5 million consist of agent fees, offering expenses, and two years of cash premium. Debt issuance costs also includes an estimated exit fee of $3.5 million equal to $2.8 million plus 1.50% of any undrawn commitments payable upon maturity. Total debt issuance costs are accreted to interest expense over the term of the Atlas Credit Agreement using the effective interest method. The Company intends to use the net proceeds for general corporate purposes as permitted under the Atlas Credit Agreement.

Borrowings are secured by substantially all of the assets of the Company and its subsidiaries other than the assets of certain excluded subsidiaries. The Atlas Credit Agreement contains customary affirmative and negative covenants, requires the Company to maintain certain levels of liquidity, limits the Company’s ability to incur additional indebtedness, make restricted payments (including cash dividends on common stock), and sell or otherwise dispose of its assets, among other restrictions.

The Company has the option to prepay all or part of the outstanding principal balance of the Senior secured credit facility loan. Any repayment of principal prior to the eighteenth-month anniversary of closing will be subject to a call premium equal to the present value of all interest payments due through the eighteenth-month anniversary, calculated using a discount rate equal to the applicable treasury rate as of the repayment date plus 50 basis points.

The amount borrowed and outstanding shall be mandatorily repaid in the case of certain events as specified in the Atlas Credit Agreement. Specifically, in the event of a Change in Control, Atlas has the right to immediately redeem all outstanding borrowings at a price of 101% of the outstanding principal amount plus the call premium and accrued and unpaid cash interest. This mandatory prepayment qualifies as an embedded derivative requiring bifurcation. The Company determined the fair value of the mandatory prepayment derivative feature is immaterial as of September 30, 2023.

Capital equipment loan

On August 14, 2023, AST LLC and certain other subsidiaries of the Company entered into a loan agreement with Lone Star State Bank of West Texas (“Lone Star”) as lender, providing for $15.0 million principal term loan commitment secured by certain real property fixtures and equipment in one of the Company’s Texas facilities (the “Lone Star Loan Agreement”) of which the entire term loan amount was borrowed on September 19, 2023. The Lone Star Loan Agreement includes certain customary affirmative and negative covenants. The Company intends to use the net proceeds for general corporate purposes.

Borrowings accrue interest at the Prime Rate plus 0.75%, subject to a ceiling rate. As of September 30, 2023, the effective interest rate on the borrowings is 9.48% per annum. Interest payments are due and payable on a monthly basis. Interest payments began in September 2023 and principal payments will begin in April 2025. Principal repayments are thereafter due in 48 equal monthly installments until January 2029, the maturity date of the loan. In connection with the Lone Star Loan Agreement, the Company deposited a cash balance of $15.0 million in the Lone Star Bank Money Market Fund. This cash balance will be converted to restricted cash if the Company fails to maintain a consolidated balance of cash and cash equivalents of at least $75.0 million. This restricted cash will be used to offset against the term loan obligations if the Company fails to maintain a consolidated balance of cash and cash equivalents of at least $50.0 million.

Term loan

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

Borrowings under the Term loan bear interest at a fixed rate equal to 4.20% per annum until December 2026, and from December 2026 until December 2028 at a fixed rate per annum equal to 4.20% plus adjustment if the index rate as defined in the Credit Agreement is greater than 4.20%, subject to a maximum interest rate of 4.90% per annum. Outstanding principal and accrued interest is due and payable in monthly installments commencing in January 2023 and will continue until November 2028, with the final remaining balance of unpaid principal and interest due and payable in December 2028.

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

During the nine months ended September 30, 2023, no Public Warrants were exercised as compared to 1,200 Public Warrants exercised during the nine months ended September 30, 2022 at a price of $11.50 per share, resulting in cash proceeds of approximately $13,800 and the issuance of 1,200 shares of Class A Common Stock. No Private Placement Warrants were converted to Public Warrants during the nine months ended September 30, 2023 as compared to 50,000 Private Placement Warrants converted to Public Warrants during the nine months ended September 30, 2022. At September 30, 2023 and December 31, 2022, there were 11,547,600 Public Warrants and 6,050,000 Private Placement Warrants outstanding.

As of September 30, 2023 and December 31, 2022, the Company recorded warrant liabilities of $17.5 million and $38.9 million in the unaudited condensed consolidated balance sheets, respectively. For the three and nine months ended September 30, 2023, the Company recognized a gain of $7.5 million and $21.5 million, respectively, on the change in the fair value of the warrant liabilities in the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company recognized a loss of $(15.9) million and a gain of $1.7 million, respectively, on the change in the fair value of the warrant liabilities in the unaudited condensed consolidated statements of operations.

8.
Stockholders’ Equity

Class A Common Stock

At September 30, 2023, there were 89,675,329 shares of Class A Common Stock issued and outstanding. Holders of Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 800,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class B Common Stock

At September 30, 2023, there were 50,041,757 shares of Class B Common Stock issued and outstanding. Shares of Class B Common Stock were issued to then existing equity holders of AST LLC (other than Abel Avellan, the Company’s Chairman and Chief Executive Officer (“Mr. Avellan”)) at the time of Business Combination and are noneconomic, but entitle the holder to one vote per share. The Company is authorized to issue 200,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.

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

Class C Common Stock

At September 30, 2023, there were 78,163,078 shares of Class C Common Stock issued and outstanding. Shares of Class C Common Stock were issued to Mr. Avellan in connection with the Business Combination and are non-economic, but entitle the holder to the lesser of ten votes per share and the Class C Share Voting Amount, the latter of which is a number of votes per share equal to (1) (x) an amount of votes equal to 88.3% of the total voting power of the outstanding voting stock, minus (y) the total voting power of the outstanding capital stock (other than Class C Common Stock) owned or controlled by Mr. Avellan and his permitted transferees, divided by (2) the number of shares of Class C Common Stock then outstanding (the “Super-Voting Rights”). The Company is authorized to issue 125,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

Mr. Avellan owns economic interests in AST LLC which are redeemable into either shares of Class A Common Stock on a one-for-one basis or cash at the option of the Redemption Election Committee. Upon redemption of the AST LLC Common Units by Mr. Avellan a corresponding number of shares of Class C Common Stock held by Mr. Avellan will be cancelled. Correspondingly, the Super-Voting Rights associated with the shares of Class C Common Stock cancelled will be terminated.

Preferred Stock

At September 30, 2023 there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

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

Changes in the Company’s ownership interest in AST LLC while retaining control of AST LLC are accounted for as equity transactions. Each issuance of the Class A Common Stock is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in a change in ownership and reduction in noncontrolling interest. At September 30, 2023, there were 11,547,600 Public Warrants and 6,050,000 Private Placement Warrants outstanding (see Note 7: Warrant Liabilities for further details), each of which entitles the holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share. Each warrant exercise is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in a change in ownership and reduces the amount recorded as noncontrolling interest and increases additional paid-in capital.

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

As of September 30, 2023 and December 31, 2022, the noncontrolling interest in AST LLC was approximately 58.9% and 64.2%, respectively. The decrease in noncontrolling interest percentage during the nine months ended September 30, 2023 was a result of the issuance of Class A Common Stock under the Common Stock Offering and Equity Distribution Agreement, exercise of options to purchase AST LLC Incentive Equity Units, redemption of AST LLC Common Units in exchange for Class A Common Stock and the vesting of the Company’s restricted stock units.

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

Under the Common Stock Purchase Agreement, the Company had issued 1,756,993 shares of its Class A Common Stock as of December 31, 2022, resulting in net proceeds of $13.4 million. The Company did not issue any shares of its Class A Common Stock under the Common Stock Purchase Agreement during the nine months ended September 30, 2023. Proceeds from the sale of the Class A Common Stock under the Common Stock Purchase Agreement were, and are, expected to continue to be used for general corporate purposes.

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

Under the Sales Agreement, the Company had issued 2,697,091 shares of its Class A Common Stock as of December 31, 2022, aggregating to proceeds of $20.0 million, net of commissions paid to the agents and transaction costs. The Company issued an additional 1,429,297 shares of its Class A Common Stock during the nine months ended September 30, 2023, resulting in aggregate proceeds of $7.0 million, net of commissions paid to the agents and transaction costs of $0.5 million. The Company did not issue any shares of its Class A Common Stock under the Sales Agreement during the three months ended September 30, 2023. Proceeds from the sale of the Class A Common Stock under the Sales Agreement were, and are, expected to continue to be used for general corporate purposes.

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

9.
Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation, measured at the grant date based on the fair value of the award, is typically recognized ratably over the requisite services period, using the straight-line method of expense attribution. The Company recorded stock-based compensation expense in the following categories of its unaudited condensed consolidated statements of operations and balance sheets (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Engineering services costs	$1,507	$1,281	$7,357	$3,546
General and administrative costs	1,082	1,118	3,238	3,547
BlueWalker 3 test satellite - construction in progress (1)	-	-	-	(44)
Total	$2,589	$2,399	$10,595	$7,049
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

As of September 30, 2023, AST LLC was authorized to issue a total of 12,812,959 Incentive Equity Units under a reserve set aside for equity awards. As of September 30, 2023, there were options to acquire 7,770,905 Incentive Equity Units outstanding under the AST LLC Incentive Plan.

The following table summarizes AST LLC’s option activity for the nine months ended September 30, 2023:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2022	10,767,799	$0.83	5.87
Granted	-	-
Exercised	(2,972,581)	0.08
Cancelled or forfeited	(24,313)	3.40
Outstanding at September 30, 2023	7,770,905	$1.11	6.02
Options exercisable as of September 30, 2023	5,781,431	$0.87	5.85
Vested and expected to vest at September 30, 2023	6,391,487	$1.24	5.93

The following table summarizes the Company’s unvested option activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	2,645,240	$0.80
Granted	-	-
Vested	(634,979)	0.76
Forfeited	(20,787)	2.29
Unvested at September 30, 2023	1,989,474	$0.80

There were no stock options granted during the nine months ended September 30, 2023 and 2022.

As of September 30, 2023, total unrecognized compensation expense related to the unvested stock options was $1.2 million, which is expected to be recognized over a weighted average period of 1.5 years.

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

Stock Options

As of September 30, 2023, there were 3,486,350 service-based options outstanding under the 2020 Plan.

The following table summarizes the Company’s option activity under the 2020 Plan for the nine months ended September 30, 2023:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2022	3,697,649	$9.71	9.07
Granted	288,300	5.28
Exercised	-	-
Cancelled or forfeited	(499,599)	9.07
Outstanding at September 30, 2023	3,486,350	$9.29	8.55
Options exercisable as of September 30, 2023	1,363,893	$10.07	8.02
Vested and expected to vest at September 30, 2023	3,436,350	$9.25	8.54

The following table summarizes the Company’s unvested option activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	2,959,596	$4.26
Granted	288,300	2.53
Vested	(795,927)	4.39
Forfeited	(329,512)	4.47
Unvested at September 30, 2023	2,122,457	$3.95

The weighted-average grant-date fair value per share of stock options granted during the nine months ended September 30, 2023 and the nine months ended September 30, 2022 was $2.53 and $4.01, respectively.

As of September 30, 2023, total unrecognized compensation expense related to the unvested stock options was $7.9 million, which is expected to be recognized over a weighted average period of 2.63 years.

Restricted Stock Units

As of September 30, 2023, there were 2,881,507 restricted stock units outstanding under the 2020 Plan.

The following table summarizes the Company’s unvested restricted stock unit activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	3,246,220	$9.65
Granted	507,500	5.28
Vested	(748,213)	10.40
Forfeited	(124,000)	8.28
Unvested at September 30, 2023	2,881,507	$8.74

As of September 30, 2023, total unrecognized compensation expense related to the unvested restricted stock units was $14.5 million, which is expected to be recognized over a weighted average period of 2.69 years.

SpaceMobile 2020 Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”). The aggregate number of common stock shares that may be issued pursuant to rights granted under the ESPP is 2,000,000 shares. If any right granted under the ESPP shall for any reason terminate without having been exercised, the shares not purchased under such right shall again become available for issuance under the ESPP. As of September 30, 2023, the Company had not issued any awards under this plan.

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

The carrying amount of assets, liabilities, and noncontrolling interest attributable to Nano were deconsolidated on September 6, 2022 and the Company recognized a net gain of $24.6 million and $24.5 million in other income (expense), net in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2022 and in the audited consolidated statement of operations for the twelve months December 31, 2022, respectively. The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 included the results of operations and cash flows of Nano. The revenues and cost of sales for the three and nine months ended September 30, 2022 were exclusively related to Nano.

Nano recognized revenue related to sales of manufactured small satellites and their components, as well as launch related services. This was the Company’s only source of revenue during the three and nine months ended September 30, 2022 and until the sale of Nano on September 6, 2022. Revenue recognized over time versus revenue recognized upon transfer during the three and nine months ended September 30, 2022 was as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Revenue from performance obligations recognized over time	$3,998	$12,491
Revenue from performance obligations recognized at point-in-time transfer	170	1,334
Total	$4,168	$13,825

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

The consolidated effective tax rate for the three and nine months ended September 30, 2023 was (0.53%) and 0.28%, respectively and the consolidated effective tax rate for the three and nine months ended September 30, 2022 was (1.75%) and (0.97%) respectively. The difference in the effective rates between periods is largely driven by changes in the valuation allowance recorded against certain of the Company’s net deferred tax assets. The difference between the federal statutory tax rate of 21% and the effective tax rate is primarily driven by the Company’s Up-C organizational structure and allocation of AST LLC results to noncontrolling interest holders and the valuation allowance recorded against the Company’s net deferred tax assets.

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

The Company had no uncertain tax positions as of September 30, 2023 and December 31, 2022.

In conjunction with the Business Combination, the Company also entered into the Tax Receivable Agreement (“TRA”) with AST LLC. Pursuant to the TRA, the Company is required to pay TRA holders (as defined in the TRA) (i) 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) existing tax basis of certain assets of AST LLC and its subsidiaries attributable to the AST LLC Common Units, (B) tax basis adjustments resulting from taxable exchanges of AST LLC Common Units acquired by the Company, (C) tax deductions in respect of portions of certain payments made under the TRA, and (D) certain tax attributes that are acquired directly or indirectly by the Company pursuant to a reorganization transaction. All such payments to the TRA holders (as defined in the TRA) are the obligations of the Company, and not those of AST LLC. As of September 30, 2023, there have been no TRA liabilities recorded.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock (in thousands, except share and per share data):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Numerator
Net loss before allocation to noncontrolling interest	$(50,748)	$(145,553)
Net loss attributable to noncontrolling interest	(29,839)	(89,918)
Net loss attributable to common stockholders - basic and diluted	$(20,909)	$(55,635)
Denominator
Weighted-average shares of Class A Common Stock outstanding - basic and diluted	89,514,621	79,065,471
Net loss per share attributable to holders of Class A Common Stock - basic and diluted	$(0.23)	$(0.70)

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Numerator
Net loss before allocation to noncontrolling interest	$(32,052)	$(78,024)
Net loss attributable to noncontrolling interest	(22,286)	(54,613)
Net loss attributable to common stockholders - basic and diluted	$(9,766)	$(23,411)
Denominator
Weighted-average shares of Class A Common Stock outstanding - basic and diluted	53,233,552	52,292,972
Net loss per share attributable to holders of Class A Common Stock - basic and diluted	$(0.18)	$(0.45)

As of September 30, 2023, the Company excluded from the calculation of diluted earnings per share 50,041,757 shares of Class B Common Stock, 78,163,078 shares of Class C Common Stock, 11,547,600 Public Warrants, 6,050,000 Private Placement Warrants, and 1,243,125 unvested performance-based restricted stock units as their effect would have been to reduce the net loss per share. Therefore, the weighted-average number of shares of Class A Common Stock outstanding used to calculate both basic and diluted net loss per share of Class A Common Stock is the same.

Shares of the Class B Common Stock and Class C Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock and Class C Common Stock under the two-class method has not been presented.

13.
Commitments and Contingencies

Legal Proceedings

From time to time, the Company may be involved in legal proceedings or subject to claims arising in the ordinary course of business. Such proceedings or claims are subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. The Company accrues for loss contingencies that management deems to be probable and reasonably estimable. The Company does not anticipate any claims with a reasonably possible adverse outcome to have a material impact.

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

American Tower

AST LLC and American Tower have entered into a side letter agreement that was subsequently amended and restated on December 15, 2020 to reflect the transactions and agreements contemplated by the Equity Purchase Agreement between AST LLC and New Providence Acquisition Corp. (“NPA”), the predecessor to the Company (the “Amended and Restated Letter Agreement”). The Amended and Restated Letter Agreement contemplates that AST LLC and American Tower will enter into commercial agreements to use American Tower facilities for the terrestrial gateway facilities in certain markets. The term of the operational agreement between us and American Tower is for an anticipated five years after the initial launch of commercial mobile services by AST LLC.

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

The Rakuten Agreement includes key performance indicators (“KPIs”) associated with the number of satellites launched, timing and coverage of the SpaceMobile Service in Japan in a phased manner that AST LLC was obligated to meet by June 2023. In connection with AST LLC’s inability to meet the applicable KPIs stated in the Rakuten Agreement by the deadline, the Company recognized an expense of $10.0 million recorded in Other income (expense), net in the first quarter of 2023 and paid the amount in the third quarter of 2023.

Support Services Agreement

On January 20, 2020, the Company entered into the Support Services Agreement with Finser Corporation (“Finser”), which is part of the Cisneros Group of Companies, of which Ms. Adriana Cisneros, a member of the Company’s Board of Directors, is the Chief Executive Officer, whereby Finser provided the Company with certain consulting and administrative support services. The Company incurred less than $0.1 million in consulting services for the three and nine months ended September 30, 2022, which were included within the general and administrative expenses in the unaudited condensed consolidated statements of operations. The agreement terminated on June 30, 2022.

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

Overview

We are building the first and only global Cellular Broadband network in space to operate directly with off-the-shelf and unmodified 2G/4G LTE/5G devices utilizing our extensive IP and patent portfolio. Our SpaceMobile Service is being designed to provide cost-effective, high-speed Cellular Broadband services to end-users who are out of terrestrial cellular coverage using existing mobile devices. The SpaceMobile Service currently is planned to be provided by a constellation of high-powered, large phased-array satellites in Low Earth Orbit (“LEO”) using low band and middle band spectrum controlled by Mobile Network Operators (“MNOs”). We are headquartered in Texas where we operate 185,000 square foot satellite assembly, integrating and testing (“AIT”) facilities. Our intellectual property (“IP”) portfolio is diverse, containing numerous and various innovations of the direct-to-cell satellite ecosystem from space to Earth. Our IP portfolio consists of 35 patent families worldwide. As of September 30, 2023, we had more than 3,100 patent and patent pending claims worldwide, of which approximately 1,000 have been officially granted or allowed.

We intend to work with MNOs to offer the SpaceMobile Service to the MNOs’ end-user customers. Our vision is that users will not need to subscribe to the SpaceMobile Service directly through us, nor will they need to purchase any new or additional equipment. Instead, users will be able to access the SpaceMobile Service when prompted on their mobile device that they are no longer within range of the land-based facilities of the MNO operator or will be able to purchase a plan directly with their existing mobile provider. We generally seek to use a revenue-sharing business model for SpaceMobile Service in our agreements with MNOs.

The SpaceMobile Service is expected to be highly attractive to MNOs as it will enable them to improve and differentiate their service offering without significant incremental capital investments. The SpaceMobile Service is expected to enable MNOs to augment and extend their coverage without building towers or other land-based infrastructure, including where it is not cost-justified or is difficult due to geographical challenges. As a result of the incremental coverage created by the planned SpaceMobile Service, we believe that MNOs will have the opportunity to increase subscribers’ average revenue per unit (“ARPU”).

On April 1, 2019, we launched our first test satellite, BW1, which was used to validate our satellite to cellular architecture and was capable of managing communications delays from LEO and the effects of doppler in a satellite to ground cellular environment using the 4G-LTE protocol.

We launched our BlueWalker 3 (“BW3”) test satellite on September 10, 2022. On November 14, 2022, we announced the completion of the deployment of the communication phased array antenna of the BW3 test satellite in orbit. On April 25, 2023, we announced that we had successfully completed two-way voice calls directly to standard unmodified smartphones using the BW3 test satellite. In addition to test calls, we performed the initial compatibility tests on a variety of smartphones and devices, exchanging SIM and network information directly to the BW3 test satellite, a necessary capability to provide broadband connectivity from space. These initial test calls validated our patented systems and architecture to establish cellular connections with unmodified cellular devices. Accordingly, we determined that the BW3 test satellite was ready for its intended use as of April 25, 2023 and began depreciating it over its estimated remaining useful life of approximately 16 months. On June 21, 2023, we announced that we had achieved repeated successful 4G download speeds of above 10 megabits per second (“Mbps”) during testing of BW3. On September 19, 2023 we announced that we had achieved repeated successful two-way voice calls directly to standard unmodified smartphones using 5G connectivity and successful download speeds of approximately 14 Mbps utilizing 5 megahertz (“Mhz”) of low band spectrum via the BW3 test satellite. We intend to continue testing capabilities of the BW3 test satellite, including further testing with cellular service providers and devices.

We are also currently designing and assembling our constellation of BlueBird (“BB”) satellites. We are leveraging skills, know-how and technological expertise derived from the design and assembly of our BW3 test satellite in the development and assembly of our BB satellite platform. We are currently assembling the first generation of commercial BB satellites (“Block 1 BB satellites”). We expect the Block 1 BB satellites will be of similar size and weight to the BW3 test satellite and have design improvements for enhanced power efficiency and throughput designed to increase capacity and coverage capability. We currently expect to launch five Block 1 BB satellites during the first quarter of 2024 and have entered into and substantially completed payment for a launch services agreement for the launch of the first five Block 1 BB satellites. The exact timing of the launch, which is expected to carry five Block 1 BB satellites, is contingent on a number of factors, including timely supply of materials and components by the vendors, satisfactory and timely completion of assembly and testing of five Block 1 BB satellites and other factors, many of which are beyond our control. The SpaceMobile Service has not been launched and therefore has not yet generated any revenue. Following the launch and deployment of five Block 1 BB satellites, we currently plan to initiate a limited, noncontinuous SpaceMobile Service in targeted geographical areas, including in the United States, and seek to generate revenue from such service. Prior to initiating such service, we will need to obtain regulatory approvals in each jurisdiction where we would provide such service and would need to enter into definitive agreements with MNOs and governmental entities relating to the offering of such service in each jurisdiction. We expect to enter into commercial agreements with MNOs and governmental entities for the use of our five Block 1 BB satellites, although there can be no assurance that we will be successful in entering into these agreement on terms acceptable to us or at all. If we are successful in entering into these agreements, we expect to generate revenue in 2024. We also are seeking to generate revenue from the resale of gateway equipment and stations and related services to MNOs and third parties beginning in 2024.

We believe the deployment of Block 1 BB satellites and subsequent initiation of limited noncontinuous SpaceMobile Service will help to demonstrate the advantages of a satellite-based Cellular Broadband service in the marketplace. This market activity may commence while we continue the development and testing of the next generation of our BB satellites.

Our next generation of BB satellites (“Block 2 BB satellites”) are expected to derive greater performance through the introduction of our own AST5000 Application Specific Integrated Circuit (“ASIC”) chip, which we believe will provide materially greater throughput capacity, require less power and offer a lower overall unit cost. We expect that the Block 2 BB satellites will also benefit from the advantages of a larger aperture array which provides greater spectrum reuse, enhanced signal strength and increased capacity, thereby reducing the necessary number of satellites to achieve service as compared to smaller apertures. We plan to begin the assembly, integration and testing of the Block 2 BB satellites in 2024, subject to our ability to successfully raise additional capital for development of the Block 2 BB satellites. We would also need to enter into launch agreements for the launch of the Block 2 BB satellites. The exact timing of launch of any Block 2 BB satellites is contingent on a number of factors, including satisfactory and timely completion of the design, assembly and testing of the Block 2 BB satellites, our ability to execute agreements for the launch of the Block 2 satellites, availability of launch vehicles and launch windows by the launch providers, our ability to raise additional capital, and other factors, many of which are beyond our control.

We are developing a phased satellite deployment plan and corresponding commercial launch plan of the SpaceMobile Service based on targeted geographical areas to provide the SpaceMobile Service to the most commercially attractive MNO markets. This prioritization of coverage is designed to minimize the capital required to initiate and operate commercial service that generates cash flows from operating activities sooner. We expect that such a successful commercial service would enable us to attract additional capital to continue to assemble and launch additional BB satellites to expand our capacity and geographic coverage area, although there can be no assurance that such capital would be available on terms acceptable to us, or at all.

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

We have completed the research and development (“R&D”) programs associated with the design and development of Block 1 BB satellites. We have also substantially completed the procurement of required subsystems and components, the industrialization of our assembly, integration, and testing facilities and processes and are continuing to make progress on the production of the five Block 1 BB satellites. We are continuing to expand our efforts for the development of ground infrastructure and gateways to which we will integrate our SpaceMobile service into the MNOs’ infrastructure and enable us to initiate commercial services after the launch and deployment of the first five Block 1 BB satellites. We are continuing to make progress on the design and development of certain subsystems of the Block 2 BB satellites and the substantial completion of the design and readiness for tape-out of our ASIC chip.

We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. Please refer to Risk Factors contained in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Impact of COVID-19, Global Macroeconomic and Geopolitical Conflicts

We continue to closely monitor the impact of COVID-19 and macroeconomic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policies, higher interest rates, volatility in the capital markets, supply chain challenges, and geopolitical conflicts on all aspects of our business across geographies, including how it has and may continue to impact our operations, workforce, suppliers, and our ability to raise additional capital to fund operating and capital expenditures.

Changes in the prices of satellite materials due to inflation, supply chain challenges, and other macroeconomic factors may affect our capital costs estimates to build and launch the satellite constellation and adversely affect our financial condition. The extent of impact of these factors on our business will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. To date, these factors have not had a material impact to our technology development efforts or results of our operations. However, if macroeconomic conditions deteriorate or there are unforeseen developments, our results of operations and financial condition may be adversely affected.

We operate from multiple locations that include our corporate headquarters and 185,000 square foot AIT facilities in Texas where the final AIT is performed, and engineering and development centers elsewhere in the United States, India, Scotland, Spain and Israel. Our operations in Israel constitute less than 5% of the consolidated total assets of the Company. To date, our operations in Israel have not been materially impacted by the geopolitical conflict in the Middle East. We currently do not expect potential interruptions to our operations in Israel to have a material impact on the Company.

Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial performance has been, and we expect our financial performance in the future to be driven by our ability to execute on our strategy. Our future results of operations could differ materially from the historical results of operations as we expect to complete the assembly and launch the five Block 1 BB satellites in the first quarter of 2024, complete the ASIC design, set up ground cellular and infrastructure in preparation for commercial services, and continue the research and development for design and development of Block 2 BB satellites.

Components of Results of Operations

Revenues

To date, we have not generated any revenues from our SpaceMobile Service. All revenues during the three and nine months ended September 30, 2022 were generated from the development and manufacture of satellite technology, and ancillary sales and services globally by our former subsidiary, Nano. Nano also sold individual satellite parts, subsystems, and software to be configured to customers’ satellites, and entered into “rideshare” type agreements whereby Nano provided hosted payload services using customers’ payloads integrated with Nano-owned satellite buses for scheduled launches. Following the completion of the sale of Nano on September 6, 2022, we no longer generate any revenue. Following the launch and deployment of five Block 1 BB satellites, we currently plan to initiate a limited, noncontinuous SpaceMobile Service in targeted geographical areas, including in the United States, subject to obtaining regulatory approval and negotiating and executing definitive agreements with MNOs and governmental entities, and seek to generate revenue from such service. We also will seek to generate revenue from the resale of gateway equipment and stations and associated services to MNOs and third parties.

Cost of Sales

Cost of sales during the three and nine months ended September 30, 2022 consisted of the costs of various materials used and services performed, including employee costs and overhead costs to fulfill Nano’s sales contracts. Following the completion of the sale of Nano on September 6, 2022, we do not expect to generate revenue and incur associated cost of sales in future periods until we launch the SpaceMobile Service and/or begin to generate revenue from the resale of gateway equipment and stations and associated services to MNOs and third parties.

Engineering Services Costs

Engineering services costs are charged to expense as incurred. Engineering costs consist primarily of the cost of employees and consultants involved in the design, development, assembly, integration and testing of our satellites, managing our network, ground infrastructure, and satellite operations centers, travel expenses of engineering staff, and general expenses related to AIT facilities and engineering development centers.

General and Administrative Costs

General and administrative costs include the costs of insurance, cost of non-engineering personnel and personnel related expenses, software licensing and subscriptions, office and facilities expenses, investor relations, and professional services, including public relations, accounting and legal fees.

Research and Development Costs

R&D costs consist principally of development activities in which we typically engage third-party vendors and are largely driven by the achievement of milestones that trigger payments. R&D costs are expected to fluctuate quarter over quarter depending on achievement of milestones.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of interest earned on cash and cash equivalents held by us in interest bearing demand deposit accounts, net of any interest expense associated with our debt arrangements, and other non-operating expense and income, including foreign exchange gains or losses.

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

Noncontrolling Interest

Noncontrolling interest primarily represents the equity interest in AST LLC held by members other than the Company. As of September 30, 2023, noncontrolling interest in AST LLC was approximately 58.9%. For the three and nine months ended September 30, 2022, and up to September 6, 2022, noncontrolling interest also included approximately 49% equity interests in our former subsidiary, Nano, held by equityholders other than the Company. On September 6, 2022, the noncontrolling interest in Nano was eliminated in connection with the sale of the Company’s 51% interest in Nano. We attributed a portion of net income or loss generated at AST LLC and Nano to the noncontrolling interest based on their ownership interests.

Results of Operations

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

We report our results of operations under one operating segment. The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the three months ended September 30, 2023 and 2022 (in thousands) and the discussion that follows compares the three months ended September 30, 2023 to the three months ended September 30, 2022.

	For the Three Months Ended September 30,
	(unaudited)
	2023	2022	$ Change	% Change
Revenues	$-	$4,168	$(4,168)	(100)%

Cost of sales (exclusive of items shown separately below)	-	2,525	(2,525)	(100)

Gross profit	-	1,643	(1,643)	(100)

Operating expenses:
Engineering services costs	19,523	14,492	5,031	35
General and administrative costs	10,995	12,916	(1,921)	(15)
Research and development costs	9,418	13,543	(4,125)	(30)
Depreciation and amortization	19,029	1,172	17,857	1,524
Total operating expenses	58,965	42,123	16,842	40

Other income (expense):
Gain (loss) on remeasurement of warrant liabilities	7,481	(15,897)	23,378	(147)
Other income, net	1,002	24,875	(23,873)	(96)
Total other income (expense), net	8,483	8,978	(495)	(6)

Loss before income tax expense	(50,482)	(31,502)	(18,980)	(60)
Income tax expense	(266)	(550)	284	52
Net loss before allocation to noncontrolling interest	(50,748)	(32,052)	(18,696)	(58)

Net loss attributable to noncontrolling interest	(29,839)	(22,286)	(7,553)	(34)
Net loss attributable to common stockholders	$(20,909)	$(9,766)	$(11,143)	(114)%

Revenues

All revenues during the three months ended September 30, 2022, were generated from the development and manufacture of satellite technology, and ancillary sales and services globally by our former subsidiary, Nano. Following the completion of the sale of Nano on September 6, 2022, we no longer generate revenue.

Cost of Sales

Cost of sales during the three months ended September 30, 2022 consisted of the costs of various materials used and services performed, including employee costs and overhead costs to fulfill Nano’s sales contracts. Following the completion of the sale of Nano on September 6, 2022, we no longer generate revenue and incur associated cost of sales.

Engineering Services Costs

Total engineering services costs increased by $5.0 million, or 35%, to $19.5 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was primarily attributable to a $2.4 million increase in AIT facilities and activities and engineering development centers costs including managing mission operations and ground infrastructure, a $1.7 million increase in payroll and employee related costs, including stock-based compensation expense, due to an increase in headcount, and an increase of $0.9 million in costs related to prototyping and preparation for production activities, and travel costs.

General and Administrative Costs

Total general and administrative costs decreased by $1.9 million, or 15%, to $11.0 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease was primarily driven by elimination of $1.9 million of costs related to Nano as Nano is no longer consolidated following its sale in September 2022.

Research and Development Costs

Total R&D costs decreased by $4.1 million, or 30%, to $9.4 million for the three months ended September 30, 2023 as compared to three months ended September 30, 2022. R&D costs during the three months ended September 30, 2023 primarily relate to completion of design and development of BB Block 1 satellites, ongoing design and development of certain subsystems for the BB Block 2 satellites, ASIC design, and development of ground infrastructure programs for commercial readiness. R&D costs during the three months ended September 30, 2022 primarily relate to the design and development of the BB Block 1 and BB Block 2 satellites and ASIC design. The decrease in R&D costs was primarily due to substantial completion of design and development of certain subsystems for the BB Block 2 satellites and reduced expenditure on the ASIC program during the current period, offset by an increase in costs related to ground infrastructure programs for commercial readiness. R&D costs in the future periods will be driven by the remaining development programs of the BB Block 2 satellites which are expected to fluctuate quarter over quarter depending on the completion of milestones.

Depreciation and Amortization

Total depreciation and amortization expense increased by $17.9 million, or 1524%, to $19.0 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was primarily due to commencing depreciation of the BW3 test satellite from April 25, 2023, the date on which we determined that BW3 had met its intended use.

Gain (Loss) on Remeasurement of Warrant Liabilities

The decrease in fair value of warrant liabilities resulted in a gain of $7.5 million for the three months ended September 30, 2023 as compared to the loss of $15.9 million for the three months ended September 30, 2022.

Other Income, net

Total other income, net decreased by $23.9 million, or 96%, to $1.0 million for the three months ended September 30, 2023, as compared to the other income, net of $24.9 million for the three months ended September 30, 2022. The decrease was primarily attributed to the net gain of $24.6 million recognized in connection with the sale of Nano on September 6, 2022 and an increase of $1.3 million in interest expense incurred in connection with our debt, offset by an increase of $1.1 million in interest income from the cash and cash equivalents held at financial institutions, $0.6 million of transaction costs incurred in connection with the Common Stock Purchase Agreement in the three months ended September 30, 2022, and an increase of $0.3 million in foreign exchange gain and other non-operating income.

Income Tax Expense

The income tax expense was $0.3 million for the three months ended September 30, 2023 as compared to $0.6 million for the three months ended September 30, 2022. The consolidated effective tax rate for the three months ended September 30, 2023 and September 30, 2022 was (0.53%) and (1.75%), respectively. Refer to Note 11: Income Taxes in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $29.8 million for the three months ended September 30, 2023 as compared to $(22.3) million in the three months ended September 30, 2022. This increase in net loss correlates with the increase in net loss generated at AST LLC given the noncontrolling interest represents a portion of such net loss.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

We report our results of operations under one operating segment. The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2023 and 2022 (in thousands) and the discussion that follows compares the nine months ended September 30, 2023 to the nine months ended September 30, 2022.

	For the Nine Months Ended September 30,
	(unaudited)
	2023	2022	$ Change	% Change
Revenues	$-	$13,825	$(13,825)	(100)%

Cost of sales (exclusive of items shown separately below)	-	6,714	(6,714)	(100)

Gross profit	-	7,111	(7,111)	(100)

Operating expenses:
Engineering services costs	58,818	38,208	20,610	54
General and administrative costs	31,073	37,634	(6,561)	(17)
Research and development costs	36,721	30,969	5,752	19
Depreciation and amortization	34,877	3,457	31,420	909
Total operating expenses	161,489	110,268	51,221	46

Other income (expense):
Gain on remeasurement of warrant liabilities	21,454	1,669	19,785	1,185
Other (expense) income, net	(5,926)	24,211	(30,137)	(124)
Total other income (expense), net	15,528	25,880	(10,352)	(40)

Loss before income tax benefit (expense)	(145,961)	(77,277)	(68,684)	(89)
Income tax benefit (expense)	408	(747)	1,155	155
Net loss before allocation to noncontrolling interest	(145,553)	(78,024)	(67,529)	(87)

Net loss attributable to noncontrolling interest	(89,918)	(54,613)	(35,305)	(65)
Net loss attributable to common stockholders	$(55,635)	$(23,411)	$(32,224)	(138)%

Revenues

All revenues during the nine months ended September 30, 2022 were generated from the development and manufacture of satellite technology, and ancillary sales and services globally by our former subsidiary, Nano. Following the completion of the sale of Nano on September 6, 2022, we no longer generate revenue.

Cost of Sales

Cost of sales during the nine months ended September 30, 2022 consisted of the costs of various materials used and services performed, including employee costs and overhead costs to fulfill Nano’s sales contracts. Following the completion of the sale of Nano on September 6, 2022, we no longer generate revenue and incur associated cost of sales.

Engineering Services Costs

Total engineering services costs increased by $20.6 million, or 54%, to $58.8 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was primarily attributable to a $9.4 million increase in payroll and employee related costs, including stock-based compensation expense, due to an increase in headcount and milestones bonuses paid upon achievement of certain milestones related to the BW3 test satellite, an increase of $7.4 million in AIT facilities and activities and engineering development centers costs including managing mission operations and ground infrastructure, and an increase of $3.8 million in costs related to prototyping and preparation for production activities, and travel expenses.

General and Administrative Costs

Total general and administrative costs decreased by $6.6 million, or 17%, to $31.1 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease was primarily driven by elimination of $5.7 million of costs related to Nano as Nano is no longer consolidated following its sale in September 2022, and a decrease of $0.9 million in travel expenses.

Research and Development Costs

Total R&D costs increased by $5.8 million, or 19%, to $36.7 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. R&D costs during the nine months ended September 30, 2023 primarily relate to the design and development of BB Block 1 satellites, design and development of certain subsystems for the BB Block 2 satellites, ASIC design, and development of ground infrastructure programs for commercial readiness. R&D costs during the nine months ended September 30, 2022 primarily relate to design and development of the BB satellites and ASIC design. The increase in R&D costs was primarily due to completing the design and development of the BB Block 1 satellites and the development of ground infrastructure programs for commercial readiness, offset by the reduced expenditure on the ASIC program during the current period.

Depreciation and Amortization

Total depreciation and amortization expense increased by $31.4 million, or 909%, to $34.9 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was primarily due to commencing depreciation of the BW3 test satellite from April 25, 2023, the date on which we determined that BW3 had met its intended use.

Gain on Remeasurement of Warrant Liabilities

Decrease in fair value of warrant liabilities resulted in a gain of $21.5 million for the nine months ended September 30, 2023 as compared to a gain of $1.7 million during the nine months ended September 30, 2022.

Other (Expense) Income, net

Total other expense, net was $5.9 million for the nine months ended September 30, 2023 as compared to other income, net of $24.2 million for the nine months ended September 30, 2022, a decrease of $30.1 million, or 124%. The decrease was primarily due to the net gain of $24.6 million recognized in connection with the sale of Nano on September 6, 2022, a $10.0 million payment made to Rakuten in accordance with the Rakuten Agreement (as defined herein), an increase of $1.3 million in interest expense incurred in connection with our debt arrangements, and an increase of $0.3 million in foreign exchange loss and other non-operating income, offset by an increase of $4.7 million in interest income from the cash and cash equivalents held at financial institutions and $1.4 million of transaction costs incurred in connection with the Common Stock Purchase Agreement during the nine months ended September 30, 2022.

Income Tax Benefit (Expense)

The income tax benefit was $0.4 million for the nine months ended September 30, 2023 as compared to the income tax expense of $0.7 million for the nine months ended September 30, 2022. The consolidated effective tax rate for the nine months ended September 30, 2023 and September 30, 2022 was 0.28% and (0.97%), respectively. Refer to Note 11: Income Taxes in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $89.9 million for the nine months ended September 30, 2023 as compared to $54.6 million for the nine months ended September 30, 2022. This increase in net loss correlates with the increase in net loss generated at AST LLC given the noncontrolling interest represents a portion of such net loss.

Liquidity and Capital Resources

We do not expect to generate revenue in future periods until we launch the SpaceMobile Service and/or begin to resell gateway equipment. Accordingly, our current sources of liquidity are cash and cash equivalents on hand, access to equity programs currently in place, which consist of an Equity Line of Credit (as defined herein) and the ATM Equity Program (as defined herein). As of September 30, 2023, we had $135.7 million of cash and cash equivalents on hand, which included $2.4 million of restricted cash on hand. We believe our cash and cash equivalents on hand, together with our ability to raise capital through access to the Equity Line of Credit and the ATM Equity Program, will be sufficient to meet expected working capital needs, planned operating expenses and capital expenditures for a period of 12 months from the date of this Quarterly Report on Form 10-Q.

The design, assembly, integration, testing and launch of satellites and related ground infrastructure is capital-intensive. We currently estimate the materials and launch costs required for the design, assembly and launch of our first five Block 1 BB satellites to be approximately $115.0 million. The increase in costs from our prior estimate of $110.0 million was primarily the result of an increase in launch cost due to a potential customer requesting a change in the inclination of the satellites’ orbit so that our constellation could better serve the potential customer’s geographical regions. As of September 30, 2023, we had paid approximately 85% of the total estimated materials and launch costs.

We believe we need to launch and operate 25 BB satellites (5 Block 1 BB satellites and 20 Block 2 BB satellites) in order to provide coverage to the most commercially attractive MNO markets. We currently estimate we will need to raise approximately $550.0 million to $650.0 million to fund operating expenses and capital expenditures necessary to design, assemble and launch 20 Block 2 BB satellites and operate a constellation of 25 BB satellites and provide SpaceMobile service.

We evaluate our market, product and coverage plans based upon the attractiveness of certain markets, our technology, regulatory concerns and our access to capital and other resources. We believe we can develop satellite configurations which target delivering service to certain attractive markets without the necessity of building a constellation which covers the entire globe. This modularity of our satellite configuration enables us to alter the timing and size of our satellite roll out and provides us flexibility to dynamically change our market plans and our capital requirements. As a result, we believe we have the ability to accelerate or slow down our business plans and expenditures depending upon the availability of capital to support our strategies.

We require capital to fund our operating expenses and capital expenditures and to service our debt. We are exploring opportunities to raise additional capital through the issuance of equity, equity linked securities, debt securities, secured loan facilities and debt financing or a combination of methods from commercial partners and/or financial institutions, including the use of our existing Equity Line of Credit and the ATM Equity Program.

Additional capital is necessary to fund ongoing operations, continue research, development and design efforts, improve infrastructure, and launch satellites. Our ability to access the capital markets and develop commercial revenues will influence the rate at which we deploy capital and pursue the development of our constellation and SpaceMobile service. If we successfully raise additional capital, we may accelerate certain development programs and other investments. There can be no assurance that additional funds will be available to us on favorable terms or at all. If we cannot raise additional funds, the modular nature of our capital expenditures and cost structures will lead us to delay or reduce or stop certain development activities and pursue the reduction of certain components of our operating expenses. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects may be materially and adversely affected.

Commitments

As of September 30, 2023, we had contractual obligations under our debt arrangements to make future principal and interest payments, net of debt issuance costs of $58.8 million through January 2029. Refer to Note 6: Debt in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

As of September 30, 2023, we had contractual obligations under our non-cancelable operating lease agreements, with lease terms expiring through November 2033. During the nine months ended September 30, 2023, we received control of two leased properties and renewed two leased properties, which increased the total required minimum lease payments by $9.6 million as compared to the total lease payments as of December 31, 2022 described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

As of September 30, 2023, we had contractual commitments with third parties in the aggregate amount of $44.3 million related to R&D programs, capital improvements, remaining installment of launch payments, and procurement of BB satellite components.

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

Term loan

In December 2021, concurrent with the purchase of real property and equipment in Midland, Texas, our wholly-owned subsidiary, AST & Science Texas, LLC (“AST Texas”), entered into a credit agreement with Lone Star State Bank of West Texas (the “Credit Agreement”) providing for a $5.0 million term loan secured by the property. Borrowings under the term loan bear interest at a fixed rate equal to 4.20% per annum until December 7, 2026, and from December 8, 2026 until December 8, 2028 at a fixed rate per annum equal to 4.20% plus adjustment if the index rate as defined in the Credit Agreement is greater than 4.20%, subject to a maximum interest rate of 4.90% per annum. Refer to Note 6: Debt in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

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

Senior secured credit facility

On August 14, 2023, we entered into a senior secured term loan credit agreement with ACP Post Oak Credit II LLC as administrative agent and collateral agent and Atlas Credit Partners, LLC (“Atlas”) as lender, providing for a principal loan commitment of up to $100.0 million (the “Atlas Credit Agreement”), of which $48.5 million was borrowed upon closing. In addition, a two-year collateral protection insurance policy was issued to the lenders and a cash premium based on a single digit percentage of the amount drawn was paid to the insurance provider thereunder (the “Cash Premium”). An additional amount of $51.5 million may be borrowed only to the extent we raise additional capital through equity raises and receive additional insurance coverage such that we have insurance coverage equal to at least the amount of borrowings under the credit facility.

The initial senior secured credit facility loan borrowings of $48.5 million accrue interest at a fixed rate equal to three-month secured overnight financing rate (“SOFR”) as of the closing date plus 9.625% per annum equal to 14.75% (the “Atlas Fixed Rate”), payable on the last business day of each fiscal quarter. The borrowing amounts are payable at maturity on August 14, 2026 and are subject to mandatory prepayments upon the occurrence of certain specified events. For any additional borrowings of up to $51.5 million, we shall have the same interest rate, maturity date and other terms as the initial borrowings of $48.5 million drawn on the closing date.

Borrowings are secured by substantially all of our assets other than the assets of certain excluded subsidiaries. The Atlas Credit Agreement contains customary affirmative and negative covenants, requires us to maintain certain levels of liquidity, limits our ability to incur additional indebtedness, make restricted payments (including cash dividends on common stock), and sell or otherwise dispose of our assets, among other restrictions.

Upon closing, we received the net proceeds of $37.2 million, net of debt issuance costs of $9.5 million and deposit of $1.8 million into an interest reserve escrow account. Debt issuance costs of $9.5 million consist of agent fees, offering expenses, and two years of cash premium coverage. We intend to use the net proceeds for general corporate purposes as permitted under the Atlas Credit Agreement.

Capital equipment loan

On August 14, 2023, we entered into a loan agreement with Lone Star State Bank of West Texas (“Lone Star”) as lender, providing for $15.0 million principal term loan commitment secured by certain real property fixtures and equipment in one of our Texas facilities (the “Lone Star Loan Agreement”).

Borrowings accrue interest at the Prime Rate plus 0.75%, subject to a ceiling rate. Interest payments are due and payable on a monthly basis, with interest payments beginning in September 2023 and principal payments beginning in April 2025. Principal repayments are due in 48 equal monthly installments until January 2029, the maturity date of the loan. In connection with the Lone Star Loan Agreement, we deposited a cash balance of $15.0 million in the Lone Star Bank Money Market Fund. This cash balance will be converted to restricted cash if we fail to maintain a consolidated balance of cash and cash equivalents of at least $75.0 million. This restricted cash will be used to offset against the term loan obligations if we fail to maintain a consolidated balance of cash and cash equivalents of at least $50.0 million. In addition, the Lone Star Loan Agreement includes certain customary affirmative and negative covenants.

We drew the entire $15.0 million facility on September 19, 2023 and incurred $0.1 million of transaction costs. We intend to use the net proceeds for general corporate purposes.

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2023 and 2022 (in thousands) (unaudited):

	For the Nine Months Ended September 30,
	(unaudited)
	2023	2022
Cash, cash equivalents, and restricted cash	$135,726	$199,529
Cash used in operating activities	$(124,041)	$(121,424)
Cash used in investing activities	(96,462)	(19,814)
Cash provided by financing activities	117,368	17,298

Operating activities

Cash used in operating activities was $124.0 million for the nine months ended September 30, 2023, as compared to cash used in operating activities of $121.4 million for the nine months ended September 30, 2022. The $2.6 million increase in cash used in operating activities was attributable to an increase of $27.4 million in expenses to support expanded operations offset by a decrease of $24.8 million in working capital during the nine months ended September 30, 2023.

Investing activities

Cash used in investing activities was $96.5 million for the nine months ended September 30, 2023, as compared to cash used in investing activities of $19.8 million for the nine months ended September 30, 2022. The $76.7 million increase in cash used in investing activities was primarily attributable to a $50.7 million increase in purchases of property and equipment, including procurement of BB satellite materials for assembly of five Block 1 BB satellites and advance launch payments and the $26.0 million proceeds from sale of Nano, net of cash deconsolidated and transaction costs, in September 2022.

Financing activities

Cash provided by financing activities was $117.4 million during the nine months ended September 30, 2023, as compared to cash provided by financing activities of $17.3 million during the nine months ended September 30, 2022. Cash provided by financing activities for the nine months ended September 30, 2023 was primarily attributable to net proceeds from the public offering completed in June 2023, the sale of Class A Common Stock under the ATM Equity Program, and net proceeds from borrowings on the Atlas Credit Agreement and Lone Star Loan Agreement.

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

Funding Requirements

We believe our existing cash and cash equivalents and remaining availability under to the Equity Line of Credit and ATM Equity Program will be sufficient to meet anticipated cash requirements for 12 months from the date hereof. However, our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend capital resources sooner than we expect.

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
•
Seeking and obtaining necessary regulatory approvals;
•
Timing of the launch of our satellites and subsequent initiation of service in various markets, delays in which will result in increased operating expenses;
•
Addressing any competing technological and market developments;
•
Ability to adjust our expenditures and contractual commitments based on capital availability;
•
Ability to operate under the covenants in our debt agreements; and
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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of September 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently party to any material legal proceedings or claims that, if determined adversely to us, would have a material adverse effect on our business operating results, financial condition, or cash flows. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources, and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors.

As of September 30, 2023, there have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

10.1

Senior Secured Term Loan Credit Agreement between AST SpaceMobile, Inc., AST & Science, LLC, the Lenders from time to time party thereto and ACP Post Oak Credit II LLC, dated as of August 14, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 15, 2023)

10.2

Guarantee and Collateral Agreement, made by AST & Science, LLC, AST SpaceMobile, Inc. as Grantor, and each of the other Grantors named therein, in favor of ACP Post Oak Credit II LLC, dated as of August 14, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 15, 2023)

10.3

Loan Agreement between AST & Science, LLC, AST & Science Texas LLC, AST SpaceMobile Manufacturing, LLC and Lone Star State Bank of West Texas, dated as of August 14, 2023 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on August 15, 2023)

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

AST SpaceMobile, Inc.

Date: November 14, 2023	By:	/s/ Abel Avellan
	Name:	Abel Avellan
	Title:	Chairman and Chief Executive Officer
Principal Executive Officer

Date: November 14, 2023	By:	/s/ Sean R. Wallace
	Name:	Sean R. Wallace
	Title:	Chief Financial Officer
Principal Financial Officer