Form 10-K
period 2023-12-31
AST SpaceMobile, Inc.
filed 2024-04-01
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, was $372.6 million. The registrant has no non-voting common stock.

As of March 28, 2024, there were 138,132,310 shares of Class A common stock, $0.0001 per value, 39,747,448 shares of Class B common stock, $0.0001 par value, and 78,163,078 shares of Class C common stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

AST SPACEMOBILE, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2023

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

•
“A&R Operating Agreement” refers to that certain Fifth Amended and Restated Limited Liability Company Operating Agreement of AST.
•
“American Tower” refers to ATC TRS II LLC, a Delaware limited liability company.
•
“Antares” refers to Antares Technologies LLC, a Delaware limited liability company.
•
“AST Equityholders” refers to Avellan, Antares, Vodafone, American Tower and Rakuten USA.
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
•
“AT&T” collectively refers to AT&T Ventures Investment, Inc. and AT&T Services, Inc.
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
•
“Stockholders’ Agreement” refers to that Certain Stockholders’ Agreement, dated as of April 6, 2021, by and among the Company and the Stockholders Parties.
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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” for the purposes of federal securities laws that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-K regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “plan,” “predict,” “potential,” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

•
our strategies and future financial performance, including our business plans or objectives, products and services, pricing, marketing plans, operating expenses, market trends, revenues, liquidity, cash flows and uses of cash and capital expenditures;
•
expected functionality of the SpaceMobile Service;
•
the timing of the assembly, integration and testing as well as regulatory approvals for the launch of our Block 1 BB satellites;
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
•
anticipated timing of our needs for capital or expected incurrence of future costs;
•
prospective performance and commercial opportunities and competitors;
•
our ability to continue to raise funds to finance our operating expenses, working capital and capital expenditures;
•
commercial partnership acquisition and retention;
•
the negotiation of definitive agreements with MNOs and governmental entities relating to the SpaceMobile Service that would supersede preliminary agreements and memoranda of understanding;
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

PART I

Item 1. Business

Our Company

We are building the first and only global Cellular Broadband network in space designed to be accessible directly by everyday smartphones (2G/4G-LTE/5G devices) for commercial use, and other applications for government use utilizing our extensive intellectual property (“IP”) and patent portfolio. Our SpaceMobile Service is being designed to provide cost-effective, high-speed Cellular Broadband services to end-users who are out of terrestrial cellular coverage using existing mobile devices. The SpaceMobile Service currently is planned to be provided by a constellation of high-powered, large phased-array satellites in LEO using low band and middle band spectrum controlled by MNOs.

We intend to work with MNOs to offer the SpaceMobile Service to the MNOs’ end-user customers. Our vision is that users will not need to subscribe to the SpaceMobile Service directly through us, nor will they need to purchase any new or additional equipment or mobile device. Instead, users will be able to access the SpaceMobile Service when prompted on their mobile device that they are no longer within range of the land-based facilities of the MNO operator and will be able to purchase a plan directly with their existing mobile provider. We intend to seek to use a revenue-sharing business model for SpaceMobile Service in our agreements with MNOs.

The SpaceMobile Service is expected to be highly attractive to MNOs as it will enable them to improve and differentiate their service offering without significant incremental capital investments. The SpaceMobile Service is expected to enable MNOs to augment and extend their coverage without building towers or other land-based infrastructure, including where it is not cost-justified or is difficult due to geographical challenges. As a result of the incremental coverage created by the planned SpaceMobile Service, we believe that MNOs will have the opportunity to increase subscribers’ average revenue per user (“ARPU”) and enhance their return on invested capital.

On April 1, 2019, we launched our first test satellite, BlueWalker 1 (“BW1”), which was used to validate our satellite to cellular architecture and was capable of managing communications delays from LEO and the effects of doppler in a satellite to ground cellular environment using the 4G-LTE protocol.

We launched our BlueWalker 3 (“BW3”) test satellite on September 10, 2022, and announced the completion of the deployment of the communication phased array antenna of the BW3 test satellite in orbit on November 14, 2022. On April 25, 2023, we announced that we had successfully completed two-way voice calls directly to standard unmodified smartphones using the BW3 test satellite. On June 21, 2023, we announced that we had achieved repeated successful 4G download speeds of above 10 megabits per second (“Mbps”) to standard unmodified smartphones using the BW3 test satellite. On September 19, 2023, we announced that we had achieved repeated successful two-way voice calls directly to standard unmodified smartphones using 5G connectivity and successful download speeds of approximately 14 Mbps utilizing 5 megahertz (“Mhz”) of low band spectrum via the BW3 test satellite. We intend to continue testing capabilities of the BW3 test satellite, including further testing with cellular service providers and devices.

We are currently in the advanced stages of assembling and testing our first generation of commercial BB satellites (“Block 1 BB satellites”). We are leveraging skills, know-how and technological expertise derived from the design and assembly of our BW3 test satellite in the development and assembly of our BB satellite platform. The Block 1 BB satellites will be of similar size and weight to the BW3 test satellite, includes our own designed array solar panels and battery systems, and will have ten times higher throughput than the BW3 test satellite.

We currently estimate we will transport the five Block 1 BB satellites from our assembly facilities to the launch site between July and August of 2024 to await a launch window. This launch window will be disclosed once a window can be agreed upon. The exact timing of the new launch schedule will be contingent on a number of factors, including satisfactory and timely completion of assembly, integrating and testing of the satellites, regulatory approvals, launch provider availability, logistics, weather conditions, and other factors, many of which are beyond our control. We have a contractual right under the launch services agreement to reschedule the date of our dedicated launch, subject to the launch vehicle provider’s launch schedule availability and payment of a change fee.

We have commenced planning and procurement activities to begin the assembly, integration and testing of our second generation of commercial BB satellites (“Block 2 BB satellites). The Block 2 BB satellites are expected to be approximately 2,400 square feet in size, almost 3.5 times bigger than the Block 1 BB satellites, and will have the largest phased array ever deployed in a LEO for commercial use exceeding the phased array of the BW3 test satellite and planned Block 1 BB satellites. We expect that the Block 2 BB satellites will benefit from the advantages of a larger aperture array and our own AST 5000 Application Specific Integrated Circuit (“ASIC”) chip. We believe the larger aperture array is expected to provide greater spectrum reuse, enhanced signal strength and increased capacity while ASIC chip is expected to enable materially greater throughput capacity of up to 40 MHz per beam to support up to 120 Mbps peak data rates and up to 10,000 MHz of processing bandwidth per Block 2 BB satellite, require less power and offer a lower overall unit cost. We have completed the design and have commenced the tape-out of our ASIC chip in March 2024. The first Block 2 BB satellite will be based on a field-programmable gate array (“FPGA”) chip and future Block 2 BB satellites will use the ASIC chip. We have entered into an agreement with a launch service provider to launch the first Block 2 BB satellite. The agreement has a launch window of December 15, 2024 to March 31, 2025. The exact timing of this launch is contingent on a number of factors, including satisfactory and timely completion of the design, assembly and testing of the Block 2 BB satellite, regulatory approvals, availability of launch windows by the launch providers, logistics, and other factors, many of which are beyond our control. We have a contractual right under the launch services agreement to reschedule the date of our dedicated launch, subject to the launch vehicle provider’s launch schedule availability.

We are headquartered in Texas where we operate 185,000 square feet of satellite assembly, integrating and testing (“AIT”) facilities and operate from multiple locations that include AIT and engineering and development locations elsewhere in the United States, India, Scotland, Spain and Israel.

Competitive Advantage

We believe our planned SpaceMobile Service will have the following competitive advantages:

Large Addressable Market: Our planned SpaceMobile Service is aimed at providing Cellular Broadband to mobile subscribers who are constantly moving in and out of coverage or live or work outside coverage, have no Cellular Broadband coverage, and have no connectivity or mobile cellular coverage. According to Groupe Speciale Mobile Association (“GSMA”), as of December 31, 2023, approximately 5.6 billion mobile subscribers are constantly moving in and out of coverage, approximately 3.4 billion people have no cellular broadband coverage and approximately 400.0 million people have no connectivity or mobile cellular coverage.

Delivery of Cellular Broadband Coverage at a Competitive Cost: We believe MNOs and wireless infrastructure providers will integrate our Cellular Broadband coverage capabilities to more cost effectively deliver wireless services in hard to reach areas and other areas that experience coverage gaps as compared to existing technology. We also believe the SpaceMobile Service could be used as a back up in the event of a disruption of service to the MNO’s terrestrial infrastructure due to a natural disaster such as a hurricane, civil unrest or a cyberattack.

Cellular Broadband Directly to Unmodified Devices: Our large phased array, based on our innovative technology, is designed to provide high speed Cellular Broadband including voice, text, data and video services directly to any off-the-shelf and unmodified 2G/4G-LTE/5G mobile device using low and middle band cellular spectrum currently used by MNOs. This technology eliminates the need to purchase expensive, specialized equipment or new mobile device or to carry antennas.

Satellites Designed for Great Functionality, Power and Redundancy: Our satellites are designed to have the largest commercial phased array ever deployed in low earth orbit to provide high speed Cellular Broadband for commercial use. Our large phased array aperture is expected to provide greater spectrum reuse, enhanced signal strength and increased capacity, thereby reducing the number of satellites required to achieve service coverage as compared to smaller aperture satellites. Our custom developed ASIC chip is expected to enable materially greater throughput capacity, including peak data rates of up to 120 Mbps per individual spot beam when utilizing 40 MHz of spectrum and two-way back haul capacity which could utilize up to 10,000 MHz of spectrum per satellite, require less power and offer a significantly lower overall unit cost. We believe our large phased array design and custom ASIC chip together with our expansive and technologically diverse intellectual property portfolio consisting of 3,350 patent and patent pending claims, including innovations in the direct-to-cell satellite ecosystem from space to Earth, provide significant technological advantages to provide superior coverage and deliver high speed Cellular Broadband versus other direct to device satellite services.

Cost Advantages due to Greater Control of our Manufacturing: We believe that our significant investments in our manufacturing facilities and equipment, testing facilities including vibration and environment testing facilities, manufacturing processes, and supply chain provide us with a greater degree of control to manufacture our satellites in a timely manner and lower the overall costs of our satellites. We own the IP and control the manufacturing process either internally or through third-party contract manufacturers for approximately 95% of all the sub-systems that will be used in our Block 2 BB satellites. We believe that having these intellectual property rights for the production of sub-systems significantly reduces our dependency on individual suppliers, better secures our supply chain, and lowers the overall cost of our satellites.

Capability to Support Both Commercial and Government Applications on the Same Satellite or on a Singular Infrastructure: We believe our satellites will be capable of supporting both SpaceMobile Service to end users of the MNOs and a variety of applications in the government sector. We believe that having satellites to support both commercial and governmental applications will enable us to better optimize and monetize the capacity and capabilities of our satellites.

Our Strategy

We intend to build a SpaceMobile Service which leverages our technology to provide Cellular Broadband services to MNO end-user customers around the world using existing mobile devices, and for government use. The principal components of our strategy include the following:

Develop Complementary Relationships with Mobile Network Operators. We intend on partnering with MNOs to offer the SpaceMobile Service to their end-user customers. We believe the strategy will enable our MNO partners to expand the coverage areas of their operations and increase their total addressable market with limited incremental capital investment.

Focus on Providing Wholesale Services to Mobile Network Operators. In addition to seeking complementary relationships with MNOs, we will also seek to sell our services on a wholesale basis to MNOs who then offer this capability directly to their customer base. We believe this focus will enable us to avoid competing with existing incumbent MNOs and reduce the complexity of our operations, thereby significantly reducing our overhead, marketing costs, customer acquisition costs, billing infrastructure and other customer support operations.

Modular Deployment Schedule. We plan to construct and launch satellites in phases to focus our constellation’s initial coverage on targeted geographical areas that provide the most attractive opportunities. This prioritization of coverage is designed to minimize the capital required to initiate commercial service and generate revenue sooner. Focusing on targeted geographical areas will also enable us to concentrate our resources on fewer regulatory and ground infrastructure initiatives.

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

Maintaining our Focus on Technology and Innovation. We continue to focus on research and development to bring our SpaceMobile Service to market for commercial service to end user customers of the MNOs and for certain government applications. Our continued innovation in the development of our satellite system, components and related technologies and services are supported by a global engineering team of space scientists and consultants. We are also making steady progress in industrializing our component manufacturing and satellite assembly process to automate the assembly, installation and testing of satellites. We are continuing to invest in our supply chain and expand our supplier base, increase the level of vertical integration for manufacturing our BB satellites to reduce dependency on any single supplier, secure the timely supply of materials to meet the production volume of our satellites, and control costs. We protect our innovations by filing numerous patent applications and intellectual property registrations in the United States (“U.S.”) and worldwide. We own most of the intellectual property we use. We also systematically monitor and review potential infringements on our intellectual property.

Focus on United States Manufacturing and Intellectual Property Development Activities. Our strategy is to manufacture, assemble, integrate and test our satellites primarily in our facilities in the United States. Our development of intellectual property portfolio and flight software are driven by our engineering and development centers in the United States. We intend upon continuing to expand and protect our intellectual property portfolio and register these patents in the United States. We own the IP and control the manufacturing process, either internally or with contract manufacturers, for approximately 95% of the sub-systems planned to be used in our Block 2 BB satellites.

Developing Relationships with Multiple Launch Vehicle Providers. We are working on developing strategic relationships with multiple launch vehicle providers both in the United States and outside the United States to secure launch contracts that would meet both our target launch cost and our planned launch timelines for the BB constellation. Our BB satellites are designed to be launched in a variety of launch vehicles.

Explore opportunities for variety of applications in government sector. We intend to leverage our patented technology, including large phased array and high power capability of our BB satellites, for a variety of applications in the government sector. To this end, we have entered into an agreement with a prime contractor for the U.S. government to perform certain tasks and intend to seek to enter into other similar agreements with the U.S. government or prime contractors for the U.S government.

Technology Development Activities

The industry in which we compete is subject to rapid technological developments, evolving standards, changes in customer requirements and continuing developments in the communications and networking environment area. We believe our ability to adapt to these changes and to develop the SpaceMobile Service will be an important factor in our ability to execute our business plan.

We conduct a majority of our engineering development activities by utilizing our global engineering team of space scientists and consultants to work with us on various aspects of our satellite system development efforts. Our engineering development activities primarily take place at development offices located in Maryland, Scotland, Spain, India and Israel as well as at our Texas assembly and testing facilities. In addition, we utilize third-party technology partners to assist in the development of our certain satellite technology.

Satellite design

As part of our strategy, we aim to own and control the IP of all major sub systems of our BB satellites, and design and assemble our own constellation of BB satellites. We are leveraging skills, know-how and technological expertise derived from the design and assembly of our BW3 test satellite in the development and assembly of our BB satellite platform. Our first generation of commercial BB satellites, Block 1 BB satellites, will be of similar size and weight to the BW3 test satellite, includes our own designed array solar panels and battery systems, and will have ten times higher throughput than the BW3 test satellite. Following the planned launch and deployment of five Block 1 BB satellites in 2024, we currently plan to initiate a limited, noncontinuous SpaceMobile Service in targeted geographical areas, including in the United States, and seek to generate revenue from such service. Prior to initiating such service, we will need to obtain regulatory approvals in each jurisdiction where we would provide such service and would need to enter into definitive agreements with MNOs relating to the offering of such service in each jurisdiction.

We believe the deployment of Block 1 BB satellites and subsequent initiation of a limited, noncontinuous SpaceMobile Service will help to demonstrate the advantages of a satellite-based Cellular Broadband service in the marketplace. This market activity may commence while we continue the development and testing of the next generation of our BB satellites.

Our next generation of commercial BB satellites, Block 2 BB satellites, are expected to be approximately 2,400 square feet in size, almost 3.5 times bigger than the Block 1 BB satellites, and will have the largest phased array ever deployed in a LEO for commercial use exceeding the phased array of the BW3 test satellite and planned Block 1 BB satellites. We expect that the Block 2 BB satellites will benefit from the advantages of a larger aperture array and our own ASIC chip. We believe the larger aperture array of the Block 2 BB satellites is expected to provide greater spectrum reuse, enhanced signal strength and increased capacity thereby reducing the number of satellites required to achieve service coverage as compared to smaller aperture. We believe our ASIC chip will enable materially greater throughput capacity of up to 40 MHz per beam to support up to 120 Mbps peak data rates and up to 10,000 MHz of processing bandwidth per Block 2 BB satellite, require less power and offer a significantly lower overall unit cost. The Block 2 BB satellites are designed to provide SpaceMobile Service using both low band and middle band spectrum controlled by MNOs, however, the initial Block 2 BB satellites are designed to support low band spectrum only. We have entered into an agreement with a launch service provider to launch the first Block 2 BB satellite during the launch window of December 15, 2024 to March 31, 2025. Pending the completion of the fabrication of our own ASIC chip, the first Block 2 BB satellite will be based on a FPGA chip. The exact timing of this launch is contingent on a number of factors, including satisfactory and timely completion of the design, assembly and testing of the Block 2 BB satellite, regulatory approvals, availability of launch windows by the launch providers, logistics, and other factors, many of which are beyond our control. We have a contractual right under the launch services agreement to reschedule the date of our dedicated launch, subject to the launch vehicle provider’s launch schedule availability.

Satellite deployment and coverage plans

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

We plan to achieve substantial service in the selected, targeted geographical areas with the launch and operation of 25 BB satellites and achieve substantial service in all targeted geographical areas to meet our long term business goals with the launch and operation of approximately 95 BB satellites. We anticipate launching and deploying additional satellites beyond the initial 95 satellites in order to enhance coverage and system capacity in response to incremental market demand. Continuous coverage is not expected to be available at all times in certain areas due to numerous factors, including number of active satellites in the region, latitude coverage range, and other factors. Our current plan is subject to numerous uncertainties, many of which are beyond our control, including satisfactory and timely completion of assembly and testing of the satellites, availability of launch windows by the launch providers, our ability to raise additional capital, proposed orbits and resulting satellite coverage, launch costs, ability to enter into agreements with MNOs, regulatory approvals, and other factors. We may adopt a strategy for commercial launch of the SpaceMobile Service, including the nature and type of services offered and the geographic areas where we may launch such services, that may differ materially from our current plan.

Customers, Sales and Marketing

We have developed relationships with companies, such as Vodafone, Rakuten, AT&T, Google, American Tower, and others that have innovative technologies and products, skilled personnel, and potential end-user customers that complement our strategy. We believe that our business model is attractive to MNOs who will be able to augment and extend their Cellular Broadband coverage to customers without having to build additional towers, infrastructure, or purchase additional spectrum. In addition, we believe that the SpaceMobile Service will provide MNOs the opportunity to increase monthly ARPU through the sales of additional services.

We believe our patented technology leveraging our large phased array antenna could also be used in certain mission-critical communication capabilities in the government sector. We have entered into an agreement with a prime contractor for the U.S. government to perform certain tasks on our BW3 test satellite in orbit today and our planned next five Block 1 BB satellites.

The SpaceMobile Service is being designed to offer Cellular Broadband under our wholesale business model with MNOs. We expect the MNOs will market our SpaceMobile Service to their existing customers, who will be the ultimate end-users. We generally seek to negotiate a revenue-sharing model in our agreements with MNOs. To date, we have entered into over 45 preliminary agreements and understandings with MNOs. Many of these preliminary agreements and understandings will need to be renewed as their terms will end before we expect to launch the SpaceMobile Service. Also, we will need to execute definitive commercial agreements with MNOs that will supersede these preliminary agreements and understandings before we can offer our SpaceMobile Service.

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

The operation of SpaceMobile Service will require mobile traffic to be transmitted by our BB constellation and connected via high-throughput Q/V-band links to ground station gateways which will be collocated with the MNOs’ cellular network infrastructure. We also expect to generate revenue from the resale of gateway equipment for ground stations, installation and maintenance of ground stations, and other associated services to MNOs and other third parties.

Manufacturing, Assembly and Launch

Our strategy is to control the manufacturing and supply chain of the components used in our BB satellites, and assemble, integrate and test BB satellites primarily in our AIT facilities in Texas. We believe this strategy will result in a faster turn to market, greater control and lower overall costs. Our primary AIT facilities include approximately 185,000 square feet facilities in Texas for assembly and testing of our BB satellites, as well as an approximately 10,500 square foot facility in Spain for assembly and testing of avionics components and an approximately 33,000 square foot facility in Israel for assembly and testing of electronic components. We have made significant capital investments in buildings and equipment at our AIT facilities to manufacture satellite components at our facilities; streamline the assembly, integration and testing processes for BB satellites; and conduct various testing of satellites including vibration and environment testing at our facilities.

We utilize a range of domestic and international contract manufacturers and vendors to manufacture specific components, subsystems, software and other electronic components used in our BB satellites. Some components, subsystems and services necessary for the assembly of our satellites are currently obtained from a sole source supplier or a limited group of suppliers. We have made investments in the design, development, and manufacturing processes and own the IP design of many of these satellite components and subsystems that are either manufactured by us at our AIT facilities or manufactured by third party manufacturers. In certain cases where we have invested or co-invested in the design and development of satellite components and subsystems but do not own the IP design, we generally have contractual restrictions on the third party manufacturers prohibiting the use of these design, development, and manufacturing processes for certain number of years to supply the same or similar satellite components and subsystems to any other third parties. We continuously aim to increase, where feasible, vertical integration for manufacturing of satellite components and subsystems at our AIT facilities to reduce our dependency on suppliers, ensure timely supply of satellite components and subsystems to meet our launch timeline, and lower the overall cost of BB satellites. We own the IP and control the manufacturing process, either internally or with contract manufacturers, for approximately 95% of the sub-systems planned to be used in our Block 2 BB satellites.

We are currently in the advanced stages of assembling and testing our five Block 1 BB satellites. The completion of five Block 1 BB satellites has been delayed as compared to our target completion timeline due to a delay in the commencement of integration and testing of five Block 1 BB satellites. The failure by suppliers of two key subsystems to meet their contractual delivery timelines contributed to this delay. To mitigate such risks in the future and reduce our dependency on these suppliers, we have reached an agreement with the supplier of one of the subsystems and obtained a non-exclusive and worldwide license of the design and manufacturing rights of this subsystem for use in our Block 2 BB satellites. We have also replaced the supplier of the other subsystem with a new supplier with whom we have completed a new design and own the IP of this subsystem. The new supplier will manufacture and supply this subsystem for use in our Block 2 BB satellites at a cost that is expected to be materially lower than the current cost of this subsystem. We expect these subsystems to not delay the timely completion of future BB satellites.

We currently estimate we will transport the five Block 1 BB satellites from our assembly facilities to the launch site between July and August of 2024 to await a launch window. This launch window will be disclosed once a window can be agreed upon. The exact timing of the new launch schedule will be contingent on a number of factors, including satisfactory and timely completion of assembly, integrating and testing of the satellites, regulatory approvals, launch provider availability, logistics, weather conditions, and other factors, many of which are beyond our control. We have a contractual right under the launch services agreement to reschedule the date of our dedicated launch, subject to the launch vehicle provider’s launch schedule availability and payment of a change fee.

We are also designing and developing our own ASIC chip. We believe the introduction of ASIC chip in our Block 2 BB satellites will enable materially greater throughput capacity of up to 40 MHz per beam to support 120 Mbps peak data rates and up to 10,000 MHz of processing bandwidth per Block 2 BB satellite, require less power and offer a lower overall unit cost. We have invested a substantial amount in completing the design of the ASIC chip and we own the IP of our ASIC chip. We have entered into an agreement with a leading semiconductor manufacturer for tape-out and fabrication of our ASIC chip. The tape-out of our ASIC chip commenced in March 2024.

We continue to make progress towards the completion of the design and development of our Block 2 BB satellites. We believe we will benefit from the skills, technological expertise, and manufacturing know-how derived from the assembly and testing of our Block 1 BB satellite in the development and assembly of our Block 2 BB satellites. We began the design and development of the Block 2 BB satellites prior to the design and development of Block 1 BB satellites. We have commenced planning and procurement activities to begin the assembly, integration and testing of the Block 2 BB satellites and have entered into agreements and placed orders for procurement of materials required for manufacturing the satellite components, and subsystems required for the assembly of Block 2 BB satellites. We plan to continue to manufacture the satellite components and subsystems for Block 2 BB satellites as soon as the assembly and testing of Block 1 BB satellites are complete.

We are actively involved in discussions with various launch vehicle providers both in the U.S and outside the U.S to secure dedicated launch for our BB satellites. We are working with multiple launch vehicle providers for technical assessment of accommodating maximum number of BB satellites in their launch vehicles. The five Block 1 BB satellites are scheduled to be launched in a dedicated launch vehicle from within the U.S. We have entered into an agreement with a launch service provider to launch the first Block 2 BB satellite. The agreement has a launch window of December 15, 2024 to March 31, 2025. We generally have contractual rights in our launch agreements to reschedule the launch window or the date of the dedicated launch, subject to the launch vehicle provider’s launch schedule availability and payment of a change fee. The exact timing of our launches is contingent on a number of factors, including satisfactory and timely completion of the design, assembly and testing of the BB satellites, regulatory approvals, availability of launch windows by the launch providers, logistics, and other factors, many of which are beyond our control.

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

The SpaceMobile Service in the United States is subject to a pending Amendment to Petition for Declaratory Ruling and accompanying application (“Amendment Application”) before the FCC, requesting authority to launch and permit the commercial operation of a United States Non-Geostationary Orbit (“NGSO”) satellite system employing V-band frequencies. The Amendment Application seeks authority to utilize 248 satellites operating in 17 orbital planes of which 243 satellites will operate at an approximate 730-740 kilometers and the remaining five satellites will operate from a lower altitude of approximately 515-525 kilometers. The Amendment Application for satellite space station authorization is under consideration by the FCC. We expect that, if approved, the FCC will apply routine conditions to a license grant authorizing launch and operation milestones for the NGSO satellite system that we must comply with. If we change the operational parameters of our satellites, we will need to file a supplemental application to modify our license with the FCC and obtain affirmative consent before undertaking such modifications. If we do not meet the launch and operation milestones set out in our grant, once obtained, we risk losing a portion of our surety bond for failure to meet all milestones.

Because the SpaceMobile Service will communicate with end users using satellites transmitting on spectrum traditionally licensed to MNOs, in the U.S. we also will need the approval of the FCC’s Wireless Telecommunications Bureau, which handles terrestrial wireless licensing. We have a lease agreement with AT&T, Inc. (“AT&T”) and complementary application to provide Supplemental Coverage from Space (“SCS”) services pending before the FCC to authorize service links to end users and anticipate that the FCC will process this application in due course after addressing the pending Amendment Application. Other parties have indicated that they may oppose this approval on procedural and substantive grounds.

We have experimental licenses with the FCC that permit the testing of the BW3 test satellite in LTE frequencies in multiple locations in the United States and permits the testing of V-band ground stations in Texas and Hawaii in connection therewith. We are required to comply with operational and coordination requirements set forth as conditions to the experimental license grant. Material changes to the experimental license testing parameters would require prior approval by the FCC.

We also will need to secure FCC authority in the future for the ground segment of the SpaceMobile Service, consisting of approximately four fixed earth stations located in the United States. Earth station licenses generally are granted for 15-year terms, and typically are renewed in the ordinary course. Material changes in earth station operations would require prior approval by the FCC. The operation of our earth stations is subject to various license conditions, as well as the technical and operational requirements of the FCC’s rules and regulations.

We are also seeking regulatory approval for fixed earth stations in other jurisdictions around the world to operate satellite earth stations in connection with our service, including in connection with BW3 testing. Also, we are seeking regulatory approval to permit the commercial operation of our satellites using V-band and cellular frequencies in foreign jurisdictions where we intend to operate. If we are unable to obtain such regulatory approvals, we would not be able to operate in those jurisdictions. With respect to the BW3 test satellite, we have contracted with third parties to permit the usage of UHF and S-band frequencies for telemetry, tracking and control (“TT&C”) in jurisdictions outside of the United States. We intend to contract with third parties for the usage of UHF and S-band frequencies in jurisdictions outside of the United States in connection with the commercial operation of the SpaceMobile Service.

The SpaceMobile Service will also operate under filings made by the United States with the ITU to enable us to operate our satellite system. The orbital location and frequencies for our satellites are subject to the ITU’s regulations, including its frequency registration and coordination procedures, and its various provisions on spectrum usage. Those procedures are specified in the ITU Radio Regulations and seek to facilitate shared international use of limited spectrum and orbital resources in a manner that avoids harmful interference. Among other things, the ITU regulations set forth procedures for establishing international priority with respect to the use of such resources, deadlines for bringing satellite networks into use in order to maintain such priority, and coordination rights and obligations with respect to other networks, which vary depending on whether such networks have higher or lower ITU priority. Further licensing by the United States may be required if material changes to the SpaceMobile Service are made. We expect to register each of our satellites after launch with the United Nations Register of Objects Launched Into Outer Space.

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

On March 14, 2024, the FCC adopted a First Report & Order to implement a regulatory framework for SCS, which allows satellite operators to collaborate with terrestrial service providers to expand coverage to terrestrial licensee subscribers. We view the initial SCS rules as creating a favorable regulatory framework for the satellite-to-device services industry.

Intellectual Property

Our intellectual property (“IP”) portfolio is expansive and technologically diverse, containing numerous and various innovations of the direct-to-cell satellite ecosystem from space to Earth. Our IP portfolio consists of 36 patent families worldwide. To date, we have secured 31 granted United States patents, one of which is exclusively licensed to us, and at least 4 United States patent applications that have been indicated as allowable and ready for issue pending completion of patent office formalities. We also have approximately 31 currently pending United States patent applications. Moreover, we have secured 9 granted international patents providing protection in 17 different countries, including Europe, Australia, Canada, India, Japan, and South Korea, and 4 patent applications in Australia and South Korea that have been indicated as allowable and ready for issue pending completion of patent office formalities. We have approximately 72 pending international patent applications in the countries noted above as well as under the Patent Cooperation Treaty. In total, as of April 1, 2024, we have more than 3,350 patent and patent pending claims worldwide, of which approximately 1,050 have been officially granted or allowed.

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

Competition

The mobile satellite services industry at-large is highly competitive but has significant barriers to entry, including the cost and difficulty associated with successfully developing, building and launching a satellite network and obtaining various governmental and regulatory approvals. In addition to cost, there is a significant amount of lead time associated with obtaining the required licenses, building and launching the satellite constellation, and developing and deploying the ground network technology. We currently face competition from other service providers that offer a range of mobile and fixed communications options. There are also a number of competitors working to develop innovative solutions to compete in this industry, many of which are more established providers or have significantly greater resources than we do. In addition, while we view our services as largely complementary to terrestrial wireline and wireless communications networks through our MNO partnerships, we also compete with them indirectly.

We face competition from existing service providers such as Inmarsat, Globalstar, ORBCOMM, Thuraya Telecommunications Co. and Iridium Communications that offer a range of mobile and fixed communications options. In the case of fixed broadband operators, a VSAT end-user terminal is used to provide service while with mobile satellite service providers a special purpose satellite phone is required. In addition, we face competition from companies developing new LEO networks such as SpaceX’s Starlink, OneWeb and Amazon’s Kuiper. In 2023, Apple introduced a new service supported by Globalstar which provides SOS Emergency Service capabilities to its latest generation iPhones. In September 2022, SpaceX and T-Mobile US announced that they plan to offer a text based service from a constellation that will be built in the future. We believe the planned SpaceMobile Service will compete with the direct to device segment of the mobile satellite service sector by providing the ability to support Cellular Broadband data rates, utilize existing unmodified handsets and operate in virtually all of the low to mid band spectrums used by MNOs today. In comparison, the mobile satellite service LEOs are designed to support low data rate applications such as SOS, texting and in some instances, voice.

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

Human Capital Management

As of December 31, 2023, we had approximately 489 employees and consultants worldwide, which included approximately 272 employees and consultants in the U.S. and approximately 217 in other jurisdictions, primarily Scotland, Spain, India and Israel. We view the strength of our leadership team and our talented colleagues around the world as a critical component of our future success. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements, which may automatically make our employees subject to industry-wide collective bargaining agreements. None of our U.S. employees are subject to any collective bargaining agreement. Generally, each employee is required to sign a confidentiality, non-disclosure and non-use agreement with us. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

We seek to attract a diverse population of employees by using a wide variety of recruiting platforms, such as online job portals, recruiters, in-person job fairs, local university training and recruitment programs, and employee referrals. We encourage training and development of our employees and provide on-the-job training and online platforms and mandate training for all our employees on topics of diversity, equity and inclusion.

Our success depends, in part, on our continuing ability to identify, hire, attract, train, develop, and maintain our employees’ well-being. Our ability to hire, attract and retain employees depends on our ability to provide competitive total compensation. Our compensation and benefit packages are designed to attract and retain employees and align the employees’ interests with our long-term success. We seek to align the interests of our employees and stockholders by providing long-term incentive programs such as awards of stock-based compensation to most of our employees. We generally make available the following benefits for our employees, including, but not limited to, a 401(k) retirement savings plan for our United States based employees, health insurance, flexible spending accounts, life insurance, long- and short-term disability, paid vacation, paid time off for holidays, sick time, and parental leave.

We are committed to providing a safe working environment for our employees. Our engineering and manufacturing facilities have injury prevention programs, and our procedures emphasize the need for the cause of injuries to be investigated and for action plans to be implemented to mitigate potential recurrence.

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

The letter agreement entered into on January 16, 2024 between Vodafone and us provides, among other things, for an initial revenue commitment of $25.0 million to us to be paid by Vodafone over a two and a half year period to be defined in a future definitive agreement for us to provide connectivity services. Also, Vodafone submitted a purchase order for network equipment from us to support planned commercial service.

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

Rakuten

On February 4, 2020, we entered into a commercial agreement with Rakuten, for the development of exclusive network capabilities in Japan compatible with the mobile network of Rakuten and its affiliates, which agreement was amended and restated as of December 15, 2020 (the “Rakuten Agreement”). Under the terms of the Rakuten Agreement, we agreed to make investments in building network capabilities in Japan that are compatible with the mobile network of Rakuten and its affiliates. Furthermore, we will collaborate with Rakuten to ensure network capability with Rakuten’s licensed frequencies, including full coverage in Japan with 3GPP Band 3 frequencies with MIMO capability. Upon the launch of such coverage, Rakuten will receive unlimited, exclusive rights and usage capacity in Japan in exchange for a $0.5 million annual maintenance fee payable to us or our successors. Furthermore, we will make $5.0 million (or such lesser amount as mutually agreed upon the parties) in capital investments towards the design, assembly, acquisition and implementation of ground communication assets. We and Rakuten will receive unlimited rights and usage of the ground assets for their respective operations, including, but not limited to, satellite and other telecommunication communications. The term of the Rakuten Agreement shall remain in effect until we fulfil our obligations under the Rakuten Agreement. Rakuten has the right to designate two individuals to our Board of Directors. Currently, Rakuten has designated Hiroshi Mikitani, Founder, Chairman and Chief Executive Officer, Rakuten, Inc. as a director and has the right to designate another individual.

AT&T

We and AT&T entered into a letter agreement on January 16, 2024, pursuant to which AT&T will make a non-refundable $20.0 million commercial payment for prepaid service revenue, creditable against future service revenue of AST LLC, due after the launch and successful initial operation of the first five commercial satellites. AT&T also submitted a purchase order under a separate agreement for purchase of network equipment from AST LLC to support planned commercial service.

Under the letter agreement, we are required to use reasonable best efforts to cause our Stockholders’ Agreement, dated April 6, 2021 to be amended such that AT&T Services shall have the right to nominate, and the parties to such Stockholders’ Agreement agree to vote for and cause the appointment of, a representative of AT&T Services that it determines in its sole discretion to (i) serve as a non-voting observer to our board of directors or (ii) serve as a director to our board of directors, subject to the director nominee satisfying any established standards for direct qualification and selection, including compliance with applicable laws.

Google

AST LLC has entered into a letter agreement on January 16, 2024 with Google, LLC (“Google”) whereby the parties will negotiate and execute a definitive agreement to provide, among other things, certain services to each other and have agreed to collaborate on product development, testing and implementation plans for SpaceMobile network connectivity on Android devices.

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

Costs of the design, assembly, integration, testing and launch of satellites and related components and ground infrastructure, as well as operating costs, are substantial. There can be no assurance that we will complete the SpaceMobile Service and related infrastructure, products and services on a timely basis, on budget or at all. Design, assembly and launch of satellite systems are highly complex and historically have been subject to frequent delays and cost over-runs. For example, the BW3 launch was delayed, the BW3 development costs exceeded initial estimates and BW3 testing took longer than expected; launch of Block 1 BB satellites was delayed. Development of the SpaceMobile Service, which is utilizing new technology, may continue to suffer from delays, interruptions or increased costs due to many factors, some of which may be beyond our control, including:

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
•
pandemics, epidemics or other global public health events; or

•
severe weather or catastrophic events such as fires, earthquakes, storms (including space storms and adverse weather in space) or explosions.

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

We currently estimate we will need to raise additional capital of approximately $350.0 million to $400.0 million for operating and capital expenditures to design, assemble and launch 20 Block 2 BB satellites and operate a constellation of 25 BB satellites. We intend to seek to raise additional capital prior to the commencement of the commercial services through the issuance of equity, equity-linked or debt securities (secured or unsecured), secured or unsecured loans or other debt facilities, and credit from government or financial institutions or commercial partners, including through our existing Equity Line of Credit and the ATM Equity Program (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”). We also intend to seek to draw the remaining available credit under the Senior Secured Credit Facility (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”). Our ability to access the capital markets during this period of volatility may require us to modify our current expectations. There can be no assurance that additional funds will be available to us on favorable terms or at all. If we cannot raise additional funds when needed in the future, our financial condition, results of operations, business and prospects may be materially and adversely affected.

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

We incurred a net loss attributable to common stockholders of $87.6 million for the year ended December 31, 2023 and have incurred net losses attributable to common stockholders of approximately $189.7 million from our inception through December 31, 2023. To date, we have not generated any revenues from our SpaceMobile Service. All past revenues were generated from sales and services by our former subsidiary, NanoAvionika UAB (“Nano”). Following the completion of the sale of Nano on September 6, 2022, we did not generate any revenue.

We will continue to incur operating and net losses each quarter until at least the time we begin generating revenue as a result of planned launches of our commercial satellites and may continue to incur operating or net losses even after we begin generating revenue. The likelihood of success of our business plan must be considered in light of the substantial challenges, expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the competitive environment in which we operate. The development of a satellite-based Cellular Broadband network and related intellectual property is a speculative undertaking, involves a substantial degree of risk, is a capital-intensive business and may ultimately fail. If we cannot successfully execute our plan to develop a Cellular Broadband network from LEO satellites, referred to as SpaceMobile Service, our business will not succeed.

Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of SpaceMobile Service, which may not occur. Even if we are able to successfully develop our SpaceMobile Service, there can be no assurance that it will be commercially successful and become profitable on a sustained basis, if at all. We expect to have quarter-to-quarter fluctuations in expenses and capital expenditures, some of which could be significant, due to research, development, manufacturing and assembly expenses and the investments required to design, assemble and launch the SpaceMobile Service constellation.

We will rely on MNOs and require regulatory approvals to access the spectrum the SpaceMobile Service needs to operate.

Unlike traditional mobile satellite services, the SpaceMobile Service is not being designed to deliver service over spectrum allocated for mobile satellite use. Rather, the SpaceMobile Service is being designed to deliver service over spectrum allocated for terrestrial mobile use. To do so, regulators in each country where we will offer the SpaceMobile Service will need to approve the SpaceMobile Service’s use of spectrum in this manner. We cannot be sure that these regulatory approvals will be forthcoming or, if received, that they will be issued in a timely manner and on terms and conditions that will allow us to meet our business plan. We will also need to reach commercial agreements with MNOs under which they will agree to provide us with access to their licensed spectrum on suitable terms and conditions. We cannot be sure that such agreements can be reached or that the terms of such agreements will allow us to provide the SpaceMobile Service for a sufficient period of time or on terms and conditions that will allow us to meet our business plan.

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

It is difficult to predict future revenues and expenses, and we have limited insight into trends that may emerge and affect our business. We are a pre-revenue company facing substantial business and operational risks, including a relatively untested market strategy, all of which makes forecasting future business results particularly difficult and results in a significant level of execution risk.

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

We intend to expand our operations significantly as we develop the SpaceMobile Service and commence commercial operations. To properly manage our growth, we will need to hire and retain additional personnel, and improve our business processes and controls. Our future expansion will include:

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

We may face increased competition from new competitors, new technologies or new equipment, including new LEO constellations and expansion of existing geostationary satellite systems, new technology that could eliminate the need for a satellite system or redeployment of existing technologies to serve the direct to cellular handset market. Satellite service providers or others that rely on satellites for their business purposes and end markets, including us, face a currently challenging industry as evidenced by the past bankruptcies of OneWeb and Intelsat. The provision of satellite-based services and products is subject to downward price pressure when capacity exceeds demand. In addition to satellite-based competitors, terrestrial voice and data service providers, both wireline and wireless, could further expand into rural and remote areas and provide the same general types of services and products that we intend to provide. Although satellite communications services and terrestrial communications services are not perfect substitutes, the two compete in some markets and for some services and this competition may increase if the SpaceMobile Service proves successful. Consumers generally perceive terrestrial wireless voice communication products and services as less expensive and more convenient than those that are satellite-based. As a result of competition, we may not be able to successfully launch our SpaceMobile Service or products, retain our customers and attract new customers.

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

Our business depends in large part on our ability to execute our plans to assemble, integrate and test our satellites and components. We rely on multiple suppliers to supply and produce certain highly-technical components. Any failure of these suppliers or others to perform could require us to seek alternative suppliers or to expand our production capabilities, which could incur additional costs and have a negative impact on our cost or supply of components. Also, production or logistics in supply or production areas or transit to final destinations can be disrupted for a variety of reasons including, but not limited to, natural and man-made disasters, information technology system failures, transportation difficulties, commercial disputes, military actions, economic, business, labor, environmental, public health or political issues or international trade disputes. If any of our suppliers terminate their relationships with us, fail to provide equipment or services on a timely basis, or fail to meet performance expectations, we may be unable to launch satellites in a timely manner or provide products or services to customers in a competitive manner, which could in turn negatively affect our financial results and reputation.

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
•
instability of international economies and governments, including geopolitical conflicts, acts of hostility or war;
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

Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity. Additionally, our failure to comply with the covenants in our debt instruments could materially adversely affect our financial condition and liquidity. Further, we have pledged substantially all our assets under these instruments.

Our Atlas Credit Agreement, Term Loan Credit Agreement, and Lone Star Loan Agreement contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to, among other things:

•
incur additional indebtedness and guarantee indebtedness;
•
pay dividends or make other distributions or repurchase or redeem capital stock;
•
prepay, redeem or repurchase certain debt;
•
issue certain preferred stock or similar equity securities;
•
make loans and investments;
•
sell assets;
•
incur liens;
•
enter into transactions with affiliates;
•
materially alter the businesses we conduct;
•
enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•
consolidate, merge or sell all or substantially all of our assets.

Additionally, certain of these agreements require us, among other things, to maintain certain levels of liquidity, retain Abel Avellan as our chairman and Chief Executive Officer, maintain insurance policies on collateralized assets and collateralize all new intellectual property owned or acquired.

Our ability to meet these conditions can be affected by events beyond our control, and we may be unable to meet them.

A breach of the covenants or restrictions under the Atlas Credit Agreement, Term Loan Credit Agreement, Lone Star Loan Agreement, and Notes (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview”) could result in an event of default under the applicable agreement. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. Furthermore, if we were unable to repay the amounts due and payable, the lenders could proceed against the collateral granted to them to secure that indebtedness which constitutes substantially all our assets. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

•
limited in how we conduct our business;
•
unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•
unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing and our financial condition and liquidity could be materially adversely affected.

Servicing our debt requires cash that would otherwise be used to fund our business plan, and we may not have sufficient cash flow from our business to pay our debt.

Our ability to make scheduled payments of interest on or refinance our debt obligations depends on our financial condition and operating performance.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our debt instruments restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and the lenders could declare all outstanding principal and interest to be due and payable and could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

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

Our business is subject to extensive government regulation. Our ability to secure all requisite governmental approvals is not assured, and the process of obtaining governmental authorizations and permits can be very time-consuming and time-sensitive, and require compliance with a wide array of administrative and procedural rules. Our pending application seeking FCC approval to operate feeder links at fixed locations on V-band frequencies in the U.S. has been opposed by multiple competitors in the satellite mobile and terrestrial wireless businesses and we have no assurance if, and when, the requested authority will be forthcoming or what terms and conditions the FCC might impose on a grant. Multiple parties also have objected to both the process by which we propose to request authority to use spectrum generally allocated for terrestrial broadband mobile services and to the substance of that forthcoming request. We have no assurance regarding the outcome of these objections. Also, we have not yet obtained permission from the FCC to operate service links directly to end user handsets and other devices. A failure by us to obtain required approvals could compromise our ability to generate revenue or conduct our business in one or more countries. Our requests for regulatory approvals may be subject to challenges by adverse parties and these challenges may delay or prevent favorable action. Furthermore, regulatory approvals can be issued subject to conditions that have an adverse effect on our ability to implement our business plan.

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

As of March 28, 2024, Mr. Avellan and his permitted transferees hold all of the Class C Common Stock, which prior to the Sunset Date will entitle such holders to cast the lesser of 10 votes per share and the Class C Share Voting Amount, the latter of which is a number of votes per share equal to (1) (x) an amount of votes equal to 88.3% of the total voting power of our outstanding voting stock, minus (y) the total voting power of our outstanding capital stock (other than Class C Common Stock) owned or controlled by Mr. Avellan and his permitted transferees, divided by (2) the number of shares of our Class C Common Stock then outstanding. As a result, as of March 28, 2024, Mr. Avellan and his permitted transferees holdings, control approximately 81.5% of the combined voting power of our Common Stock, and may control a majority of our voting power so long as the Class C Common Stock represents at least 9.1% of our total Common Stock. As a result of Mr. Avellan and his permitted transferees holdings, we qualify as a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our Board of Directors consist of independent directors, (ii) we have a compensation committee that is composed entirely of independent directors and (iii) director nominees be selected or recommended to the board by independent directors.

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

Holders of shares of our Class A Common Stock are entitled to cast one vote per share of Class A Common Stock, while holders of shares of our Class C Common Stock are (1) prior to the Sunset Date, entitled to cast the lesser of (x) 10 votes per share and (y) the Class C Share Voting Amount and (2) from and after the Sunset Date, entitled to cast one vote per share. As of March 28, 2024, Mr. Avellan and his permitted transferees controlled approximately 81.5% of the combined voting power of our Common Stock as a result of their ownership of all of our Class C Common Stock. Accordingly, while we do not intend to issue additional Class C Common Stock in the future, Mr. Avellan will be able to exercise control over all matters requiring our stockholders’ approval, including the election of our directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Avellan may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of shares of our Class A Common Stock.

We cannot predict the impact our multi-class structure may have on the stock price of our Class A Common Stock.

We cannot predict whether our multi-class structure will result in a lower or more volatile market price of Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our multi-class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. These policies are still fairly new and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our multi-class structure, we will likely be excluded from certain of these indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make shares of our Class A Common Stock less attractive to other investors. As a result, the market price of shares of our Class A Common Stock could be adversely affected.

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

Following the expiration of the Lock-up Period, no Stockholder Party will be restricted from selling shares of our Class A Common Stock held by them or that may be received by them in exchange for AST Common Units or warrants, as the case may be, other than by applicable securities laws. As such, sales of a substantial number of shares of our Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A Common Stock. As of March 28, 2024, the Stockholder Parties collectively owned approximately 53.7% of our outstanding common stock, representing approximately 87.6% of the voting power of our common stock, and the AST Equityholders, in turn, owned approximately 52.5% of the AST Common Units. As restrictions on resale end, the sale or possibility of sale of these shares of Class A Common could have the effect of increasing the volatility in the market price of our Class A Common Stock, or decreasing the market price itself.

We require substantial amounts of capital, and we expect such requirements will increase in the future. As a result, our stockholders may experience future dilution as a result of future equity offerings and such dilution may be substantial.

In order to execute our business plans, we will need a substantial amount of capital in the near term and in the future to further our business plan and develop the SpaceMobile Service, including expenses to:

•
design, develop, assemble, integrate, test and launch our Block 2 BB satellites;
•
design and develop the components of the SpaceMobile Service;
•
purchase direct materials and components;
•
expand our AIT facilities and production capabilities; and
•
support satellite and network operations.

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

If we are unable to raise additional capital in the future, it may result in our independent auditors or management expressing substantial doubt about our ability to continue as a going concern in future financial statements.

There can be no assurance that we will be able to raise additional funds when needed or on favorable terms or at all. If we cannot raise additional funds when needed, our independent auditors or management may express substantial doubt about our ability to continue as a going concern in future financial statements.

Because we will incur much of the costs and expenses from these efforts before we receive any revenues with respect thereto, our losses in future periods will be significant. Also, we have in the past and may in the future find that these efforts are more expensive than we currently anticipate, as our business plan is dependent upon our ability to successfully launch satellites and build the SpaceMobile Service, but also to control costs. The design, manufacture and launch of satellite systems are highly complex and historically have been subject to frequent delays and cost over-runs. The nature of our business thus requires us to regularly reevaluate our business plans and forecasts, and any prior projections should be disregarded unless otherwise indicated. Given the novelty of our business, there is no guarantee that our capital needs will not increase, and such increases may be substantial.

Any debt we incur may be either unsecured or secured. To the extent that we incur such debt in the future, such creditors would have the right to receive payment on account of such debt in a bankruptcy or liquidation prior to equityholders receiving any payments and if secured, would have a security interest in all or certain of our assets.

There can be no assurance that additional funds will be available to us on favorable terms or at all. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects may be materially and adversely affected.

Further, despite our recent financing transactions, our need for capital in the future may result in our independent auditors or management expressing substantial doubt about our ability to continue as a going concern in future financial statements. If we were to receive a going concern qualification in our financial statements, the trading price of our Class A Common Stock could be significantly negatively impacted.

Exercise of outstanding warrants to purchase our Class A Common Stock and any conversion of our Notes will result in dilution to our stockholders.

As of March 28, 2024, there are 17,597,600 outstanding warrants to purchase 17,597,600 shares of our Class A Common Stock at an exercise price of $11.50 per share, which may be exercised at any time. Additionally, the holders of our Notes may at their option convert the Notes (subject to certain exceptions) at any time on or after January 16, 2025 or prior to January 16, 2025 in the event that we undergo a fundamental change at the initial conversion rate of 173.9130 shares of Class A Common Stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of $5.75 per share of Class A Common Stock). As of March 28, 2024 such amount is the equivalent of 19,130,435 and represents the number of Class A Common Stock convertible on the $110.0 million currently outstanding. To the extent such warrants are exercised, and/or notes are converted, additional shares of our Class A Common Stock will be issued, which will result in dilution to the holders of our Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such dilution is possible could adversely affect the market price of our Class A Common Stock.

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

We may be subject to litigation, including securities class action litigation or other claims relating to our business operations, which may harm our reputation, business, financial condition and results of operations.

Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are already a party to securities class action litigation and may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and damages, and divert management’s attention from other business concerns, which could seriously harm our reputation, business, financial condition and results of operations.

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

As a result, included on our consolidated balance sheets as of December 31, 2023 and 2022 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Our business is sensitive to general economic conditions, both inside and outside the U.S. Slower global economic growth, credit market crises, high levels of unemployment, reduced levels of capital expenditures, government deficit reduction, changes in inflation and interest rate environments, sequestration and other austerity measures and other challenges affecting the global economy adversely affects us and our distributors, customers, and suppliers. It is uncertain how long these effects will last or whether economic and financial trends will worsen or improve. Changes in economic conditions and supply chain constraints and steps taken by governments and central banks could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. In an inflationary environment, we may experience increased operating costs. Such uncertain economic times may have a material adverse effect on our results of operations, financial condition and, if circumstances worsen, our ability to raise capital at reasonable rates. If slower growth in the global economy continues for a significant period, if there is significant deterioration in the global economy or if improvements in the global economy do not benefit the markets we serve, our business and financial condition could be adversely affected.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity risk management and strategy

Our cybersecurity risk management strategy and processes, which are integrated into our overall risk management process, for assessing, identifying and managing material risks from cybersecurity threats are designed based on established frameworks and standards developed by the National Institute of Standards and Technology (“NIST”). Although this does not mean that we currently meet all technical standards, specifications, or requirements, we use this framework, complemented by insights from internal assessments, to guide the development of policies governing the use of our information assets, access to intellectual property, and the safeguarding of personal information.

We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity defense strategy based on prevention, detection and containment. We employ industry standard measures directly or indirectly related to cybersecurity, such as multifactor authentication, endpoint protection defenses, antivirus protection, encryption standards, restricting access based on business necessity, and remote access monitoring. Our employees undergo regular cybersecurity awareness training, receive guidance on protecting confidential information, and participate in simulated phishing exercises. The training provides employees with a baseline understanding of cybersecurity fundamentals to prevent security breaches and safely identify potential threats. We engage third parties to conduct penetration testing and evaluate our adherence to industry-standard frameworks. We assess the security framework employed by our third party service providers including their reports on security, availability and confidentiality to assess and identify material risks from cybersecurity threats associated with our use of third party applications. We have also established liaison programs with the Federal Bureau of Investigation (“FBI”) and U.S. Cybersecurity & Infrastructure Security Agency (“CISA”) to monitor, identify, and counter advanced persistent threats specific to our company and industry. As part of this program, we have an FBI Special Agent assigned as our Liaison Officer who provides us with periodic cybersecurity threat briefings, and also provides counter-threat support on request.

As of December 31, 2023, we have not identified any risks from cybersecurity threats (including any previous cybersecurity incidents) that have materially affected or are reasonably likely to materially affect our business strategy, financial condition or results of operations. For further details on cybersecurity risks, please refer to the Risk Factors discussion in Item 1A of this Report, including the discussion under the heading “Cyberattacks impacting our networks or systems may have a material effect on our operations.”

Governance of cybersecurity risk management

Our Board of Directors, acting through the Audit Committee, is responsible for overseeing management’s implementation and execution of the risk management process, including our cybersecurity risk management strategy and processes. Our Audit Committee reviews and deliberates on our risk assessment and risk management practices, including cybersecurity risks, in collaboration with management.

Management bears the responsibility for the day-to-day assessment and management of cybersecurity risks. We have formed a Cyber Security Incident Response Team (“CSIRT”) to manage and govern the response to any real or suspected cybersecurity incidents. The CSIRT core team, consisting of the information technology team, classifies detected cybersecurity incidents into one of three categories based on potential impact to the functionality of the affected systems, possible or known information involved and recoverability effort. The classification of cybersecurity incidents is designed to allow rapid prioritization, response and escalation. The CSIRT core team engages with third party experts and cross-functional CSIRT members, as required, to manage the cybersecurity incidents. Cybersecurity incidents that are potentially significant or could result in a material impact are reported to the CSIRT Executive team, consisting of designated executives of the Company. The CSIRT Executive team is responsible for the oversight of the cybersecurity incidents and related critical decisions, performing a materiality assessment, overseeing the public disclosure of material cybersecurity matters, engaging law enforcement agencies, including our local FBI Liaison Officer, correspondence with the media, and communicating with our Audit Committee and Board of Directors, as appropriate.

Item 2. Properties

We currently operate from multiple locations, including our corporate headquarters and satellite assembly, integrating and testing facilities in Texas.

Property	Location	Leased / Owned
Assembly, Integration and Testing Facility (100,000 square feet)	Midland, Texas	Owned
Assembly, Integration and Testing Facility (85,000 square feet)	Midland, Texas	Leased
Engineering and Development Center	Lanham, Maryland	Leased
Office	Miami, Florida	Leased
Engineering and Development Center	Israel	Leased
Engineering and Development Center	Spain	Leased
Engineering and Development Center	United Kingdom	Leased
Research and Development Center	India	Leased

Item 3. Legal Proceedings

We are subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated. In the opinion of management, there was not at least a reasonable possibility we may have incurred a material loss, or a material loss in excess of any recorded accrual, with respect to loss contingencies. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in a reporting period for amounts in excess of management’s expectations, our consolidated financial statements for that reporting period could be materially adversely affected. Refer to Note 10: Commitments and Contingencies in the accompanying notes to the consolidated financial statements for further information.

Delaware Class Action Litigations

Following books and records demands pursuant to 8 Del. C. § 220, two stockholders have filed putative class action complaints in the Delaware Court of Chancery against the Company, certain current and former directors of the Company and its predecessor entity and manager, New Providence Acquisition Corp. and New Providence Management LLC, and Abel Avellan, alleging claims of breach of fiduciary duties and aiding and abetting such breaches, relating to the de-SPAC merger. The first of those complaints, Taylor v. Coleman, et al. (C.A. No. 2023-1292), was filed on December 27, 2023, and the second, Drulias v. New Providence Management LLC, et al., was filed on March 29, 2024 (collectively, the “Delaware Stockholder Class Actions”). Both complaints seek equitable relief and unspecified monetary damages. On March 15, 2024, prior to the filing of the Drulias action, Defendants had moved to dismiss the Taylor action. No schedule has been set for either of the Delaware Stockholder Class Actions.

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

Holders

As of March 28, 2024 we had approximately 25 holders of record of our Class A Common Stock, four holders of record of Class B Common Stock, one holder of Class C Common Stock and five holders of record of Private Placement and Public warrants, each exercisable for one share of Class A Common Stock at a price of $11.50 per share.

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

None.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise noted or where the context requires otherwise, references in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to AST SpaceMobile, Inc. and references to our “management” or our “management team” refer to our officers and directors.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the year ended December 31, 2023, including our consolidated financial statements and related notes contained therein. Unless otherwise indicated, all references to “dollars” and “$” in this Annual Report are to, and all monetary amounts in this Annual Report are presented in, U.S. dollars.

Overview

We are building the first and only global Cellular Broadband network in space to be accessible directly by everyday smartphones (2G/4G-LTE/5G devices) for commercial use, and other applications for government use utilizing our extensive intellectual property (“IP”) and patent portfolio. Our SpaceMobile Service is being designed to provide cost-effective, high-speed Cellular Broadband services to end-users who are out of terrestrial cellular coverage using existing mobile devices. The SpaceMobile Service currently is planned to be provided by a constellation of high-powered, large phased-array satellites in Low Earth Orbit (“LEO”) using low band and middle band spectrum controlled by Mobile Network Operators (“MNOs”). We are headquartered in Texas where we operate 185,000 square feet satellite assembly, integrating and testing (“AIT”) facilities. Our IP portfolio is diverse, containing numerous and various innovations of the direct-to-cell satellite ecosystem from space to Earth. Our IP portfolio consists of 36 patent families worldwide. As of December 31, 2023, we had more than 3,350 patent and patent pending claims worldwide, of which approximately 1,050 have been officially granted or allowed.

We intend to work with MNOs to offer the SpaceMobile Service to the MNOs’ end-user customers. Our vision is that users will not need to subscribe to the SpaceMobile Service directly through us, nor will they need to purchase any new or additional equipment. Instead, users will be able to access the SpaceMobile Service when prompted on their mobile device that they are no longer within range of the land-based facilities of the MNO operator or will be able to purchase a plan directly with their existing mobile provider. We intend to seek to use a revenue-sharing business model for SpaceMobile Service in our agreements with MNOs.

The SpaceMobile Service is expected to be highly attractive to MNOs as it will enable them to improve and differentiate their service offering without significant incremental capital investments. The SpaceMobile Service is expected to enable MNOs to augment and extend their coverage without building towers or other land-based infrastructure, including where it is not cost-justified or is difficult due to geographical challenges. As a result of the incremental coverage created by the planned SpaceMobile Service, we believe that MNOs will have the opportunity to increase subscribers’ average revenue per user (“ARPU”).

On April 1, 2019, we launched our first test satellite, BW1, which was used to validate our satellite to cellular architecture and was capable of managing communications delays from LEO and the effects of doppler in a satellite to ground cellular environment using the 4G-LTE protocol.

We launched our BlueWalker 3 (“BW3”) test satellite on September 10, 2022, and announced the completion of the deployment of the communication phased array antenna of the BW3 test satellite in orbit on November 14, 2022. On April 25, 2023, we announced that we had successfully completed two-way voice calls directly to standard unmodified smartphones using the BW3 test satellite. On June 21, 2023, we announced that we had achieved repeated successful 4G download speeds of above 10 megabits per second (“Mbps”) to standard unmodified smartphones using the BW3 test satellite. On September 19, 2023, we announced that we had achieved repeated successful two-way voice calls directly to standard unmodified smartphones using 5G connectivity and successful download speeds of approximately 14 Mbps utilizing 5 megahertz (“Mhz”) of low band spectrum via the BW3 test satellite. We intend to continue testing capabilities of the BW3 test satellite, including further testing with cellular service providers and devices.

We are currently in the advanced stages of assembling and testing our first generation of commercial BB satellites (“Block 1 BB satellites”). We are leveraging skills, know-how and technological expertise derived from the design and assembly of our BW3 test satellite in the development and assembly of our BB satellite platform. The Block 1 BB satellites will be of similar size and weight to the BW3 test satellite, includes our own designed array solar panels and battery systems, and will have ten times higher throughput than the BW3 test satellite. The completion of five Block 1 BB satellites has been delayed as compared to our target completion timeline due to a delay in the commencement of integration and testing of five Block 1 BB satellites. The failure by suppliers of two key subsystems to meet their contractual delivery timelines contributed to this delay. To mitigate such risks in the future and reduce our dependency on these suppliers, we have reached an agreement with the supplier of one of the subsystems and obtained a non-exclusive and worldwide license of the design and manufacturing rights of this subsystem for use in our Block 2 BB satellites. We have also replaced the supplier of the other subsystem with a new supplier with whom we have completed a new design and own the IP of this subsystem. The new supplier will manufacture and supply this subsystem for use in our Block 2 BB satellites at a cost that is expected to be materially lower than the current cost of this subsystem. We expect these subsystems to not delay the timely completion of future BB satellites.

We currently estimate we will transport the five Block 1 BB satellites from our assembly facilities to the launch site between July and August of 2024 to await a launch window. This launch window will be disclosed once a window can be agreed upon. The exact timing of the new launch schedule will be contingent on a number of factors, including satisfactory and timely completion of assembly, integrating and testing of the satellites, regulatory approvals, launch provider availability, logistics, weather conditions, and other factors, many of which are beyond our control. We have a contractual right under the launch services agreement to reschedule the date of our dedicated launch, subject to the launch vehicle provider’s launch schedule availability and payment of a change fee.

The SpaceMobile Service has not been launched and therefore has not yet generated any revenue. Following the launch and deployment of five Block 1 BB satellites, we currently plan to initiate a limited, noncontinuous SpaceMobile Service in targeted geographical areas, including in the United States, and seek to generate revenue from such service. We are expanding our efforts on ground infrastructure development for commercial readiness and integrating our SpaceMobile service into the MNOs’ infrastructure to enable us to initiate commercial services. Prior to initiating such service, we will need to obtain regulatory approvals in each jurisdiction where we would provide such service and would need to enter into definitive agreements with MNOs relating to the offering of such service in each jurisdiction. We expect to enter into commercial agreements with MNOs for the use of our five Block 1 BB satellites, although there can be no assurance that we will be successful in entering into these agreements on terms acceptable to us or at all. In 2024, we expect to begin generating revenue from the resale of gateway equipment and associated services to MNOs and other third parties, and from completing defined milestones under an agreement with a prime contractor for the U.S. government. We believe initiation of limited, noncontinuous SpaceMobile Service as well as completing the milestones under the agreement with a prime contractor for the U.S. government will help to demonstrate the advantages of our satellite-based Cellular Broadband service in the market. These market activities will commence while we continue the development and testing of the next generation of BB satellites.

Our next generation of commercial BB satellites (“Block 2 BB satellites”) are expected to derive greater performance through the introduction of our own AST5000 Application Specific Integrated Circuit (“ASIC”) chip, which we believe will enable materially greater throughput capacity of up to 40 MHz per beam to support 120 Mbps peak data rates and up to 10,000 MHz of processing bandwidth per Block 2 BB satellite, require less power and offer a lower overall unit cost. We have completed the design and have commenced the tape-out of our ASIC chip in March 2024. The Block 2 BB satellites are expected to be approximately 2,400 square feet in size, almost 3.5 times bigger than the Block 1 BB satellites, and will have the largest phased array ever deployed in a LEO for commercial use exceeding the phased array of the BW3 test satellite and planned Block 1 BB satellites. We believe the larger aperture array is expected to provide greater spectrum reuse, enhanced signal strength and increased capacity, thereby reducing the necessary number of satellites to achieve service coverage as compared to smaller apertures.

We continue to make progress towards the completion of the design and development of our Block 2 BB satellites. We believe we will benefit from the skills, technological expertise, and manufacturing know-how derived from the assembly and testing of our Block 1 BB satellite in the development and assembly of our Block 2 BB satellites. We began the design and development of the Block 2 BB satellites prior to the design and development of Block 1 BB satellites. We have commenced planning and procurement activities to begin the assembly, integration and testing of the Block 2 BB satellites and have entered into agreements and placed orders for procurement of materials required for manufacturing the satellite components, and subsystems required for the assembly of Block 2 BB satellites. We plan to continue to manufacture the satellite components and subsystems for Block 2 BB satellites as soon as the assembly and testing of Block 1 BB satellites are complete. The first Block 2 BB satellite will be based on a FPGA chip and future Block 2 BB satellites will use the ASIC chip. We have entered into an agreement with a launch service provider to launch the first Block 2 BB satellite. The agreement has a launch window of December 15, 2024 to March 31, 2025. The exact timing of this launch is contingent on a number of factors, including satisfactory and timely completion of the design, assembly and testing of the Block 2 BB satellite, regulatory approvals, availability of launch windows by the launch providers, logistics, and other factors, many of which are beyond our control. We have a contractual right under the launch services agreement to reschedule the date of our dedicated launch, subject to the launch vehicle provider’s launch schedule availability.

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

Recent Developments

Convertible Security Investment Agreement

On January 16, 2024, we entered into a Convertible Security Investment Agreement (the “Investment Agreement”) with AT&T, Google and Vodafone (the “Investors”) to issue subordinated convertible notes for an aggregate principal amount of $110.0 million (such notes, the “Notes” and such investments, the “Investments”) to the Investors. The Notes bear interest at a rate of 5.50% per year, payable semi-annually in arrears beginning on June 30, 2024, in cash or in kind at our option. The Notes have a ten-year term unless earlier converted.

The holders of the Notes (the “Holders”) may at their option convert the Notes (subject to certain exceptions) at any time on or after January 16, 2025 at an initial conversion rate of 173.9130 shares of Class A Common Stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of $5.75 per share of Class A Common Stock). On or after January 16, 2025, we also have an option to require the Holders to convert the Notes (subject to certain exceptions) at the same initial conversion rate of 173.9130 shares of Class A Common Stock per $1,000 principal amount of Notes if the VWAP of the Class A Common Stock has been at least 130% of the conversion price then in effect for 30 consecutive trading days, on the immediately succeeding trading day after the last trading day of such 30 day period. The Notes may be accelerated upon the occurrence of certain events of default and fundamental change. Refer to Note 17: Subsequent events in the accompanying notes to the consolidated financial statements for further information.

Letter Agreements

On January 16, 2024, in connection with the Investments, each of AT&T Services, Inc. (“AT&T Services”), Google and Vodafone Group Services have entered into letter agreements with us (the “Letter Agreements”).

The letter agreement between AT&T Services and us provides, among other things, that AT&T Services will make a non-refundable $20.0 million commercial payment for prepaid service revenue, creditable against our future service revenue, due after the launch and successful initial operation of the first five commercial satellites. AT&T Services also submitted a purchase order under a separate agreement for purchase of network equipment from us to support planned commercial service. Under the letter agreement, we are required to use reasonable best efforts to cause our Stockholders’ Agreement, dated April 6, 2021 to be amended such that AT&T Services shall have the right to nominate, and the parties to such Stockholders’ Agreement agree to vote for and cause the appointment of, any representative of AT&T Services that it determines in its sole discretion to (i) serve as a non-voting observer to our board of directors or (ii) serve as a director to our board of directors.

We entered into a letter agreement with Google whereby the parties will negotiate and execute a definitive agreement to provide, among other things, certain services to each other and have agreed to collaborate on product development, testing and implementation plans for SpaceMobile network connectivity on Android devices.

The letter agreement between Vodafone Group Services and us provides, among other things, for an initial revenue commitment of $25.0 million to us to be paid by Vodafone Group Services over a two and a half year period to be defined in a future definitive agreement for us to provide connectivity services. Vodafone also submitted a purchase order for purchase of network equipment from us to support planned commercial service.

January 2024 Common Stock Offering

On January 23, 2024, we issued 32,258,064 shares of Class A Common Stock in a public offering and received proceeds of $93.6 million, net of underwriting commissions of $6.0 million and transaction costs of $0.4 million. We provided a 30-day option to the underwriting agent to purchase up to an additional 4,838,709 shares of Class A Common Stock (the “Option Shares”) from us on the same terms and conditions. On January 25, 2024, the Option Shares were exercised in full. The offering of the Option Shares closed on January 29, 2024 for proceeds of $14.1 million, net of underwriting commissions of $0.9 million. Proceeds from the sale of our Class A common stock under the January 2024 Common Stock Offering were and are expected to be used for general corporate purposes.

Impact of Global Macroeconomic and Geopolitical Conflicts

We continue to closely monitor the impact of macroeconomic conditions, including heightened inflation, changes to fiscal and monetary policies, higher interest rates, volatility in the capital markets, supply chain challenges, and geopolitical conflicts on all aspects of our business across geographies, including how it has and may continue to impact our operations, workforce, suppliers, and our ability to raise additional capital to fund operating and capital expenditures.

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

We operate from multiple locations that include our corporate headquarters and 185,000 square feet AIT facilities in Texas where the final AIT is performed, and engineering and development centers elsewhere in the United States, India, Scotland, Spain and Israel. Our operations in Israel constitute approximately 5% of the consolidated total assets and approximately 12% of consolidated total operating expenses of the Company. To date, our operations in Israel have not been materially impacted by the geopolitical conflict in the Middle East. We currently do not expect potential interruptions to our operations in Israel to have a material impact on the Company.

Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial performance has been, and we expect our financial performance in the future to be driven by our ability to execute on our strategy. Our future results of operations could differ materially from the historical results of operations as we expect to complete the assembly and launch the five Block 1 BB satellites, initiate the limited, noncontinuous SpaceMobile Service in certain targeted geographical areas, fulfill our obligations under the contracts for gateway stations and under an agreement with a prime contractor of a U.S. government contract, complete the tape-out of our ASIC chip, set up ground cellular and infrastructure for commercial readiness, complete the design of the Block 2 BB satellites, commence the assembly, integration and testing of the Block 2 BB satellites, and launch the first Block 2 BB satellite.

Components of Results of Operations

Revenues

To date, we have not generated any revenues from our SpaceMobile Service. All revenues during the year ended December 31, 2022 were generated from sales and services by our former subsidiary, Nano. Following the completion of the sale of Nano on September 6, 2022, we did not generate any revenue. Following the launch and deployment of five Block 1 BB satellites, we currently plan to initiate a limited, noncontinuous SpaceMobile Service in targeted geographical areas, including in the United States, subject to obtaining regulatory approval and negotiating and executing definitive agreements with MNOs, and seek to generate revenue from such service. In 2024, we expect to begin generating revenue from the resale of gateway equipment and associated services to MNOs and other third parties, and from completing defined milestones under an agreement with a prime contractor for a U.S. government contract.

Cost of Sales

Cost of sales during the year ended December 31, 2022 consisted of the costs incurred to fulfill Nano’s sales contracts. Following the completion of the sale of Nano on September 6, 2022, we did not incur any costs of sales. We do not expect to generate revenue and incur associated cost of sales in future periods until we launch the SpaceMobile Service and/or begin to generate revenue from the resale of gateway equipment and associated services to MNOs and third parties, and meet future milestones under the agreement with a prime contractor for a U.S. government contract.

Engineering Services Costs

Engineering services costs are charged to expense as incurred. Engineering services costs consist primarily of the cost of employees and consultants involved in the design and development of the BB satellites, managing the network and satellite operations centers, and indirect costs related to the assembly, integration and testing of the BB satellites, license cost, and general expenses related to AIT facilities and engineering development centers.

General and Administrative Costs

General and administrative costs include the costs of insurance, cost of non-engineering personnel and personnel related expenses, software licensing and subscriptions, office and facilities expenses, investor relations, and professional services, including public relations, accounting and legal fees.

Research and Development Costs

R&D costs are charged to expense as incurred. R&D costs consist principally of development activities in which we typically engage third-party vendors and are largely driven by the achievement of milestones that trigger payments and costs of materials in supplies consumed in the development activities. R&D costs are expected to fluctuate quarter over quarter depending on achievement of milestones.

Depreciation and Amortization

Depreciation and amortization expense includes depreciation expense related to property and equipment including the BW3 test satellite, as well as definite lived intangible assets. We began depreciating the BW3 test satellite as of April 25, 2023 over its expected remaining useful life of approximately 16 months.

Gain (Loss) on Remeasurement of Warrant Liabilities

Public Warrants and Private Placement Warrants issued by us are accounted for as liability-classified instruments at their initial fair value on the date of issuance. They are remeasured on each balance sheet date and changes in the estimated fair value are recognized as an unrealized gain or loss in the consolidated statements of operations.

Interest Income (Expense), net

Interest income (expense), net consists of interest earned on cash and cash equivalents held in interest bearing demand deposit accounts, net of any interest expense and amortization of debt issuance costs associated with our debt arrangements.

Other Income (Expense), Net

Other income (expense), net primarily consists of non-operating expense and income, including foreign exchange gains or losses.

Income Tax Expense

AST LLC is treated as a partnership for U.S. federal and state income tax purposes. Also, we had a controlling ownership interest in our former subsidiary, Nano, a Lithuanian company, through September 6, 2022, that is subject to foreign income taxes and is also treated as a partnership for U.S. federal and state and local taxes. Accordingly, all income, losses, and other tax attributes pass through to the members’ income tax returns, and no U.S. federal and state and local provision for income taxes has been recorded for AST LLC in the consolidated financial statements. Certain foreign wholly-owned entities are taxed as corporations in the jurisdictions in which they operate, and accruals for such taxes are included in the consolidated financial statements.

Noncontrolling Interest

Noncontrolling interest primarily represents the equity interest in AST LLC held by members other than us. As of December 31, 2023, noncontrolling interest in AST LLC was approximately 58.7%. For the year ended December 31, 2022, noncontrolling interest also included approximately 49.0% equity interests in our former subsidiary, Nano, held by equityholders other than us. On September 6, 2022, the noncontrolling interest was eliminated in connection with the sale of the Company’s 51% interest in Nano. We attributed a portion of net income or loss generated at AST LLC and Nano to the noncontrolling interest based on their ownership interests.

Results of Operations

We report our results of operations under one operating segment. The following table sets forth a summary of our consolidated statements of operations for the years ended December 31, 2023 and 2022 (in thousands) and the discussion that follows compares the year ended December 31, 2023, to the year ended December 31, 2022.

	Year ended December 31,
	2023	2022	$ Change	% Change
Revenues	$-	$13,825	$(13,825)	(100)%

Cost of sales (exclusive of items shown separately below)	-	6,714	(6,714)	(100)

Gross profit	-	7,111	(7,111)	(100)

Operating expenses:
Engineering services	78,811	54,212	24,599	45
General and administrative costs	41,601	48,332	(6,731)	(14)
Research and development costs	47,486	45,620	1,866	4
Depreciation and amortization	54,469	4,711	49,758	1,056
Total operating expenses	222,367	152,875	69,492	45

Other income (expense):
Gain on remeasurement of warrant liabilities	8,986	19,114	(10,128)	(53)
Interest income (expense), net	2,675	2,633	42	2
Other (expense) income, net	(10,290)	21,521	(31,811)	(148)
Total other income (expense), net	1,371	43,268	(41,897)	(97)

Loss before income tax expense	(220,996)	(102,496)	(118,500)	116
Income tax expense	(1,681)	(617)	(1,064)	172
Net loss before allocation to noncontrolling interest	(222,677)	(103,113)	(119,564)	116

Net loss attributable to noncontrolling interest	(135,116)	(71,473)	(63,643)	89
Net loss attributable to common stockholders	$(87,561)	$(31,640)	$(55,921)	177%

Revenues

All revenues during the year ended December 31, 2022 were generated from sales and services provided by our former subsidiary, Nano. Following the completion of the sale of Nano on September 6, 2022, we no longer generated revenue.

Cost of Sales

Cost of sales during the year ended December 31, 2022 consisted of the costs incurred to fulfill Nano’s sales contracts. Following the completion of the sale of Nano on September 6, 2022, we no longer generated revenue and incurred associated cost of sales.

Engineering Services Costs

Total engineering services costs increased by $24.6 million, or 45%, to $78.8 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was primarily attributable to a $10.5 million increase in payroll and employee related costs, including stock-based compensation expense, due to an increase in headcount and milestones bonuses paid upon achievement of certain milestones, an increase of $10.2 million in AIT facilities and activities and engineering development centers costs including managing mission operations and ground infrastructure and travel expenses, and an increase of $3.9 million in indirect costs associated with testing and production activities.

General and Administrative Costs

Total general and administrative costs decreased by $6.7 million, or 14%, to $41.6 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease was driven by elimination of $5.7 million of costs related to Nano as Nano is no longer consolidated following its sale in September 2022, and a net decrease of $1.0 million in travel expenses and other miscellaneous expenses.

Research and Development Costs

Total R&D costs increased by $1.9 million, or 4%, to $47.5 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. R&D costs during the year ended December 31, 2023 were incurred primarily for completing the design and development of BB Block 1 satellites, progressing the design and development of certain subsystems for the BB Block 2 satellites, completing the IP design of our ASIC chip, and continued development of ground infrastructure programs for commercial readiness. R&D costs during the year ended December 31, 2022 were incurred primarily for the design and development of the BB Block 2 satellites and developing our ASIC chip. The increase in R&D costs was primarily driven by increases for the design and development of the BB Block 1 satellites and the development of ground infrastructure programs for commercial readiness, which were offset by completing the IP design of our ASIC chip and reduced expenditure on the design and development of certain subsystems for the BB Block 2 satellites during the current period.

Depreciation and Amortization

Total depreciation and amortization expense increased by $49.8 million, or 1,056%, to $54.5 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was primarily due to commencing depreciation of the BW3 test satellite from April 25, 2023, the date on which we determined that BW3 had met its intended use.

Gain on Remeasurement of Warrant Liabilities

Decrease in fair value of warrant liabilities resulted in a gain of $9.0 million for the year ended December 31, 2023 as compared to the gain of $19.1 million during the year ended December 31, 2022.

Interest Income (Expense), net

Total interest income (expense), net increased by less than $0.1 million, or 2%, to $2.7 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was driven by an increase of $4.3 million in interest income earned on cash and cash equivalents held in interest bearing demand deposit accounts, partially offset by an increase of $4.2 million in interest expense and amortization of debt issuance costs incurred in connection with our debt arrangements.

Other (Expense) Income, net

Total other (expense) income, net was $(10.3) million for the year ended December 31, 2023 as compared to $21.5 million in the year ended December 31, 2022. The decrease of $31.8 million was primarily due to the net gain of $24.6 million recognized in connection with the sale of Nano in 2022, a payment of $10.0 million in the third quarter of 2023 to a related party in accordance with the contractual agreement, partially offset by $1.4 million of transaction costs incurred in connection with the Equity Line of Credit (as defined herein) in 2022 and a decrease of $1.4 million in other non-operating income and foreign exchange loss.

Income Tax Expense

The provision for income taxes was $1.7 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively. The consolidated effective tax rate for years ended December 31, 2023 and 2022 was (1%). Refer to Note 14: Income Taxes in the accompanying notes to the consolidated financial statements for further information.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $135.1 million for the year ended December 31, 2023 as compared to $71.5 million in the year ended December 31, 2022. This increase in net loss correlates with the increase in net loss generated at AST LLC given the noncontrolling interest represents a portion of such net loss.

Liquidity and Capital Resources

Our current sources of liquidity are cash and cash equivalents on hand and access to equity programs currently in place, which consist of an Equity Line of Credit (as defined herein) and the ATM Program (as defined herein). As of December 31, 2023, we had $88.1 million of cash and cash equivalents on hand, including $2.5 million of restricted cash. In January 2024, we raised net proceeds of $107.7 million from the issuance of Class A Common Stock through our Common Stock Offering and $110.0 million from the issuance of convertible notes under the Convertible Security Investment Agreement. We believe our cash and cash equivalents on hand, which is estimated at $210.8 million as of March 31, 2024, and our ability to raise capital through access to the Equity Line of Credit and the ATM Equity Program, will be sufficient to meet our current working capital needs, planned operating expenses and capital expenditures for a period of the next 12 months from the date of this Annual Report on Form 10-K.

The design, assembly, integration, testing and launch of satellites and related ground infrastructure is capital intensive. We currently estimate the capital expenditure, primarily direct materials and launch costs, required for the assembly, integration, testing and launch of the five Block 1 BB satellites to be approximately $115.0 million, and we have paid over 90% of this expenditure as of the date of this Annual Report on Form 10-K. We currently believe that the estimated average capital costs, consisting primarily of direct materials and launch costs, required for the assembly, integration, testing and launch of a constellation of 95 Block 2 BB satellites to be approximately $16.0 million to $18.0 million per satellite. The estimated capital cost per Block 2 BB satellite is based on a number of factors, including securing launch contracts with more favorable terms, bulk ordering of parts and components, cost reductions due to the benefits of economies of scale and process improvements, and other factors. If we are unable to achieve these cost reductions, process improvements, and favorable launch contracts, the average capital cost of the Block 2 BB satellites will be higher and such variations could be material.

We believe we need to launch and operate 25 BB satellites (five Block 1 BB satellites and 20 Block 2 BB satellites) in order to provide coverage to the most commercially attractive MNO markets. In addition to the cash and cash equivalents we had on hand as of March 28, 2024, we currently estimate we will need to raise approximately $350.0 million to $400.0 million to fund operating expenses and capital expenditures necessary to design, assemble and launch 20 Block 2 BB satellites and operate a constellation of 25 BB satellites.

We evaluate our market, product and coverage plans based upon the attractiveness of certain markets, our technology, regulatory concerns and our access to capital and other resources. We believe we can develop satellite configurations which target delivering service to certain attractive markets without the necessity of building a constellation which covers the entire globe. This modularity of our satellite configuration enables us to alter the timing and size of our satellite roll out and provides us flexibility to dynamically change our market plans and capital requirements. As a result, we believe we have the ability to accelerate or slow down our business plan depending upon the availability of capital to support our strategies.

We plan to raise additional capital through the issuance of equity, equity-linked or debt securities (secured or unsecured), secured or unsecured loans or other debt facilities, and credit from government or financial institutions or commercial partners, including through our existing Equity Line of Credit and the ATM Equity Program. We also intend to seek to draw the remaining available credit under the Senior Secured Credit Facility. Our ability to access the capital markets during this period of volatility may require us to modify our current expectations. There can be no assurance that additional funds will be available to us on favorable terms or at all. If we cannot raise additional funds when needed in the future, our financial condition, results of operations, business and prospects may be materially and adversely affected.

Commitments

The following table summarizes the contractual minimum principal and interest payments required on all of our outstanding debt and operating leases by period due date, as of December 31, 2023 (in thousands):

	Payments Due by Period
Contractual Obligations	2024	2025	2026	2027	2028	Thereafter	Total
Debt	$252	$2,920	$55,125	$2,466	$5,363	$5,655	$71,781
Operating leases	3,078	2,909	2,541	2,326	2,269	8,867	21,990
Contractual interest on debt	8,922	8,760	5,697	958	766	45	25,148
Total contractual obligations	$12,252	$14,589	$63,363	$5,750	$8,398	$14,567	$118,919

Also, as of December 31, 2023, we had contractual commitments with third parties in the aggregate amount of $13.5 million related to procurement of BB satellite components, certain R&D programs, and capital improvements. We expect these commitments will continue to increase as we make progress to assemble, integrate and test Block 2 BB satellites, and enter into launch agreements for the launch of Block 2 BB satellites.

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

Term loan

In December 2021, concurrent with the purchase of real property and equipment in Midland, Texas, our wholly-owned subsidiary, AST & Science Texas, LLC (“AST Texas”), entered into a credit agreement with Lone Star State Bank of West Texas (the “Term Loan Credit Agreement”) providing for a $5.0 million term loan secured by the property. Borrowings under the term loan bear interest at a fixed rate equal to 4.20% per annum until December 7, 2026, and from December 8, 2026 until December 8, 2028 at a fixed rate per annum equal to 4.20% plus adjustment if the index rate as defined in the Term Loan Credit Agreement is greater than 4.20%, subject to a maximum interest rate of 4.90% per annum. Refer to Note 8: Debt in the accompanying notes to the consolidated financial statements for further information.

The Term Loan Credit Agreement contains certain customary events of default, and certain covenants that limit AST Texas’ ability to, among other things, create liens on collateral, consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; and enter into certain transactions with their affiliates. If AST Texas fails to perform its obligations under these and other covenants, or should any event of default occur, the term loan may be terminated and any outstanding borrowings, together with unpaid accrued interest, could be declared immediately due and payable, and the lender will be authorized to take possession of the collateral.

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

The initial borrowings of $48.5 million accrue interest at a fixed rate equal to three-month secured overnight financing rate (“SOFR”) as of the closing date plus 9.625% per annum equal to 14.75% (the “Atlas Fixed Rate”), payable on the last business day of each fiscal quarter. The borrowing amounts are payable at maturity on August 14, 2026 and are subject to mandatory prepayments upon the occurrence of certain specified events.

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

Upon closing, we received net proceeds of $37.2 million, net of debt issuance costs of $9.5 million and deposit of $1.8 million into an interest reserve escrow account. Debt issuance costs of $9.5 million consist of agent fees, offering expenses, and two years of cash premium coverage. The net proceeds were and are expected to continue to be used for general corporate purposes as permitted under the Atlas Credit Agreement.

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

We drew the entire $15.0 million facility on September 19, 2023 and incurred $0.1 million of transaction costs. The net proceeds were and are expected to continue to be used for general corporate purposes.

Convertible Security Investment Agreement

On January 16, 2024, we entered into a Convertible Security Investment Agreement (the “Investment Agreement”) with AT&T Venture Investments, LLC (“AT&T”), Google LLC (“Google”) and Vodafone Ventures Limited (“Vodafone”, and together, the “Investors”) to issue subordinated convertible notes for an aggregate principal amount of $110.0 million (such notes, the “Notes” and such investments, the “Investments”) to the Investors. The Notes bear interest at a rate of 5.50% per year, payable semi-annually in arrears beginning on June 30, 2024, in cash or in kind at our option. We intend to elect to pay the contractual interest amount in kind. The Notes have a ten-year term unless earlier converted. The net proceeds are expected to be used for general corporate purposes.

The holders of the Notes (the “Holders”) may at their option convert the Notes (subject to certain exceptions) at any time on or after January 16, 2025 at an initial conversion rate of 173.9130 shares of Class A Common Stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of $5.75 per share of Class A Common Stock). On or after January 16, 2025, we also have an option to require the Holders to convert the Notes (subject to certain exceptions) at the same initial conversion rate of 173.9130 shares of Class A Common Stock per $1,000 principal amount of Notes if the VWAP of the Class A Common Stock has been at least 130% of the conversion price then in effect for 30 consecutive trading days, on the immediately succeeding trading day after the last trading day of such 30 day period. The Notes may be accelerated upon the occurrence of certain events of default and fundamental change.

January 2024 Common Stock Offering

On January 23, 2024, we issued 32,258,064 shares of Class A Common Stock in a public offering and received proceeds of $93.6 million, net of underwriting commissions of $6.0 million and transaction costs of $0.4 million. We provided a 30-day option to the underwriting agent to purchase up to an additional 4,838,709 shares of Class A Common Stock (the “Option Shares”) from us on the same terms and conditions. On January 25, 2024, the Option Shares were exercised in full. The offering of the Option Shares closed on January 29, 2024 for proceeds of $14.1 million, net of underwriting commissions of $0.9 million. Proceeds from the sale of our Class A common stock under the January 2024 Common Stock Offering were and are expected to be used for general corporate purposes.

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Cash, cash equivalents and restricted cash	$88,097	$239,256
Cash used in operating activities	$(148,942)	$(156,464)
Cash used in investing activities	(118,807)	(31,352)
Cash provided by financing activities	116,732	102,340

Operating activities

Cash used in operating activities was $148.9 million for the year ended December 31, 2023, as compared to cash used in operating activities of $156.5 million for the year ended December 31, 2022. The $7.5 million decrease in cash used in operating activities was attributable to a decrease of $38.1 million in working capital offset by an increase of $30.6 million in expenses to support expanded operations during the year ended December 31, 2023.

Investing activities

Cash used in investing activities was $118.8 million for the year ended December 31, 2023, as compared to cash used in investing activities of $31.4 million for the year ended December 31, 2022. The $87.5 million increase in cash used in investing activities was primarily attributable to a $61.5 million increase in purchases of property and equipment, including procurement of BB satellite materials and advance launch payments, and $26.0 million proceeds from sale of Nano, net of cash deconsolidated and transaction costs, in September 2022.

Financing activities

Cash provided by financing activities was $116.7 million for the year ended December 31, 2023, as compared to cash provided by financing activities of $102.3 million for the year ended December 31, 2022. The $14.4 million increase in cash provided by financing activities was primarily attributable to $53.4 million of net proceeds from borrowings on the Atlas Credit Agreement and Lone Star Loan Agreement, partially offset by $39.0 million decrease in net proceeds from the sale of Class A Common Stock under the secondary public offerings, ATM Equity Program and Equity Line of Credit.

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

Funding Requirements

We believe our existing cash and cash equivalents as of December 31, 2023, funds raised in January 2024 and access to the Equity Line of Credit and ATM Equity Program will be sufficient to meet anticipated cash requirements for the next 12 months from the date hereof. However, our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend capital resources sooner than we expect.

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

Until such time, if ever, as we can generate substantial revenues to support our cost structure, we expect to finance cash needs through a combination of equity offerings, debt financings, commercial and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through commercial agreements, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies and/or future revenue streams, or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Also, our ability to raise necessary financing could be impacted by recent geopolitical events, higher interest rates and inflationary economic conditions and their effects on the market conditions. If we are unable to raise additional funds through equity offerings, debt financings or commercial arrangements when needed, we may be required to delay, limit, reduce or terminate our commercialization efforts or grant rights to develop and market other services even if we would otherwise prefer to develop and market these services ourselves, or potentially discontinue operations.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 2: Summary of Significant Accounting Policies of the consolidated financial statements included elsewhere in this Report. Our critical accounting policies are described below.

Property and Equipment

We design and self-construct the BB satellites intended to be used to provide SpaceMobile Service to customers. The BB satellites are not intended to be held for sale in the ordinary course of business. The costs incurred to complete the design is expensed as incurred. The cost incurred to complete the construction is capitalized as property and equipment. The cost of self-constructed BB satellite assets consists of direct materials, direct labor, launch costs and other direct costs attributable to bringing the asset to a working condition and desired location for the intended use. Costs incurred, including direct materials purchased and launch payments made, until the completion of the construction and launch of the BB satellites, are reported as satellite materials, satellites under construction, and advance launch payments within construction-in-progress. Once launched in orbit, the costs of the BB satellites are reported as satellites in orbit and depreciation of the satellites commences once the BB satellites are ready for their intended use.

We capitalize the costs of the test satellites if there is an alternative future use for the test satellites. We capitalize only those expenditures and ancillary costs that are directly attributable to assembly and testing and necessarily incurred to place the test satellites into their intended location and use. These costs include materials costs, launch cost, and other non-recurring costs directly associated with the development of the test satellites. The other non-recurring costs primarily include third-party vendors who are hired solely for the design, assembly, and testing of the test satellite and are responsible for the value and progression of the project. The costs for internal, recurrent engineering employees and consultants are expensed as engineering services costs and not capitalized to the cost of the test satellites, as these employees are not directly associated with the development of the test satellites.

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Our assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period-end date while the warrants are outstanding.

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

Impairment of Long-Lived Assets

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data

The full text of the Company’s financial statements for the fiscal years ended December 31, 2023 and 2022, begins on page 78 of this Annual Report on Form 10-K.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended December 31, 2023. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the rules established by the SEC as we are a smaller reporting company.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter ended December 31, 2023 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(b) In the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below are the names, ages and positions of each of the individuals who serve as our executive officers and directors as of April 1, 2024.

Name	Age	Position
Executive Officers
Abel Avellan	53	Chairman of the Board and Chief Executive Officer
Sean Wallace	62	Executive Vice President and Chief Financial Officer
Brian Heller	56	Executive Vice President, General Counsel and Secretary
Shanti Gupta	47	Senior Vice President, Chief Accounting Officer

Non-Employee Directors
Adriana Cisneros(2)(3)	44	Director
Alexander Coleman(1)(2)(4)	57	Director
Luke Ibbetson	55	Director
Edward Knapp	63	Director
Hiroshi Mikitani	59	Director
Ronald Rubin(1)	58	Director
Richard Sarnoff(3)	65	Director
Julio A. Torres(1)(2)(3)	57	Director

(1)
Member of the audit committee
(2)
Member of the compensation committee
(3)
Member of the nominating and corporate governance committee
(4)
Member of the redemption election committee

Executive Officers

Abel Avellan. Mr. Avellan is the Founder, Chairman, and Chief Executive Officer of AST LLC since its inception in 2017 and has served as the Company’s Chairman of the Board of Directors and Chief Executive Officer since April 2021. Prior to founding the Company, Mr. Avellan served as the founder and Chief Executive Officer of Emerging Markets Communications (“EMC”), a satellite-based communications services provider to maritime and other mobility markets, from 2000 until its sale to Global Eagle Entertainment Inc. for $550.0 million in July 2016. Following the acquisition of EMC, Mr. Avellan worked as the President and Chief Strategy Officer for Global Eagle Entertainment Inc. until April 2017. Mr. Avellan has over 25 years of success in the space industry and is the co-inventor of 21 U.S. patents. He was the recipient of the Satellite Transaction of the Year award by Euroconsult in 2015, was named Satellite Teleport Executive of the Year in 2017 and in February 2024 was named a Commissioner to the ITU/UNESCO Broadband Commission for Sustainable Development. Mr. Avellan has a Bachelor’s in Electrical Engineering from Simón Bolivar University. We believe Mr. Avellan is qualified to serve on our Board of Directors due to his expertise and years of success developing innovative space-based technologies and continually proven engineering and management acumen.

Sean Wallace. Mr. Wallace serves as the Company’s Executive Vice President, Chief Financial Officer since May 2022. Mr. Wallace is an experienced business leader with over 35 years of finance, banking and management experience. Prior to this appointment, Mr. Wallace served since May 2020 as the Chief Financial Officer and Treasurer of Cogent Communications, Inc., a publicly traded company that is one of the world’s largest commercial internet service providers. Prior to joining Cogent, Mr. Wallace was an investor and operator of industrial real estate projects from 2015 to 2020. He has also held senior management and banking positions at Standard Chartered, where he was the Global Head of their origination and coverage business, and at JP Morgan, where he was their Co-Head of Investment Banking, Asia Pacific and the leader of their North American Telecom Banking operations. Mr. Wallace’s experience as a banker has provided him with expertise in a broad set of financing products, including debt, equity and project finance, executed primarily for telecommunications companies. Mr. Wallace received an AB from Harvard College and an MBA from Harvard Business School.

Brian Heller. Mr. Heller serves as the Company’s Executive Vice President, General Counsel and Secretary since February 2021. Mr. Heller has over 20 years of public company experience. Prior to joining the Company, he served as General Counsel of Castle Brands Inc., a publicly-traded spirits company, from October 2008 until its sale to Pernod Ricard in October 2019, and as Senior Vice President - Business and Legal Affairs of Ladenburg Thalmann Financial Services, a publicly-traded financial services company, from April 2007 until its sale to a portfolio company of Reverence Capital Partners in May 2020. He joined Ladenburg from AOL Latin America, where he served as Associate General Counsel. Previously, Mr. Heller was a Partner in the Corporate and Intellectual Property Departments at the Steel Hector & Davis law firm (now Squire Patton Boggs) in Miami, Florida. Earlier in his career, he served as a law clerk to the Honorable James Lawrence King of the United States District Court for the Southern District of Florida. Mr. Heller received his J.D., cum laude, from Georgetown University Law Center, where he was Articles Editor of the Georgetown Law Journal, and his Bachelor of Science degree from Northwestern University. He is admitted to practice law in New York and Florida.

Shanti Gupta. Mr. Gupta serves as the Company’s Senior Vice President, Chief Accounting Officer since September 2021 and is responsible for the Company’s financial operations, corporate accounting, external reporting, and financial planning and analytics. He brings more than 20 years of global finance and accounting experience to his role on the Company’s leadership team. Before joining AST, he worked with Ernst & Young LLP in New York from 2014, where he was a Partner in the Financial Accounting Advisory Services. Previously, he has worked with Deloitte & Touche LLP in New York and KPMG in India. He earned his Bachelor of Commerce (Honors) from Shri Ram College of Commerce, Delhi University, India, and is a licensed Certified Public Accountant. He is also a Chartered Accountant from The Institute of Chartered Accountants of India.

The following individuals also serve as members of our senior management team:

Scott Wisniewski. Mr. Wisniewski, age 42, serves as the Company’s Executive Vice President, Chief Strategy Officer since March 2021 and oversees corporate development, treasury, commercial, regulatory, investor relations and public relations. Prior to joining the Company, he was Managing Director of Technology, Media & Telecommunications Investment Banking at Barclays, advising clients on raising capital and mergers and acquisitions for over a decade. While at Barclays, he advised us on the 2021 business combination transaction, which raised $462.0 million in gross proceeds, and the 2019 strategic investment transaction, which raised $110.0 million of gross proceeds. Earlier in his career he was a management consultant focused on supplier development and a mechanical design engineer. Mr. Wisniewski received a Bachelor of Engineering degree from Dartmouth College and a Master’s in Business Administration from The University of Chicago Booth School of Business.

Dr. Huiwen Yao. Dr. Yao, age 61, serves as the Company’s Executive Vice President, Chief Technology Officer since 2018. Dr. Yao has over 30 years of successful experience in engineering team building and management, system architecture, research and technology development and program execution in communications satellites. Prior to joining the Company, he was the Senior Director of Commercial Payload/RF Engineering in the Space Systems Group of Northrop Grumman Innovation Systems (previously Orbital ATK). He was a major contributor to the success of the commercial satellite business of Orbital/Orbital ATK with more than 40 GEO communications satellites delivered. Dr. Yao is the author of more than 55 technical papers and a book chapter in the fields of communications systems, antennas, microwave/RF components and EM simulations/CAD. He has been granted 21 U.S. and international patents. He received his B.S. and M.S. degrees in Electrical Engineering from Beijing Institute of Technology and a Ph.D. in Electronic Physics from the University of Maryland.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC and Nasdaq. Such executive officers, directors and stockholders also are required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers that no other reports were required, we believe that our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them for the year ended December 31, 2023.

Stockholders’ Agreement Director Appointment Rights

Pursuant to the Stockholders’ Agreement, among other things, the AST Equityholders agreed to vote all securities of the Company that may be voted in the election of our directors held by such AST Equityholders in accordance with the provisions of the Stockholders’ Agreement, and the Stockholder Parties agree to take all necessary action to cause Avellan to be the chairperson of our Board until the Sunset Date.

Our equityholders may nominate directors as follows: (a) Avellan may nominate seven members of our Board of Directors, which amount includes three vacancies for which Avellan has the right, pursuant to the Stockholders’ Agreement, to designate directors for appointment to such vacancies at any time; (b) Invesat, Vodafone and American Tower, each may nominate one member of our Board of Directors; and (c) Rakuten USA may nominate two members of our Board of Directors, which currently includes one vacancy. The AST Equityholders agree to vote for each of the foregoing nominees.

Avellan’s right to nominate directors will decrease in proportion to the ownership interests of Avellan and his permitted transferees in the Company’s aggregate outstanding voting power, such that if Avellan and his permitted transferees: (i) own less than 50% of the Company’s aggregate outstanding voting power of the Company, Avellan and his permitted transferees may only nominate five members of our Board of Directors; (ii) own less than 40% of the aggregate outstanding voting power of the Company, Avellan and his permitted transferees may only nominate three members of our Board of Directors; (iii) own less than 30% of the aggregate outstanding voting power of the Company, Avellan and his permitted transferees may only nominate two members of our Board of Directors; (iv) own less than 20% of the aggregate outstanding voting power of the Company, Avellan and his permitted transferees may only nominate one member of our Board of Directors; and (v) own less than 5% of the aggregate outstanding voting power of the Company, Avellan and his permitted transferees will no longer be entitled to nominate any members of our Board of Directors. If the size of our Board of Directors is increased or decreased, the number of members that Avellan may designate will increase or decrease proportionately to the size of our Board of Directors.

Invesat’s nomination right will terminate if it (together with its permitted transferees) ceases to hold at least 5% of the outstanding Class A Common Stock of the Company (assuming exchange of AST LLC Common Units for shares of Class A Common Stock). Vodafone’s nomination right will terminate if it (together with its permitted transferees) ceases to beneficially own either (a) at least 5% of the outstanding Class A Common Stock of the Company or (b) at least 50% of the Class A Common Stock held by it immediately after the completion of the Closing (assuming exchange of all AST LLC Common Units for shares of Class A Common Stock). Sponsor’s nomination right terminated at the second annual meeting of the stockholders of the Company following the Closing. American Tower’s nomination right will terminate if it (together with its permitted transferees) ceases to hold at least 50% of the Class A Common Stock held by it immediately after the Closing (assuming exchange of all AST LLC Common Units for shares of Class A Common Stock). Rakuten USA’s nomination right with respect to its first designee will terminate if it (together with its permitted transferees) ceases to hold either (i) at least 5% of the outstanding Class A Common Stock of the Company or (ii) at least 50% of the Class A Common Stock held by it immediately after the Closing (assuming exchange of all AST LLC Common Units for shares of Class A Common Stock), and Rakuten USA’s nomination right with respect to its second designee will terminate if it (together with its permitted transferees) ceases to hold at least 10% of the outstanding Class A Common Stock of the Company (assuming exchange of all AST LLC Common Units for shares of Class A Common Stock).

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics (the “Code of Ethics”) that, along with our Second Amended and Restated Certificate of Incorporation (the “Charter”), our Amended and Restated Bylaws (“Bylaws”), the charters of the committees of the Board (the “Committees”), our Corporate Governance Guidelines and the Stockholders’ Agreement, provide the framework of our governance. Our Code of Ethics applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics on our website rather than by filing a Current Report on Form 8-K. Our Code of Ethics and Corporate Governance Guidelines are available on the “Corporate Governance Overview” section of our investor relations website at https://investors.ast-science.com. The information on any of our websites is deemed not to be incorporated in this report.

Board Committees and Corporate Governance

Our Board of Directors has established four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Governance Committee, and a Redemption Election Committee, each of which operates under a charter that has been approved by the Board of Directors. The charters for each Committee are available in the “Corporate Governance Overview” section of our investor relations website at https://investors.ast-science.com. The information on any of our websites is deemed not to be incorporated in this report.

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

Our named executive officers (or “NEOs”) for 2023, who consist of each person who served as our principal executive officer during 2023 and our two other most highly compensated executive officers were:

•
Abel Avellan, Chairman of the Board and Chief Executive Officer
•
Sean Wallace, Executive Vice President, Chief Financial Officer
•
Brian Heller, Executive Vice President, General Counsel and Secretary

Summary Compensation Table

The following table summarizes the compensation of our NEOs for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Abel Avellan(2)	2023	-	-	-	-	-
Chairman of the Board and Chief Executive Officer	2022	-	-	-	-	-

Sean Wallace	2023	250,000	-	-	-	250,000
Executive Vice President, Chief Financial Officer	2022	160,417	-	2,784,000(3)	88,575(4)	3,032,992

Brian Heller	2023	250,000	-	-	-	250,000
Executive Vice President, General Counsel and Secretary	2022	250,000	150,000	-	-	400,000

(1)
Amounts represent the aggregate grant date fair value computed in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), for equity awards granted. For further detail regarding the assumptions used to calculate the value of all equity awards made to executive officers refer to Note 12: Stock-Based Compensation in the accompanying consolidated financial statements.
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
(4)
Pursuant to the terms of Mr. Wallace's employment agreement, he was reimbursed $75,000 for direct out-of-pocket costs associated with his relocation to the Miami, Florida area where our corporate office is located, and $13,575 for legal fees associated with the negotiation and execution of his employment agreement.

Narrative Disclosure to the Summary Compensation Table

This section discusses the material components of the executive compensation program for the year ended December 31, 2023 as applicable to our NEOs and reflected in the Summary Compensation Table above.

Salaries. Other than Mr. Avellan, our NEOs receive their respective base salaries to compensate them for services rendered to the Company. The base salary payable to each NEO is intended to provide a fixed component of compensation and reflects the executive's skill set, experience, role and responsibilities. As noted in the Summary Compensation Table, Mr. Avellan, our Chairman of the Board and Chief Executive Officer, historically asked not to be paid any base salary in excess of applicable minimum wage requirements under federal law and received substantially below-market base salary, and effective as of the completion of the Business Combination, Mr. Avellan has not been receiving any base salary.

Bonus. The Compensation Committee awarded a discretionary cash bonus of $150,000 to Mr. Heller on September 15, 2022 in recognition of his individual achievements and contributions as our Executive Vice President, General Counsel and Secretary. During 2023, none of our NEOs received any bonuses.

Long-Term Equity Incentive Compensation. The goal of our long-term, equity based incentive awards is to align the interests of our executives with the interests of stockholders. Because vesting is generally based on continued service, in addition to performance-based vesting in certain cases, equity-based incentives also foster the retention of our executives during the award vesting period.

Equity Compensation Plans

AST LLC 2019 Equity Incentive Plan. Prior to the Business Combination, equity-based incentive awards in the form of options were issued under the AST LLC 2019 Equity Incentive Plan (“AST LLC Incentive Plan”) as incentives to our employees, non-employees, and non-employee members of our Board of Directors. Following the Business Combination, no further grants were made under the AST LLC Incentive Plan. However, the AST LLC Incentive Plan will continue to govern the terms and conditions of the outstanding awards granted under it.

SpaceMobile 2020 Incentive Award Plan. In connection with the Business Combination, we adopted the 2020 Incentive Award Plan (the “2020 Plan”). Awards may be made under the 2020 Plan covering an aggregate number of Class A Common Stock shares equal to 10,800,000 shares of Class A Common Stock. Any shares distributed pursuant to an award may consist, in whole or in part, of authorized and unissued common stock, treasury common stock or common stock purchased on the open market. The 2020 Plan provides for the grant of stock options, restricted stock, dividend equivalents, restricted stock units, incentive unit awards, stock appreciation rights, and other stock or cash-based awards. Each incentive unit issued pursuant to an award, if any, shall count as one share for purposes of calculating the aggregate number of shares available for issuance under the 2020 Plan.

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

NEO Long-Term Equity Incentive Compensation in 2023. In May 2022, pursuant to the terms of Mr. Wallace’s employment agreement, the Company's Board of Directors approved an award of 700,000 RSUs to Mr. Wallace, with 400,000 of the RSUs subject to service-based vesting and 300,000 RSUs subject to performance-based vesting. The service-based RSUs vest over a four year service period with 25% of the awards vesting on each anniversary of Mr. Wallace's vesting commencement date. The performance-based RSUs will vest upon satisfaction of two specified capital raising performance conditions. During 2023, none of our NEOs received any long-term incentive awards under our 2020 Plan.

Other Elements of Compensation

In 2022, pursuant to the terms of Mr. Wallace's employment agreement he received $75,000 as reimbursement of direct out-of-pocket costs relating to his relocation to the Miami, Florida area where our corporate office is situated, and received $13,575 as reimbursement of legal fees associated with the negotiation and execution of his employment agreement. Mr. Wallace's employment agreement also provided for reimbursement of certain temporary housing expenses, although no such expenses were incurred or reimbursed.

401(k) Plan. We currently maintain a 401(k) retirement savings plan for our United States based employees, including our NEOs, who satisfy certain eligibility requirements. Our NEOs are eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Plan allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Currently, we do not match contributions made by participants in the 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including NEOs, in accordance with our compensation policies.

Health/Welfare Plans. All of our full-time employees, including NEOs, are eligible to participate in our health and welfare plans, including medical, dental and vision benefits, medical and dependent flexible spending account, short-term and long-term disability insurance, and life insurance.

Named Executive Officer Employment Related Arrangements

Abel Avellan

On July 18, 2018, our subsidiary, AST LLC, entered into an offer letter with Mr. Avellan, our Chairman and Chief Executive Officer, setting forth his initial base salary and eligibility to participate in our customary health, welfare and fringe benefit plans. In addition, on December 15, 2017, Mr. Avellan entered into AST LLC's form Nondisclosure, Confidentiality, Assignment and Noncompetition Agreement containing certain restrictive covenants, including non-compete and non-solicitation restrictions for a period of one year following a termination or cessation of employment for any reason. Mr. Avellan has historically asked not to be paid any base salary in excess of applicable minimum wage requirements under federal law and, as such, has received substantially below-market base salary. Mr. Avellan has not received any base salary from the Company since the consummation of the Business Combination in April 2021.

Sean Wallace

On April 25, 2022, our subsidiary, AST LLC, entered into an employment agreement with Mr. Wallace, our Executive Vice President and Chief Financial Officer. Pursuant to the employment agreement, Mr. Wallace receives an annual base salary of $250,000 and is eligible to participate in our customary health, welfare and fringe benefit plans. The employment agreement provided that we would reimburse Mr. Wallace for certain temporary housing expenses, direct out-of-pocket relocation expenses up to $75,000, and reasonable legal fees, up to a limit of $15,000, in connection with the negotiation and execution of the employment agreement and all ancillary agreements. In the event of a Qualifying Termination, Mr. Wallace is entitled to a severance payment equal to 75% of his base salary, continued coverage for up to nine months under our group health plans at the same levels and the same cost to Mr. Wallace as would have applied if his employment had not terminated, and acceleration of any unvested portion of the time-based vesting restricted stock units equal to (A) in the event a Qualifying Termination occurs on or prior to the one-year anniversary of his start date, 100,000 restricted stock units, and (B) in the event a Qualifying Termination occurs after the one-year anniversary of the start date, (x) (1) the number of days during the period commencing on the last vesting date prior to the date of termination and ending on the nine-month anniversary of the date of termination, (2) divided by 365, and multiplied by (y) 100,000. A “Qualifying Termination” means a termination of Mr. Wallace’s employment by the Company without cause (other than by reason of his death or disability), by Mr. Wallace with Good Reason or by reason of a non-renewal of the employment period by the Company under the employment agreement. The employment agreement defines “Good Reason” as including a material diminution of Mr. Wallace’s base salary, position, authority, duties or responsibilities, a change in his work location and a material breach by the Company of his initial equity award of RSUs, and includes a notice requirement and cure period. Payment of severance is subject to a release of claims in favor of the Company. In addition, any portion of the Performance-Based Portion of the Equity Award as to which the specified performance target has been satisfied as of, or within 120 days following, the date of termination, will vest on the later of the effective date of the release or the attainment of the applicable performance target within such 120 day period. Also, on April 25, 2022, Mr. Wallace entered into our form Nondisclosure, Confidentiality, Assignment and Noncompetition Agreement containing certain restrictive covenants, including non-compete and non-solicitation restrictions for a period of one year following a termination or cessation of employment for any reason.

Brian Heller

On February 4, 2021, our subsidiary, AST LLC, entered into an employment agreement with Mr. Heller, our Executive Vice President, General Counsel and Secretary. Under the employment agreement, Mr. Heller receives an annual base salary of $250,000 and is eligible to participate in our customary health, welfare and fringe benefit plans. In the event of Qualifying Termination, Mr. Heller is entitled to a severance payment equal to 50% of his base salary, an annual bonus earned through the date of termination for the applicable calendar year based on the achievement of individual and/or Company performance goals as determined by the Board in its sole discretion, and acceleration of any unvested portion of the time-based vesting RSUs equal to (A) (x) the number of days during the period commencing on the last vesting date prior to the date of termination and ending on the six-month anniversary of the date of termination, (y) divided by 365, and multiplied by (B) 51,250. A “Qualifying Termination” means a termination of Mr. Heller’s employment by the Company without cause (other than by reason of his death or disability), by Mr. Heller with Good Reason or by reason of a non-renewal of the employment period by the Company under the employment agreement. The employment agreement defines “Good Reason” as including a material diminution of Mr. Heller’s base salary, position, authority, duties or responsibilities and a change in his work location, and includes a notice requirement and cure period. Payment of severance is subject to a release of claims in favor of the Company. Also, on February 4, 2021, Mr. Heller entered into our form Nondisclosure, Confidentiality, Assignment and Noncompetition Agreement containing certain restrictive covenants, including non-compete and non-solicitation restrictions for a period of one year following a termination or cessation of employment for any reason.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table sets forth certain information regarding our equity-based awards held by the Named Executive Officers as of December 31, 2023.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Abel Avellan	-	-	-	-
Sean Wallace	300,000	1,809,000	300,000	1,809,000
Brian Heller	102,500	618,075	145,000	874,350

(1)
Mr. Wallace's 400,000 RSUs vest over a four year service period with 25% of the awards vesting on each anniversary of the May 10, 2022 vesting commencement date. Mr. Heller's 205,000 RSUs vest over a four year service period with 25% of the awards vesting on each anniversary of the February 8, 2021 vesting commencement date.
(2)
Fair market value of awards was $6.03 per share as of December 31, 2023.
(3)
Mr. Wallace’s 300,000 RSUs vest upon satisfaction of two specified capital raising performance conditions. Half of each portion of these RSUs will vest upon the attainment of the specified performance targets and the remaining half of each portion of these RSUs will vest on the first anniversaries of the attainment of the specified performance targets. Mr. Wallace’s 75,000 RSUs vested on March 15, 2024, upon the certification of the Compensation Committee of the satisfaction of one of the performance conditions. The remaining 75,000 RSUs will vest on March 15, 2025, subject to Mr. Wallace’s continued service through the vesting date. Mr. Heller’s 145,000 RSUs vest upon satisfaction of certain specified performance conditions. Mr. Heller’s 72,500 RSUs vested on March 15, 2024, upon the certification of the Compensation Committee of the satisfaction of the performance conditions. The remaining 72,500 RSUs will vest on March 15, 2025, subject to Mr. Heller’s continued service through the vesting date.

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

The following table sets forth certain information regarding pay versus performance as of December 31, 2023.

Year(1)	Summary Compensation Table Total for PEO ($) (2)	Compensation Actually Paid to PEO ($) (3)	Average Summary Compensation Table Total for Non-PEO NEOs ($)(2)	Average Compensation Actually Paid to Non-PEO NEOs ($)(3)	AST SpaceMobile Total Shareholder Return ($)(4)	Net Income (Loss) ($000)(5)
2023	-	-	$250,000	$537,444	$44	$(87,561)
2022	-	-	$1,716,496	$989,452	$35	$(31,640)
2021	$8,995	$8,995	$1,430,211	$160,579	$58	$(30,553)

(1)
Abel Avellan served as the PEO for the entirety of 2023, 2022, and 2021. Our Non-PEO NEOs for the applicable years were as follows:

• 2023: Sean Wallace and Brian Heller

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
(4)
Total Shareholder Return (“TSR”) is cumulative for the measurement periods beginning on December 31, 2020 and ending on December 31 of each of 2023, 2022 and 2021, respectively, calculated in accordance with Item 201(e) of Regulation S-K.
(5)
The dollar amounts reported represent the amount of net income (loss) attributable to common stockholders reflected in the accompanying consolidated financial statements.

A reconciliation of the adjustments for Mr. Avellan and for the average of the Non-PEO NEOs is set forth in the following table, which describes the adjustments, each of which is prescribed by the SEC rules, to calculate the CAP from SCT amounts. Equity values are calculated in accordance with ASC 718.

	2023	2023	2022	2022	2021	2021
	PEO	Average Non-PEO NEOs	PEO	Average Non-PEO NEOs	PEO	Average Non-PEO NEOs
Summary Compensation Table Total (1)	-	$250,000	-	$1,716,496	$8,995	$1,430,211
Minus Stock Award Value & Option Award Value Reported in SCT for the Covered Year	-	-	-	$1,392,000	-	$1,025,000
Plus Year End Fair Value of Equity Awards Granted During the Covered Year that Remain Outstanding and Unvested as of Last Day of the Covered Year	-	-	-	964,000	-	813,850
Plus Year over Year Change in Fair Value as of the Last Day of the Covered Year of Outstanding and Unvested Equity Awards Granted in Prior Years	-	243,513	-	(239,850)	-	(735,900)
Plus Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Covered Year	-	-	-	-	-	-
Plus Year over Year Change in Fair Value as of the Vesting Date of Equity Awards Granted in Prior Years that Vested During the Covered Year	-	43,931	-	(59,194)	-	(322,582)
Minus Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Covered Year	-	-	-	-	-	-
Plus Value of Dividends or other Earnings Paid on Stock or Option Awards Not Otherwise Reflected in Fair Value or Total Compensation for the Covered Year	-	-	-	-	-	-
Compensation Actually Paid	-	$537,444	-	$989,452	$8,995	$160,579
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
$44
$9
$161
$0
$989
$0
$537
Dec. 31 2020
2021
Dec. 31 2021
2022
Dec. 31 2022
2023
Dec. 31 2023

Relationship Between CAP and Net Income (Loss) Attributable to Stockholders

The graph below reflects the relationship between the PEO and Average Non-PEO NEOs CAP and our net income (loss) attributable to stockholders.

Pay Versus Performance: Net Income (Loss)[1]

PEO CAP
Avg. Non-PEO NEOs CAP
Net Income (Loss)(1)
$300,000
$200,000
$100,000
$0
($100,000)
Net Income (Loss) ($000)
$1,200
$800
$400
$0
($400)
Compensation Actually Paid ($000)
$9
$161
$0
$989
$0
$537
($30,553)
($31,640)
($87,465)
2021
2022
2023

(1)
Represents the amount of net loss attributable to common stockholders reflected in our financial statements for the applicable year.

Compensation of Directors

The following table sets forth information for the fiscal year ended December 31, 2023 regarding the compensation awarded to, earned by or paid to our non-employee directors.

Name(1)	Fees Earned or Paid in Cash ($)	Equity Awards ($)(2)	Total ($)
Tareq Amin(3)	-	-	-
Adriana Cisneros	-	-	-
Alexander Coleman	75,000	150,000	225,000
Luke Ibbetson	-	-	-
Edward Knapp	-	-	-
Hiroshi Mikitani	-	-	-
Ronald Rubin	60,000	150,000	210,000
Richard Sarnoff	60,000	150,000	210,000
Julio A. Torres	82,500	150,000	232,500
(1)
Mr. Avellan, Chairman of the Company’s board of directors and Chief Executive Officer, is not included in this table as he was our employee in 2023 and did not receive compensation for services as a director. All compensation paid to Mr. Avellan for his services provided to us in 2023 is reflected in the Summary Compensation Table above.
(2)
On August 17, 2023, the listed non-employee directors were granted 38,462 RSUs. Amounts represent the aggregate grant date fair value of RSUs computed in accordance with ASC 718. We provide information regarding the assumptions used to calculate the value of equity awards in Note 12 of the accompanying consolidated financial statements.
(3)
Mr. Amin was a member of the board until August 8, 2023.

Director Compensation Program

In connection with the completion of the Business Combination, we approved and implemented a compensation program that consists of annual cash retainer fees and long-term equity awards for the non-employee directors of our Board of Directors who are not affiliated with Antares Technologies LLC (“Antares”), Vodafone, ATC TRS II LLC, a Delaware limited liability company (“American Tower”) and Rakuten Mobile Singapore PTE, LTD, a Singapore private limited company (“Rakuten”), or any of their affiliates (the “Director Compensation Program”). Messrs. Coleman, Rubin, Sarnoff and Torres are eligible to participate in the Director Compensation Program. The material terms of the Director Compensation Program are summarized below.

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

•
Annual Grant: Further, an eligible director who is serving on our Board of Directors as of the date of the annual meeting of the stockholders each calendar year beginning with calendar year 2022 will be automatically granted, on such annual meeting date, a restricted stock unit award with a value of approximately $150,000, which will vest in full on the earlier to occur of (i) the one-year anniversary of the applicable grant date and (ii) the date of the next annual meeting following the grant date, subject to the director’s continued service through the applicable vesting date.

In addition, each such award will vest in full upon a change in control of the Company (as defined in the 2020 Plan).

Our 2023 annual shareholders meeting was held on August 17, 2023. On this date, the 2022 annual grant vested in full and the 2023 annual grant of 38,462 RSUs with grant fair value of $150,000 was given to eligible directors. Refer to the directors’ compensation table above for further detail.

Compensation under the Director Compensation Program is subject to the annual limits on non-employee director compensation set forth in the 2020 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Prior to the Business Combination, equity-based awards were granted under the AST LLC 2019 Equity Incentive Plan. The plan was approved in 2019 by the members of AST LLC. Following the completion of the Business Combination, no new awards were granted under the AST LLC Incentive Plan. Awards outstanding under the AST LLC Incentive Plan are in the form of stock options to purchase equity incentive units in AST LLC, which are convertible into our Class A Common Stock (or the cash equivalent thereof) as determined by us.

The SpaceMobile 2020 Incentive Award Plan allows for the issuance of up to 10,800,000 shares of our Class A Common Stock pursuant to equity-based awards which may be granted under the plan. The plan was approved by our stockholders on April 1, 2021.

The following table lists awards previously granted and outstanding, and securities authorized for issuance, under the plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Outstanding Options, Warrants, or Rights)
Equity compensation plans approved by stockholders
SpaceMobile 2020 Incentive Award Plan(1)	6,192,498	$9.27	4,607,502
AST LLC 2019 Equity Incentive Plan	7,770,421	$1.11	2,045,160(2)
Equity compensation plans not approved by stockholders	-	-	-

(1)
Includes 3,313,080 stock options and 2,879,418 restricted stock awards. Only the stock options have an associated exercise price.
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

Beneficial ownership of shares of our Common Stock is based on 138,132,310 shares of Class A Common Stock, 39,747,448 shares of Class B Common Stock and 78,163,078 shares of Class C Common Stock issued and outstanding as of March 28, 2024.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of voting shares beneficially owned by them. To our knowledge, none of our shares of Common Stock beneficially owned by any executive officer or director have been pledged as security.

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Combined Voting
Name and Address of Beneficial Owner (1)	Number	%	Number	%	Number	%	Power (%)(2)
Five percent Holders:
Rakuten Mobile, Inc.(3)	2,500,000	1.8%	28,520,155	71.8%	-	-	3.2%
Antares Technologies LLC (4)	10,445,200	7.6%	-	-	-	-	1.1%
Vodafone Ventures Limited (5)	1,000,000	*	9,044,454	22.8%	-	-	1.0%
ATC TRS II LLC (6)	2,500,000	1.8%	2,170,657	5.5%	-	-	*
Directors and Executive Officers:					-	-
Abel Avellan	-	-	-	-	78,163,078	100%	81.5%
Sean Wallace	288,637	*	-	-	-	-	*
Brian Heller	154,440	*	-	-	-	-	*
Shanti Gupta	175,307	*	-	-	-	-	*
Adriana Cisneros(4)	769,838	*	-	-	-	-	*
Alexander Coleman(7)	3,370,542	2.3%	-	-	-	-	*
Luke Ibbetson	-	-	-	-	-	-	*
Edward Knapp	10,000	*	-	-	-	-	*
Hiroshi Mikitani	2,500,000	1.8%	28,520,155	71.8%	-	-	3.2%
Ronald Rubin	28,422	*	-	-	-	-	*
Richard Sarnoff	28,422	*	-	-	-	-	*
Julio A. Torres	28,422	*	-	-	-	-	*
All directors and executive officers, as a group (12 individuals)	7,354,030	5.3%	28,520,155	71.8%	78,163,078	100.0%	85.2%

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
(4)
The business address of each of Ms. Cisneros and Antares is c/o Cisneros Group of Companies, 700 NW 1st Avenue, Suite 1700, Miami, Florida 33136. Ms. Cisneros is the president of Antares, a subsidiary of the ultimate beneficial owner of these shares, 2014 Scesaplana I Trust, (the "Trust”), and sits on the board of advisors of the Trust. However, under the Trust’s constituent documents Ms. Cisneros is not permitted to and has no voting and investment discretion with respect to the shares of Common Stock held of record by Antares and, as a result, has no beneficial ownership of the Common Stock held directly by Antares. The Shares reported as beneficially owned by Ms. Cisneros are comprised of (i) 5,600 shares of Class A Common Stock held directly by Ms. Cisneros’s spouse Nicholas Griffin and (ii) 2,800 warrants held directly by Ms. Cisneros’s spouse Nicholas Griffin, each of which is exercisable for one share of Class A Common Stock at a strike price of $11.50 per share, (iii) 36,364 shares of Class A Common Stock held directly by Ms. Cisneros and (iv) 326,211 AST Incentive Equity Options, each of which is vested and exercisable for Incentive Equity Units in AST LLC, each of which is redeemable for one share of Class A Common Stock of the Issuer, and (v) 398,863 AST Incentive Equity Options, each of which is vested and exercisable for Incentive Equity Units in AST LLC, each of which is redeemable for one share of Class A Common Stock on the later of (x) the 24-month anniversary of the closing of the business combination and (y) the six-month anniversary of the date on which such AST Incentive Equity Options vested.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

CEO Equity Ownership

Mr. Avellan, Chief Executive Officer of the Company, and his permitted transferees hold all of the Class C Common Stock, which prior to the Sunset Date described in the Stockholders' Agreement, will entitle such holders to cast the lesser of 10 votes per share and the Class C Share Voting Amount, the latter of which is a number of votes per share equal to (1) (x) an amount of votes equal to 88.3% of the total voting power of our outstanding voting stock, minus (y) the total voting power of our outstanding capital stock owned or controlled by Mr. Avellan and his permitted transferees, divided by (2) the number of shares of our Class C Common Stock then outstanding. As a result, as of March 28, 2024, Mr. Avellan and his permitted transferees control approximately 81.5% of the combined voting power of our Common Stock, and may control a majority of our voting power so long as the Class C Common Stock represents at least 9.1% of our total Common Stock.

Vodafone

We and Vodafone have agreed to enter into one or more definitive agreements for a commercial partnership that is anticipated to use the SpaceMobile Service (the “Vodafone Commercial Agreements”). In connection with the commercial agreement, we agreed not to enter into any agreement, term sheet, or letter of intent that grants another party the rights related to the provision of mobile services in the Vodafone markets or Vodafone partner markets prior to the execution of the Vodafone Commercial Agreements.

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

On January 16, 2024, we entered into a Convertible Security Investment Agreement (the “Investment Agreement”) with Vodafone. Pursuant to the Investment Agreement, Vodafone agreed to purchase our subordinated convertible notes for an aggregate principal amount of $25.0 million. In connection with the Investment Agreement, Vodafone Group Services Limited (“Vodafone Group Services”) have entered into letter agreements with AST LLC and us. The letter agreement between Vodafone Group Services and us provides, among other things, for an initial revenue commitment of $25.0 million to us to be paid by Vodafone Group Services over a two and a half year period to be defined in a future definitive agreement for us to provide connectivity services. Also, Vodafone submitted a purchase order for network equipment from us to support planned commercial service.

American Tower

We and American Tower have entered into a side letter agreement that was subsequently amended and restated on December 15, 2020 to reflect the transactions and agreements contemplated by the Equity Purchase Agreement between us and NPA (the “Amended and Restated Letter Agreement”). The Amended and Restated Letter Agreement contemplates that us and American Tower will enter into commercial agreements to use American Tower facilities for the terrestrial gateway facilities in certain markets. The term of the operational agreement with American Tower is for an anticipated five years after the initial launch of commercial mobile services by us.

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

The usage of any American Tower services in a Vodafone market will be memorialized in a commercial agreement among all three parties. In markets where Vodafone does not operate (“Carrier Neutral Markets”), us and American Tower may enter into an agreement for American Tower to manage the operation of our deployed gateway facility in such market. In Carrier Neutral Markets where we require a third party to provide a gateway facility or services, we agree to not accept any bid that is inferior to American Tower’s best and final proposal for such gateway facility or services. We also agree to use commercially reasonable efforts to utilize American Tower facilities in (i) Vodafone markets where Vodafone decides to not use its facilities, (ii) in Carrier Neutral Markets, and (iii) instances where we require a third-party vendor.

Additionally, we will work with American Tower to evaluate and plan gateway facility and radio access network data center deployments with preferred vendor status to offer carrier-neutral hosting facilities in certain equatorial markets. American Tower will serve as the preferred vendor for carrier neutral hosting facilities. We will pay American Tower a monthly connection fee for use of a carrier neutral hosting facility, which we expect will be charged back to each applicable MNO. If us and American Tower agree to construct a new carrier neutral hosting facility or improve an existing one and American Tower elects to fund all such capital expenditures, American Tower will provide us with a fair-market, long-term lease to such facility. No payments have been made to date between us and American Tower under the Amended and Restated Letter Agreement. American Tower has the right to designate one individual to our Board of Directors. Currently, American Tower's designee is Ed Knapp, Chief Technology Officer, American Tower.

Rakuten

On February 4, 2020, we entered into a commercial agreement with Rakuten for the development of exclusive network capabilities in Japan compatible with the mobile network of Rakuten and its affiliates, which agreement was amended and restated as of December 15, 2020 (the “Rakuten Agreement”). Under the terms of the Rakuten Agreement, we agreed to make investments in building network capabilities in Japan that are compatible with the mobile network of Rakuten and its affiliates. Furthermore, we will collaborate with Rakuten to ensure network capability with Rakuten’s licensed frequencies, including full coverage in Japan with 3GPP Band 3 frequencies with multiple input multiple output (“MIMO”) capability. Upon the launch of such coverage, Rakuten will receive unlimited, exclusive rights and usage capacity in Japan in exchange for a $0.5 million annual maintenance fee payable to AST LLC or our successors. Furthermore, we will make $5.0 million (or such lesser amount as mutually agreed upon the parties) in capital investments towards the design, assembly, acquisition and implementation of ground communication assets. Us and Rakuten will receive unlimited rights and usage of the ground assets for their respective operations, including, but not limited to, satellite and other telecommunication communications. The term of the Rakuten Agreement shall remain in effect until we fulfill obligations under the Rakuten Agreement. Rakuten has the right to designate two individuals to our Board of Directors. Currently, Rakuten has designated Hiroshi Mikitani, Founder, Chairman and Chief Executive Officer, Rakuten, Inc. as a director and has the right to designate another individual.

The Rakuten Agreement includes key performance indicators (“KPIs”) associated with the number of satellites launched, timing and coverage of the SpaceMobile Service in Japan in a phased manner that we were obligated to meet by June 2023. In connection with our inability to meet the applicable KPIs stated in the Rakuten Agreement by the deadline, we recognized an expense of $10.0 million recorded in Other (expense) income, net in the first quarter of 2023 and paid the amount in the third quarter of 2023.

Invesat and Antares Technologies

On March 4, 2024, we and Invesat LLC (“Invesat”), which is part of the Cisneros Group of Companies, of which Ms. Adriana Cisneros, a member of our Board of Directors, is the Chief Executive Officer, completed a series of transactions (including a Blocker Merger Transaction as defined in the A&R Operating Agreement, the “Transactions”) resulting in the acquisition by Antares of 10,445,200 shares of our Class A Common Stock. As part of the Transactions, 9,932,542 shares of our Class B Common Stock and 200,000 shares of our Class A Common Stock previously held by Invesat were cancelled.

As part of the Transactions, AST SpaceMobile Holdings II, LLC, a newly formed wholly owned subsidiary of us, merged with and into Invesat, with Invesat surviving such merger (the “First Merger”) and, immediately following the First Merger, Invesat merged with and into AST SpaceMobile Holdings, LLC, a newly formed wholly owned subsidiary of us (“AST Holdings”), with AST Holdings surviving such merger (the “Second Merger”). After giving effect to the Transactions, the separate limited liability company existence of Invesat ceased.

In connection with the Transactions, we agreed to use commercially reasonable efforts to take steps necessary to allow for the amendment and/or assignment of each of the Stockholders’ Agreement and the Registration Rights Agreement, within forty-five (45) days after the closings of the Transactions, to add an affiliate of Invesat, Antares, and remove Invesat as a party thereto to allow Antares to benefit from all of the rights previously held by Invesat thereunder. In the event that the Registration Rights

Agreement and the Stockholders’ Agreement are not amended and/or assigned with such forty-five (45)-day period, we agreed to enter into a separate letter agreement with Antares which provides Antares with substantially the same rights as those held by Invesat LLC under each of the Registration Rights Agreement and the Stockholders’ Agreement.

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

Item 14. Principal Accounting Fees and Services

KPMG LLP (“KPMG”) served as the independent registered public accounting firm for the Company beginning July 2021. The following table represents fees for professional services rendered by KPMG for the years ended December 31, 2023 and 2022.

	2023	2022
Audit Fees	$706,400	$921,610
Tax Fees	422,964	390,304
Total Fees	$1,129,364	$1,311,914

Audit fees include fees associated with the annual audit of our consolidated financial statements for the years ended December 31, 2023 and 2022, review of quarterly financial statements, statutory audit of certain foreign subsidiaries, and comfort letters and consents provided in connection with equity offerings.

Tax fees include fees associated with tax compliance services, including the preparation, review, and filing of certain tax returns, as well as tax consulting services.

Under its charter, our Audit Committee must review and pre-approve both audit and permitted non-audit services provided by our independent registered public accounting firm and shall not engage the independent registered public accounting firm to perform any non-audit services prohibited by law or regulation. Each year, the independent registered public accounting firm’s retention to audit our financial statements, including the associated fee, is approved by the Audit Committee. Consistent with the policies and procedures of our written charter, all audit and tax services set forth above for 2023 were pre-approved by our Audit Committee, which concluded that the provision of such services by KPMG were compatible with the maintenance of the firm's independence. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting.

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
10.5

Fifth Amended and Restated Limited Liability Company Operating Agreement of AST & Science, LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).

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

10.25

Subscription Agreement, by and between New Providence Acquisition Corp. and the undersigned subscriber party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2020)

10.26

Common Stock Purchase Agreement, dated as of May 6, 2022, between AST SpaceMobile, Inc. and B. Riley Principal Capital, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 6, 2022)

10.27

Registration Rights Agreement, dated as of May 6, 2022, between AST SpaceMobile, Inc. and B. Riley Principal Capital, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 6, 2022)

10.28

Equity Distribution Agreement dated as of September 8, 2022 between AST Spacemobile, Inc., AST & Science, LLC, Evercore Group L.L.C. and B. Riley Securities, Inc. (Incorporated by reference to Exhibit 1.1 to the Company's Form 8-K filed with the SEC on September 9, 2022)

10.29

Senior Secured Term Loan Credit Agreement between AST SpaceMobile, Inc., AST & Science, LLC, the Lenders from time to time party thereto and ACP Post Oak Credit II LLC, dated as of August 14, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 15, 2023)

10.30

Guarantee and Collateral Agreement, made by AST & Science, LLC, AST SpaceMobile, Inc. as Grantor, and each of the other Grantors named therein, in favor of ACP Post Oak Credit II LLC, dated as of August 14, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 15, 2023)

10.31

Loan Agreement between AST & Science, LLC, AST & Science Texas LLC, AST SpaceMobile Manufacturing, LLC and Lone Star State Bank of West Texas, dated as of August 14, 2023 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on August 15, 2023)

10.32

Convertible Security Investment Agreement, dated as of January 16, 2024, by and among AST SpaceMobile, Inc. and the parties named therein (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 18, 2024)

10.33	Form of Investor and Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 18, 2024)
21.1*	List of subsidiaries of AST SpaceMobile, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
24.1	Power of Attorney (included in signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†*	AST SpaceMobile, Inc. Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Management contract or compensatory plan or arrangement

* Filed herewith

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
AST SpaceMobile, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AST SpaceMobile, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Miami, Florida

April 1, 2024

AST SPACEMOBILE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	As of December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$85,622	$238,588
Restricted cash	2,475	668
Prepaid expenses	4,591	4,100
Other current assets	14,194	24,954
Total current assets	106,882	268,310

Non-current assets:
Property and equipment, net	238,478	145,989
Operating lease right-of-use assets, net	13,221	7,671
Other non-current assets	2,311	16,402
TOTAL ASSETS	$360,892	$438,372

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,575	$13,929
Accrued expenses and other current liabilities	23,926	12,903
Current operating lease liabilities	1,468	722
Current portion of long-term debt, net	252	242
Total current liabilities	46,221	27,796

Non-current liabilities:
Warrant liabilities	29,960	38,946
Non-current operating lease liabilities	11,900	7,046
Long-term debt, net	59,252	4,758
Total liabilities	147,333	78,546

Commitments and contingencies (Note 10)

Stockholders' Equity:
Class A Common Stock, $.0001 par value, 800,000,000 shares authorized, 90,161,309 and 71,819,926 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	9	7
Class B Common Stock, $.0001 par value, 200,000,000 shares authorized, 50,041,757 shares issued and outstanding as of December 31, 2023 and 2022.	5	5
Class C Common Stock, $.0001 par value, 125,000,000 shares authorized, 78,163,078 shares issued and outstanding as of December 31, 2023 and 2022.	8	8
Additional paid-in capital	288,404	235,384
Accumulated other comprehensive income	227	229
Accumulated deficit	(189,662)	(102,101)
Noncontrolling interest	114,568	226,294
Total stockholders' equity	213,559	359,826

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$360,892	$438,372

See accompanying notes to the consolidated financial statements

AST SPACEMOBILE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022

Revenues	$-	$13,825

Cost of sales (exclusive of items shown separately below)	-	6,714

Gross profit	-	7,111

Operating expenses:
Engineering services costs	78,811	54,212
General and administrative costs	41,601	48,332
Research and development costs	47,486	45,620
Depreciation and amortization	54,469	4,711
Total operating expenses	222,367	152,875

Other income (expense):
Gain on remeasurement of warrant liabilities	8,986	19,114
Interest income (expense), net	2,675	2,633
Other (expense) income, net	(10,290)	21,521
Total other income (expense), net	1,371	43,268

Loss before income tax expense	(220,996)	(102,496)
Income tax expense	(1,681)	(617)
Net loss before allocation to noncontrolling interest	(222,677)	(103,113)

Net loss attributable to noncontrolling interest	(135,116)	(71,473)
Net loss attributable to common stockholders	$(87,561)	$(31,640)
Net loss per share attributable to holders of Class A Common Stock
Basic and diluted	$(1.07)	$(0.58)
Weighted-average shares of Class A Common Stock outstanding
Basic and diluted	81,824,122	54,437,073

See accompanying notes to the consolidated financial statements

AST SPACEMOBILE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31,
	2023	2022

Net loss before allocation to noncontrolling interest	$(222,677)	$(103,113)
Other comprehensive loss
Foreign currency translation adjustments	(6)	(295)
Total other comprehensive loss	(6)	(295)
Total comprehensive loss before allocation to noncontrolling interest	(222,683)	(103,408)
Comprehensive loss attributable to noncontrolling interest	(135,120)	(71,704)
Comprehensive loss attributable to common stockholders	$(87,563)	$(31,704)

See accompanying notes to the consolidated financial statements

AST SPACEMOBILE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

Year Ended December 31, 2023
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance, December 31, 2022	71,819,926	$7	50,041,757	$5	78,163,078	$8	$235,384	$229	$(102,101)	$226,294	$359,826
Stock-based compensation	-	-	-	-	-	-	12,631	-	-	658	13,289
Issuance of common stock, net of issuance costs	14,027,909	1	-	-	-	-	36,892	-	-	26,874	63,767
Issuance of equity under employee stock plan	3,639,645	1	-	-	-	-	3,699	-	-	(3,475)	225
Vesting of restricted stock units	673,829	-	-	-	-	-	(202)	-	-	(663)	(865)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(2)	-	(4)	(6)
Net loss	-	-	-	-	-	-	-	-	(87,561)	(135,116)	(222,677)
Balance, December 31, 2023	90,161,309	$9	50,041,757	$5	78,163,078	$8	$288,404	$227	$(189,662)	$114,568	$213,559

Year Ended December 31, 2022
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance, December 31, 2021	51,730,904	$5	51,636,922	$5	78,163,078	$8	$171,155	$(433)	$(70,461)	$251,693	$351,972
Stock-based compensation	-	-	-	-	-	-	8,190	-	-	1,156	9,346
Issuance of common stock, net of issuance costs	18,134,386	2	-	-	-	-	53,503	-	-	49,264	102,769
Issuance of equity under employee stock plan	1,595,165	-	(1,595,165)	-	-	-	2,408	-	-	(2,335)	73
Vesting of restricted stock units	358,271	-	-	-	-	-	19	-	-	(436)	(417)
Warrant exercise	1,200	-	-	-	-	-	109	-	-	(93)	16
Deconsolidation of subsidiary	-	-	-	-	-	-	-	726	-	(1,251)	(525)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(64)	-	(231)	(295)
Net loss	-	-	-	-	-	-	-	-	(31,640)	(71,473)	(103,113)
Balance, December 31, 2022	71,819,926	$7	50,041,757	$5	78,163,078	$8	$235,384	$229	$(102,101)	$226,294	$359,826

See accompanying notes to the consolidated financial statements

AST SPACEMOBILE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss before allocation to noncontrolling interest	$(222,677)	$(103,113)
Adjustments to reconcile net loss before noncontrolling interest to cash used in operating activities:
Gain on sale of Nano	-	(24,542)
Depreciation and amortization	54,469	4,711
Gain on remeasurement of warrant liabilities	(8,986)	(19,114)
Loss on disposal/sale of property and equipment	110	305
Amortization of debt issuance costs	1,155	-
Stock-based compensation	13,289	9,391
Issuance of common stock for commitment shares	-	332
Changes in operating assets and liabilities:
Accounts receivable	-	(1,993)
Inventory	-	(2,461)
Prepaid expenses and other current assets	12,082	(24,588)
Accounts payable and accrued expenses	(149)	18,438
Operating lease right-of-use assets and operating lease liabilities	48	40
Deferred revenue	-	2,395
Other assets and liabilities	1,717	(16,265)
Net cash used in operating activities	(148,942)	(156,464)

Cash flows from investing activities:
Purchase of property and equipment and advance launch payments(1)	(118,807)	(57,284)
Proceeds from sale of Nano, net of cash deconsolidated and transaction costs	-	25,932
Net cash used in investing activities	(118,807)	(31,352)

Cash flows from financing activities:
Proceeds from debt	63,500	230
Repayments of debt	(242)	-
Payment for debt issuance costs	(9,653)	-
Proceeds from issuance of common stock, net of issuance costs	63,767	102,023
Issuance of equity under employee stock plan	225	73
Employee taxes paid for stock-based compensation awards	(865)	-
Proceeds from warrant exercises	-	14
Net cash provided by financing activities	116,732	102,340

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(142)	195

Net decrease in cash, cash equivalents and restricted cash	(151,159)	(85,281)
Cash, cash equivalents and restricted cash, beginning of period	239,256	324,537
Cash, cash equivalents and restricted cash, end of period	$88,097	$239,256

Supplemental disclosure of cash flow information:
Non-cash transactions:
Purchases of property and equipment in accounts payable and accrued expenses	$18,409	$4,926
Right-of-use assets obtained in exchange for operating lease liabilities	6,739	1,129
Cash paid during the fiscal year for:
Interest	$3,243	$224
Income taxes, net	492	684

(1)
Includes BlueWalker 3 test satellite construction in progress costs incurred. Refer to Note 5: Property and Equipment for detail.

See accompanying notes to the consolidated financial statements

AST SPACEMOBILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

1.
Organization and Nature of Operations

AST SpaceMobile, Inc., collectively with its subsidiaries (”SpaceMobile” or the “Company”) is currently designing and developing the constellation of BlueBird (“BB”) satellites in advance of launching its planned space-based Cellular Broadband network distributed through a constellation of Low Earth Orbit (“LEO”) satellites. Once deployed and operational, the BB satellites are designed to provide connectivity directly to off-the-shelf and unmodified devices at broadband speeds (the “SpaceMobile Service”). At that point, the Company intends to offer the SpaceMobile Service to cellular subscribers and others through wholesale commercial agreements with cellular service providers. The Company is headquartered in Texas where it operates 185,000 square feet satellite assembly, integrating and testing (“AIT”) facilities. The Company’s intellectual property (“IP”) portfolio is diverse, containing numerous and various innovations of the direct-to-cell satellite ecosystem from space to Earth. The Company’s IP portfolio consists of 36 patent families worldwide. As of December 31, 2023, the Company has more than 3,350 patent and patent pending claims worldwide, of which approximately 1,050 have been officially granted or allowed.

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

The Company operates from multiple locations that include its corporate headquarters and 185,000 square feet AIT facilities in Texas where the final AIT is performed, and engineering and development centers elsewhere in the United States, India, Scotland, Spain, and Israel.

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

As the Company is the sole managing member of AST LLC and has full, exclusive and complete discretion to manage and control the business of AST LLC and to take all actions it deems necessary, appropriate, advisable, incidental, or convenient to accomplish the purposes of AST LLC, the financial statements of AST LLC and its subsidiaries have been prepared on a consolidated basis with the Company.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on historical experience when available and on other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, useful lives assigned to property and equipment, the fair values of warrant liabilities, potential impairment of long-lived assets, and equity-based compensation expense. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates due to risks and uncertainties, including the continued uncertainty surrounding rapidly changing market and economic conditions due to geopolitical conflicts and macroeconomic conditions including changes in inflation and interest rates.

Foreign Currency Translation and Transaction Gains and Losses

The financial statements of the Company’s foreign subsidiaries are translated from local currency into reporting currency, which is U.S. dollars, using the current exchange rate at the balance sheet date for assets and liabilities, and the weighted average exchange rate prevailing during the period for revenues and expenses. The functional currency of the Company’s foreign subsidiaries is the local currency for each entity and, accordingly, translation adjustments for these subsidiaries are included in accumulated other comprehensive income (loss) within stockholders’ equity. Realized and unrealized gains and losses resulting from foreign currency transactions denominated in currencies other than the functional currency are reflected as other (expense) income, net in the consolidated statements of operations.

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

Cash and Cash Equivalents

The Company’s cash equivalents consist of short-term money market funds. The Company considers all highly liquid investments with a maturity date of 90 days or less at the date of purchase to be cash equivalents. Cash is primarily maintained at Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. The Company maintains its cash in accounts at financial institutions that the Company believes are of high credit quality. At times, the cash balance may exceed federally insured limits. The Company's foreign subsidiaries may deposit cash at institutions that are not insured by the FDIC. Interest income earned on cash and cash equivalents and restricted cash are reported under interest income (expense), net in the consolidated statement of operations. Cash and cash equivalents and restricted cash as of December 31, 2023 are subject to minimal credit risk.

Restricted Cash

Restricted cash represents cash held in escrow and deposit accounts. These funds are restricted as to withdrawal or use under the terms of the contractual agreements.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. The cost of self-constructed BB satellite assets consists of direct materials, direct labor, launch costs, and other direct costs attributable to bringing the asset to a working condition and desired location for the intended use. Costs incurred, including direct materials purchased and launch payments made, until the completion of the construction and launch of the BB satellites are reported as satellite materials, satellites under construction, and advance launch payments within construction-in-progress. Once launched in orbit, the costs of the BB satellites are reported as satellites in orbit and depreciation of the satellites commences once the BB satellites are ready for their intended use.

The Company capitalizes the costs of the test satellites if there is an alternative future use for the test satellites. The Company capitalizes only those expenditures and ancillary costs that are directly attributable to assembly and testing and necessarily incurred to place the test satellites into their intended location and use. These costs include materials costs, launch cost, and other non-recurring costs directly associated with the development of the test satellites. The other non-recurring costs primarily include third-party vendors who are hired solely for the design, assembly, and testing of the test satellite and are responsible for the value and progression of the project. The costs for internal, recurrent engineering employees and consultants are expensed as engineering services costs and not capitalized to the cost of the test satellites, as these employees are not directly associated with the development of the test satellites. To date, the Company has capitalized one test satellite, BW3, which is reported as part of satellites in orbit within property and equipment.

The Company capitalizes the costs of software obtained for internal use in accordance with the guidance for accounting for costs of computer software obtained for internal use. Capitalization of software obtained for internal use commences during the development phase of the project and ends when the asset is ready for its intended use. Software obtained for internal use is generally amortized on a straight-line basis over the estimated useful life and included within property and equipment on the Company’s consolidated balance sheet. Capitalized costs of software obtained for internal use for the year ended December 31, 2023 were $7.0 million, all of which was developed by third parties to the Company. No such costs were incurred in 2022.

The Company records depreciation in a manner that recognizes the cost of its depreciable assets over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the terms of the underlying leases or the estimated useful lives of the improvements. Repairs and maintenance costs that do not extend the useful life or enhance the productive capacity of an asset are expensed as incurred. Upon retirement or disposal of property and equipment, the Company derecognizes the cost and accumulated depreciation balance associated with the asset, with a resulting gain or loss from disposal included in the determination of net income or loss.

The Company depreciates the assets over the estimated useful lives as follows:

Estimated Useful Life
Buildings	30 years
Computers, software, and equipment	2 to 10 years
Leasehold improvements	Shorter of estimated useful life or lease term
Satellite antennas	5 years
Satellites in orbit	2 to 7 years
Lab, assembly, and integration equipment	5 to 10 years
Others (1)	5 to 7 years

(1)
Includes vehicles, furniture and fixtures, and a phased array test facility.

Impairment of Long Lived Assets

Long-lived assets consist of property and equipment and operating lease right-of-use assets. Long-lived assets are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets may warrant revision or if events or circumstances indicate that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. There were no impairment charges for long-lived assets recognized for the years ended December 31, 2023 and 2022.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). Management’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period-end date while the warrants are outstanding.

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

Fair Value Measurements

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

The Company uses the following valuation techniques to measure fair value for its assets and liabilities:

•
Level 1: Quoted prices in active markets for identical assets and liabilities.
•
Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs.
•
Level 3: Unobservable inputs based on the Company's assessment of the assumptions that market participants would use in pricing the asset or liability.

Revenue Recognition

To date, the Company has not generated any revenues from its SpaceMobile Service. The Company's former subsidiary, NanoAvionika UAB (“Nano”), generated revenue from the development and manufacture of satellite technology, and ancillary sales and services globally. Nano also sold individual satellite parts, subsystems, and software to be configured to customers’ satellites, and entered into “rideshare” type agreements whereby Nano provided hosted payload services using customers’ payloads integrated with Nano-owned satellite buses for scheduled launches. Accordingly, all revenue presented herein for the year ended December 31, 2022 exclusively related to Nano’s sales of goods and services until the completion of the sale of Nano on September 6, 2022.

Revenue generated from Nano's sales of goods and services was recognized in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), and as such, revenue is recognized when a customer obtains control of promised goods or services. Revenue for services provided was recognized over time based on an output method, under which the total value of revenue was recognized based on each contract’s deliverable(s) as they were completed and when value was transferred to a customer. Certain of the performance obligations did not meet the criteria for over time recognition such as satellite hardware and subsystems. In these scenarios, revenue was recognized upon transfer of control of the performance obligation to the customer. Revenue was deferred in the event all the performance obligations were not satisfied for which compensation was received. Revenue associated with unsatisfied performance obligations were contract liabilities, which were recorded within accrued expenses and other current liabilities in the consolidated balance sheets. Upon the sale of Nano on September 6, 2022, there were no deferred revenues related to Nano’s sale of goods and services recorded in the Company’s consolidated balance sheet as of December 31, 2022.

Costs to obtain Nano’s sales contracts were capitalized and amortized in accordance with the pattern of transfer of the underlying goods or services, and typically included commissions paid to external parties or distributors. Sales commissions were considered incremental costs in obtaining a new sales contract and thus were capitalized. Costs to fulfill Nano’s sales contracts, such as overhead costs and third-party costs to manufacture, did not meet the specified capitalization criteria (i.e., did not generate or enhance Nano’s resources) and as such were expensed as incurred. Costs to obtain and fulfill Nano’s sales contracts were immaterial.

Cost of Sales

Cost of sales included the purchase price of various products used and services performed to execute Nano’s sales contracts. Cost of sales also includes operational costs to fulfil Nano customer orders, including costs for Nano employees and overhead until the completion of the sale of Nano on September 6, 2022.

Engineering Services Costs

Engineering services costs are charged to expense as incurred. Engineering services costs consist primarily of the cost of employees and consultants involved in the design and development of the BB satellites, managing the network and satellite operations centers, and indirect costs related to the assembly, integration and testing of the BB satellites, license cost, and general expenses related to AIT facilities and engineering development centers.

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development costs consist principally of development activities in which the Company typically engages third-party vendors for the design and development of the electronic componentry, software, and mechanical deployment systems and materials and supplies consumed in the development activities. Costs for certain research and development activities are recognized based on the completion of milestones that trigger payments.

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

The Company’s less than wholly owned subsidiary, AST LLC, has issued stock-based compensation awards to its employees, non-employees, and non-employee directors. The exercise of these awards decreases the Company’s ownership interest in AST LLC. The Company accounts for the compensation associated with these awards similarly to the awards described above; however, the offset to the expense is recorded to noncontrolling interest rather than additional paid-in capital.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not (i.e., a likelihood of more than 50%) to be sustained upon examination by taxing authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes accrued interest and penalties related to uncertain tax positions as income tax expense. There were no uncertain tax positions and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Noncontrolling Interests

The noncontrolling interests primarily represent the equity interest in AST LLC held by members other than the Company. Changes in the Company’s ownership interest in AST LLC while retaining control of AST LLC are accounted for as equity transactions. Income or loss is attributed to the noncontrolling interests based on their contractual distribution rights, and the relative percentages of equity interest held by the Company and the other members during the period.

Net Loss per Share

The Company reports both basic and diluted net loss per share. Basic net loss per share is calculated based on the weighted average number of shares of common stock outstanding and excludes the dilutive effect of warrants, stock options, and other types of convertible securities. Diluted net loss per share is calculated based on the weighted average number of shares of common stock outstanding and the dilutive effect of stock options, warrants and other types of convertible securities are included in the calculation. Dilutive securities are excluded from the diluted net loss per share calculation in periods where the Company reports a net loss as such dilutive securities have an anti-dilutive effect on net loss per share.

Recently Adopted Accounting Pronouncements

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement – Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation – Stock Compensation (Topic 718), which amends or supersedes various SEC paragraphs within the codification to conform to past announcements and guidance issued by the SEC. The amendments in this ASU reflect alignment to Staff Accounting Bulletin No. 120 ("SAB 120") that was issued by the SEC in November 2021. SAB 120 provides guidance to entities issuing share-based awards shortly before announcing material, nonpublic information. The guidance indicates that entities should consider such material nonpublic information to adjust the observable market if the effect of the release of the material nonpublic information is expected to affect the share price and the share-based awards are non-routine in nature. This ASU was effective immediately, and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Future Adoption of Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, that requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. It requires a public entity to also disclose the title and position of the Chief Operating Decision Maker. The ASU is effective for the Company on January 1, 2024, and interim periods within fiscal years beginning January 1, 2025. Early adoption is permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of adopting this ASU on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. ASU 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The ASU is effective for the Company on January 1, 2025. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this ASU on its consolidated financial statements.

All other new accounting pronouncements issued, but not yet effective or adopted, have been deemed to be not relevant to the Company and, accordingly, are not expected to have a material impact once adopted.

3.
Fair Value Measurement

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$69,661	$-	$-
Total assets measured at fair value	$69,661	$-	$-

Liabilities:
Public warrant liability	$18,707	$-	$-
Private placement warrant liability	-	11,253	-
Total liabilities measured at fair value	$18,707	$11,253	$-

	As of December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$230,651	$-	$-
Total assets measured at fair value	$230,651	$-	$-

Liabilities:
Public warrant liability	$22,864	$-	$-
Private placement warrant liability	-	16,082	-
Total liabilities measured at fair value	$22,864	$16,082	$-

As of December 31, 2023 and December 31, 2022, respectively, the Company had $88.1 million and $239.3 million of cash and cash equivalents and restricted cash, of which $69.7 million and $230.7 million, respectively, is classified as cash equivalents, which consists principally of short-term money market funds with original maturities of 90 days or less. As of December 31, 2023, restricted cash of $2.5 million represents a deposit into an interest reserve escrow account in accordance with the requirements under the Atlas Credit Agreement defined in Note 8: Debt, and a deposit against the bank guaranty issued to the landlord for lease of a property. As of December 31, 2022, restricted cash of $0.7 million represented deposits against the bank guaranty issued to the landlord for lease of a property. For certain instruments, including cash, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

Warrant liabilities are comprised of both publicly issued warrants (“Public Warrants”) and private placement warrants (“Private Placement Warrants”), exercisable for shares of Class A Common Stock of the Company. Warrant liabilities are documented in detail at Note 9: Warrant Liabilities. As of December 31, 2023 and December 31, 2022, the Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ASTSW”.

The Private Placement Warrants are valued using a Black-Scholes-Merton Model. As of December 31, 2023 and December 31, 2022, the Private Placement Warrants are classified as Level 2 as the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. For this reason, the Company determined that the volatility of each Private Placement Warrant is equivalent to that of each Public Warrant.

The Company’s Black-Scholes-Merton model to value Private Placement Warrants required the use of the following subjective assumption inputs:

•
The risk-free interest rate assumption was initially based on a weighted average of the three- and five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. As of December 31, 2023, the risk-free rate assumption was based on the two-and three-year U.S. Treasury rates as the estimated time to expiration was 2.26 years (compared to an estimated time to expiration of 3.26 years as of December 31, 2022). An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
•
The expected volatility assumption was based on the implied volatility of the Company’s Public Warrants, which as of December 31, 2023 and 2022 was 80.4% and 109.6%, respectively.

4.
Other Assets

Other current assets consisted of the following (in thousands):

	As of December 31,
	2023	2022
Advances to suppliers	$12,793	$22,947
VAT receivable	1,152	1,673
Others	249	334
Total other current assets	$14,194	$24,954

5.
Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2023	2022
Land	$1,350	$1,350
Buildings	14,555	10,268
Leasehold improvements	9,111	8,197
Satellite in orbit(1)	92,464	-
Lab, assembly, and integration equipment	31,957	13,657
Satellite antenna	7,188	5,142
Computer hardware and software	11,112	3,153
Other	1,230	1,707
Construction in progress
BlueWalker 3 test satellite(1)	-	92,077
Satellite materials, satellites under construction, and advance launch payments(2)	125,428	10,721
Other	5,256	6,696
Total property and equipment, gross	$299,651	$152,968
Accumulated depreciation and amortization	$(61,173)	(6,979)
Total property and equipment, net	$238,478	$145,989

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

Depreciation expense for the years ended December 31, 2023 and 2022 was approximately $54.5 million and $4.6 million, respectively.

6.
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

The Company recognizes right-of-use assets and lease liabilities associated with lease agreements with an initial term of 12 months or greater, while lease agreements with an initial term of 12 months or less are not recorded in the Company's consolidated balance sheets. When reasonably certain that renewal options will be exercised, the Company includes lease payments associated with such options, including those that are exercisable at its discretion, in the measurement of its operating leases assets and liabilities. Where implicit rates are not included in the lease agreement, the Company determines the incremental borrowing rate at lease commencement date based on various factors, including the lowest grade of debt available in the marketplace for the same term as the associated lease.

Midland Lease

On November 13, 2018, AST LLC entered into both an Economic Development Agreement (the “EDA”) and a sublease agreement with Midland Development Corporation. The premise of the EDA was to create jobs in the Midland, Texas area, as well as to have AST LLC improve the land, office and hangar spaces at the leased facility located at the Midland International Air & Space Port in Midland, Texas. The term of the lease commenced on November 21, 2018 and extends through November 20, 2033. Pursuant to the agreement, the base rental payments for the first five years were abated, as the Company prepaid the rent in each period and achieved an increasing level of financial commitments, measured annually on March 31st of each of the first five years of the lease. These commitments include 1) the total number of full-time jobs and the related annual payroll costs and 2) cumulative capital investments in personal property and improvements to the existing land/structures. The Company recognized the lease reimbursements as an offset to rent expense for the related reimbursable month. In addition, the Company qualified for an additional five years (years six through ten of the term) of abatements which were contingent upon the Company achieving its commitments through the first five years of the lease and maintaining or exceeding those year five commitment levels in years six through year ten of the term.

The table below sets forth information regarding the Company’s lease agreements with an initial term of greater than 12 months (dollars in thousands):

	Year ended December 31,
	2023	2022
Operating lease right-of-use assets, net	$13,221	$7,671
Operating lease liabilities	$13,368	$7,768
Weighted-average lease term (in years)	8.4	9.3
Weighted-average discount rate	13.2%	13.1%

The Company generally recognizes lease costs associated with its operating leases on a straight-line basis over the lease term. The table below sets forth information regarding the Company's lease costs, which are included as general and administrative expenses in the Company's consolidated statements of operations for the periods presented (in thousands):

	Year ended December 31,
	2023	2022
Short-term operating lease expense	$2,159	$1,191
Operating lease expense	2,046	939
Total lease expense	$4,205	$2,130

As of December 31, 2023, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2024	$3,078
2025	2,909
2026	2,541
2027	2,326
2028	2,269
Thereafter	8,867
Total lease payments	21,990
Less effects of discounting	(8,622)
Present value of lease liabilities	$13,368

Included in the Company's consolidated statements of cash flows under operating activities for the years ended December 31, 2023 and 2022 was $2.0 million and $0.8 million, respectively, of cash paid for amounts included in the measurement of lease liabilities.

7.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Salaries, wages and benefits	$2,338	$2,357
Research and development	5,644	3,855
Property and equipment	8,807	1,796
Other professional services	2,429	1,819
Deferred other income	2,246	2,499
Others	2,462	577
Total accrued expenses and other current liabilities	$23,926	$12,903

8.
Debt

Long-term debt consists of the following (in thousands):

	As of December 31,
	2023	2022
Senior secured credit facility(1)	$52,023	$-
Capital equipment loan	15,000	-
Term loan	4,758	5,000
Total debt	71,781	5,000
Less: current portion of long-term debt	(252)	(242)
Less: unamortized debt issuance costs(1)	(12,277)	-
Long-term debt, net of issuance costs	$59,252	$4,758

(1)
Includes estimated exit fee of $3.5 million due at maturity.

The aggregate future contractual maturities of long-term debt were as follows as of December 31, 2023 (in thousands):

Year	As of December 31, 2023
2024	$252
2025	2,920
2026	55,125
2027	2,466
2028	5,363
Thereafter	5,655
Total principal	$71,781

As of December 31, 2023 and December 31, 2022, the aggregate fair value of the Company’s debt was $68.7 million and $4.3 million, respectively. The fair value of the debt has been determined under the discounted cash flow method using significant inputs derived from, or corroborated by, observable market data (Level 2 inputs).

Debt discount and issuance costs are comprised of costs incurred in connection with debt issuance and are presented in the consolidated balance sheets as a deduction to the carrying amount of the associated debt and amortized using the effective interest method to interest expense over the term of the debt. During the year ended December 31, 2023 and 2022, the Company recognized $4.5 million and $0.2 million of interest expense related to the debt noted above, respectively. The interest expense included amortization of debt issuance costs of $1.2 million for the year ended December 31, 2023. Interest expense is included in interest income (expense), net in the accompanying consolidated statements of operations.

As of December 31, 2023, the Company was in compliance with all debt covenants requirements.

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

Upon closing, the Company received proceeds of $37.2 million, net of debt issuance costs of $9.5 million and deposit of $1.8 million into an interest reserve escrow account. Debt issuance costs of $9.5 million consist of agent fees, offering expenses, and two years of cash premium. Debt issuance costs also includes an estimated exit fee of $3.5 million equal to $2.8 million plus 1.50% of any undrawn commitments payable upon maturity. Total debt issuance costs are accreted to interest expense over the term of the Atlas Credit Agreement using the effective interest method. The net proceeds were and are expected to continue to be used for general corporate purposes as permitted under the Atlas Credit Agreement.

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

The amount borrowed and outstanding shall be mandatorily repaid in the case of certain events as specified in the Atlas Credit Agreement. Specifically, in the event of a Change in Control, Atlas has the right to immediately redeem all outstanding borrowings at a price of 101% of the outstanding principal amount plus the call premium and accrued and unpaid cash interest. This mandatory prepayment qualifies as an embedded derivative requiring bifurcation. The Company determined the fair value of the mandatory prepayment derivative feature is immaterial.

Capital equipment loan

On August 14, 2023, AST LLC and certain other subsidiaries of the Company entered into a loan agreement with Lone Star State Bank of West Texas (“Lone Star”) as lender, providing for $15.0 million principal term loan commitment secured by certain real property fixtures and equipment in one of the Company’s Texas facilities (the “Lone Star Loan Agreement”) of which the entire term loan amount was borrowed on September 19, 2023. The Lone Star Loan Agreement includes certain customary affirmative and negative covenants. The net proceeds were and are expected to continue to be used for general corporate purposes.

Borrowings accrue interest at the Prime Rate plus 0.75%, subject to a ceiling rate. As of December 31, 2023, the effective interest rate on the borrowings is 9.48% per annum. Interest payments are due and payable on a monthly basis. Interest payments began in September 2023 and principal payments will begin in April 2025. Principal repayments are thereafter due in 48 equal monthly installments until January 2029, the maturity date of the loan. In connection with the Lone Star Loan Agreement, the Company deposited a cash balance of $15.0 million in the Lone Star Bank Money Market Fund. This cash balance will be converted to restricted cash if the Company fails to maintain a consolidated balance of cash and cash equivalents of at least $75.0 million. This restricted cash will be used to offset against the term loan obligations if the Company fails to maintain a consolidated balance of cash and cash equivalents of at least $50.0 million.

Term loan

On December 8, 2021, the Company’s subsidiary, AST & Science Texas, LLC, executed an agreement to purchase real property, including offices, industrial warehouse buildings and equipment for a total purchase price of $8.0 million. In connection with the purchase, AST & Science Texas, LLC entered into an agreement with Lone Star State Bank of West Texas (the “Term Loan Credit Agreement”) to issue a term promissory note (the “Term Loan”) for $5.0 million with a maturity date of December 8, 2028 that is secured by the property.

Borrowings under the Term Loan bear interest at a fixed rate equal to 4.20% per annum until December 2026, and from December 2026 until December 2028 at a fixed rate per annum equal to 4.20% subject to adjustment if the index rate as defined in the Term Loan Credit Agreement is greater than 4.20%. Interest is payable monthly in arrears commencing in January 2022. Thereafter, outstanding principal and accrued interest will be due and payable in monthly installments of $40,000, commencing in January 2023 and continuing until November 2028, with the final remaining balance of unpaid principal and interest due and payable in December 2028.

9.
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

During the year ended December 31, 2022, 1,200 Public Warrants were exercised at a price of $11.50 per share, resulting in cash proceeds of approximately $13,800 and the issuance of 1,200 shares of Class A common stock. In addition, 50,000 Private Placement Warrants were converted to Public Warrants. During the year ended December 31, 2023, no Public Warrants were exercised and no Private Placement Warrants were converted to Public Warrants. At December 31, 2023 and 2022 there were 11,547,600 Public Warrants and 6,050,000 Private Placement Warrants outstanding.

As of December 31, 2023 and December 31, 2022, the Company recorded warrant liabilities of $30.0 million and $38.9 million in the consolidated balance sheets, respectively. For the years ended December 31, 2023 and 2022, the Company recognized a gain of $9.0 million and $19.1 million, respectively, on the change in the fair value of the warrant liabilities in the consolidated statements of operations.

10.
Commitments and Contingencies

Purchase Commitments

As of December 31, 2023, the Company had purchase commitments of approximately $13.5 million, primarily related to procurement of BB satellite components, R&D programs, and capital improvements.

Legal Proceedings

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of any recorded accrual, with respect to loss contingencies. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

Delaware Class Action Litigations

Following books and records demands pursuant to 8 Del. C. § 220, two stockholders have filed putative class action complaints in the Delaware Court of Chancery against the Company, certain current and former directors of the Company and its predecessor entity and manager, New Providence Acquisition Corp. and New Providence Management LLC, and Abel Avellan, alleging claims of breach of fiduciary duties and aiding and abetting such breaches, relating to the de-SPAC merger. The first of those complaints, Taylor v. Coleman, et al. (C.A. No. 2023-1292), was filed on December 27, 2023, and the second, Drulias v. New Providence Management LLC, et al., was filed on March 29, 2024 (collectively, the “Delaware Stockholder Class Actions”). Both complaints seek equitable relief and unspecified monetary damages. On March 15, 2024, prior to the filing of the Drulias action, Defendants had moved to dismiss the Taylor action. No schedule has been set for either of the Delaware Stockholder Class Actions.

11.
Stockholders’ Equity

Class A Common Stock

At December 31, 2023, there were 90,161,309 shares of Class A Common Stock issued and outstanding. Holders of Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 800,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class B Common Stock

At December 31, 2023, there were 50,041,757 shares of Class B Common Stock issued and outstanding. Shares of Class B Common Stock were issued to then existing equity holders of AST LLC (other than Mr. Abel Avellan, the Company’s Chairman and Chief Executive Officer (“Mr. Avellan”)) at the time of the Business Combination and are non-economic, but entitle the holder to one vote per share. The Company is authorized to issue 200,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.

The existing equity holders (other than Mr. Avellan) at the time of the Business Combination own economic interests in AST LLC which are redeemable into either shares of Class A common stock on a one-for-one basis or cash at the option of the Company. Upon redemption of the AST LLC Common Units by the existing equity holders (other than Mr. Avellan), a corresponding number of shares of Class B common stock held by such existing equity holders will be cancelled.

Class C Common Stock

At December 31, 2023, there were 78,163,078 shares of Class C Common Stock issued and outstanding. Shares of Class C Common Stock were issued to Mr. Avellan in connection with the Business Combination and are non-economic, but entitle the holder to ten votes per share and the Class C Share Voting Amount, the latter of which is a number of votes per share equal to (1) (x) an amount of votes equal to 88.3% of the total voting power of the outstanding voting stock, minus (y) the total voting power of the outstanding capital stock (other than Class C Common Stock) owned or controlled by Mr. Avellan and his permitted transferees, divided by (2) the number of shares of Class C Common Stock then outstanding (the “Super-Voting Rights”). The Company is authorized to issue 125,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

Mr. Avellan owns economic interests in AST LLC which are redeemable into either shares of Class A common stock on a one-for-one basis or cash at the option of the Company. Upon redemption of any AST LLC Common Units held by Mr. Avellan, a corresponding number of shares of Class C common stock held by Mr. Avellan will be cancelled. Correspondingly, the Super-Voting Rights associated with such shares of Class C common stock will be terminated.

Preferred Stock

At December 31, 2023, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

Noncontrolling Interest

The noncontrolling interests primarily represent the equity interest in AST LLC held by members other than the Company. Changes in the Company’s ownership interest in AST LLC while retaining control of AST LLC are accounted for as equity transactions. Income or loss is attributed to the noncontrolling interests based on their contractual distribution rights, and the relative percentages of equity interest held by the Company and the other members during the period.

As the sole managing member of AST LLC controlling the operating decisions of AST LLC, the Company consolidates the financial position and results of operations of AST LLC and its subsidiaries. The Company reports equity interest in AST LLC held by members other than the Company as noncontrolling interest in the consolidated balance sheets. The noncontrolling interest is classified as permanent equity within the consolidated balance sheets as the Company may only elect to settle a redemption request in cash if the cash delivered in the exchange is limited to the amount of net proceeds from the issuance and sale of a Class A Common Stock from a new permanent equity offering.

Each issuance of the Company's Class A Common Stock is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in changes in ownership and reduction in noncontrolling interest. At December 31, 2023, there were 11,547,600 Public Warrants and 6,050,000 Private Placement Warrants outstanding (see Note 9: Warrant Liabilities for further details), each of which entitles the holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share. Each warrant exercise is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital.

In addition, the Fifth Amended and Restated Limited Liability Company Operating Agreement of AST LLC permits the noncontrolling interest holders of AST LLC Common Units to exchange AST LLC Common Units, together with related shares of the Class B Common Stock or Class C Common Stock, for shares of the Class A Common Stock on a one-for-one basis or, at the election of the Company, for cash (a “Cash Exchange”). A Cash Exchange is limited to the amount of net proceeds from the issuance and sale of Class A Common Stock from a new permanent equity offering. Future redemptions or direct exchanges of AST LLC Common Units by the noncontrolling interest holders will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. Certain members of AST LLC also hold options that are subject to service or performance conditions (see Note 12: Stock-Based Compensation for further details), that are exercisable for AST LLC Common Units. The exercise of the options results in a change in ownership and increases the amount recorded as noncontrolling interest and decreases additional paid-in capital.

As of December 31, 2023 and December 31, 2022, the noncontrolling interest in AST LLC was approximately 58.7% and 64.2%, respectively. The decrease in noncontrolling interest percentage during the year ended December 31, 2023 was a result of the issuance of Class A Common Stock under the Common Stock Offering and Equity Distribution Agreement, redemption of AST LLC Common Units in exchange for Class A Common Stock and the vesting of the Company’s restricted stock units, partially offset by exercise of options to AST LLC Common Units.

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

Under the Common Stock Purchase Agreement, the Company had issued 1,756,993 shares of its Class A Common Stock as of December 31, 2022, resulting in net proceeds of $13.4 million. The Company did not issue any shares of its Class A Common Stock under the Common Stock Purchase Agreement during the year ended December 31, 2023. Proceeds from the sale of the Company’s Class A common stock under the Common Stock Purchase Agreement were and are expected to continue to be used for general corporate purposes.

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

Under the Sales Agreement, the Company issued 1,527,909 shares of its Class A common stock during the year ended December 31, 2023, aggregating to proceeds of $7.2 million, net of commissions paid to the agents and transaction costs. The Company had issued 2,697,091 shares of its Class A Common Stock as of December 31, 2022, aggregating to proceeds of $20.0 million, net of commissions paid to the agents and transaction costs. Proceeds from the sale of the Company’s Class A common stock under the Sales Agreement were and are expected to continue to be used for general corporate purposes.

Common Stock Offering

On June 30, 2023, the Company issued 12,500,000 shares of Class A Common Stock in a public offering and received proceeds of $56.6 million, net of transaction costs of $0.3 million. The Company provided a 30-day option to the underwriting agent to purchase up to an additional 1,875,000 shares to cover over-allotments, if any. The over-allotment option was not exercised. Proceeds from the sale of the Company’s Class A common stock under the Common Stock Offering were and are expected to be used for general corporate purposes.

12.
Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation, measured at the grant date based on the fair value of the award, is typically recognized ratably over the requisite services period, using the straight-line method of expense attribution. The Company recorded stock-based compensation expense in the following categories of its consolidated statements of operations and balance sheets (in thousands):

	Year ended December 31,
	2023	2022
Engineering services	$8,832	$5,026
General and administrative costs	4,457	4,365
BlueWalker 3 satellite - construction in progress(1)	-	(45)
Total	$13,289	$9,346

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

There were two types of options granted under the AST LLC Incentive Plan: (1) service-based options and (2) performance-based options. Service-based options typically vest over a five year service period with 20% of the award vesting on the first anniversary of the employee’s commencement date, and the balance thereafter in 48 equal monthly installments. Certain service-based options also provide for accelerated vesting if there is a change in control or other performance condition as defined by the AST LLC Incentive Plan Performance-based options typically vest on the earliest date that any of the following occurs: (i) AST LLC effects an initial public offering and becomes a reporting company, (ii) AST LLC experiences a change of control, or (iii) other specified performance conditions. Both service-based and performance-based options typically expire no later than 10 years from the date of grant.

As of December 31, 2023, AST LLC was authorized to issue a total of 12,812,959 ordinary shares under a reserve set aside for equity awards. As of December 31, 2023, there were 7,770,421 options outstanding under the AST LLC Incentive Plan. Following the Business Combination on April 6, 2021, no further equity award grants were made under the AST LLC Incentive Plan.

The following table summarizes the Company’s option activity for the year ended December 31, 2023:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	10,767,799	$0.83	5.87	$42,994,264
Granted	-	-
Exercised	(2,972,581)	0.08
Cancelled or forfeited	(24,797)	3.35
Outstanding at December 31, 2023	7,770,421	$1.11	5.76	$38,262,071
Options exercisable as of December 31, 2023	5,960,866	$0.90	5.59	$30,552,352
Vested and expected to vest at December 31, 2023	6,391,004	$1.24	5.66	$30,639,437

The following table summarizes the Company’s unvested option activity for the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	2,645,240	$0.80
Granted	-	-
Vested	(814,415)	0.76
Forfeited	(21,270)	2.25
Unvested at December 31, 2023	1,809,555	$0.80

The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model. There were no stock options granted during the years ended December 31, 2023 and 2022.

The total intrinsic value of options exercised during the year ended December 31, 2023 was $17.7 million.

As of December 31, 2023, total unrecognized compensation expense related to the unvested stock options was $1.1 million, which is expected to be recognized over a weighted average period of 1.51 years.

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

Stock Options

As of December 31, 2023, there were 3,313,080 options outstanding under the 2020 Plan.

The following table summarizes the Company’s option activity under the 2020 Plan for the year ended December 31, 2023:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	3,697,649	$9.71	9.07	$(18,077,872)
Granted	288,300	5.28
Exercised	-	-
Cancelled or forfeited	(672,869)	9.26
Outstanding at December 31, 2023	3,313,080	$9.27	8.29	(10,726,391)
Options exercisable as of December 31, 2023	1,583,171	$9.75	7.70	(5,883,276)
Vested and expected to vest at December 31, 2023	3,313,080	$9.27	8.29	(10,726,391)

The following table summarizes the Company’s unvested option activity for the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	2,959,596	$4.26
Granted	288,300	2.53
Vested	(1,052,229)	4.22
Forfeited	(465,758)	4.40
Unvested at December 31, 2023	1,729,909	$3.96

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2023 and 2022 was $2.53 and $4.16, respectively.

As of December 31, 2023, total unrecognized compensation expense related to the unvested stock options was $6.7 million, which is expected to be recognized over a weighted average period of 2.40 years.

The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model, with the assumptions used for the years ended December 31, 2023 and 2022, presented on a weighted average basis:

	Year ended December 31, 2023	Year ended December 31, 2022
Exercise price	$5.28	$9.20
Fair market value	$2.53	$4.16
Expected dividend yield	0.0%	0.0%
Expected term (in years)	6.1	6.1
Expected volatility	43.81%	42.13%
Weighted-average risk-free rate	3.75%	3.24%

Restricted Stock Units

As of December 31, 2023, there were 2,879,418 restricted stock units outstanding under the 2020 Plan.

The following table summarizes the Company’s unvested restricted stock unit activity for the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	3,246,220	$9.65
Granted	661,348	4.96
Vested	(822,275)	10.10
Forfeited	(205,875)	8.69
Unvested at December 31, 2023	2,879,418	$8.51

As of December 31, 2023, total unrecognized compensation expense related to the unvested restricted stock units was $12.9 million, which is expected to be recognized over a weighted average period of 2.31 years.

SpaceMobile 2020 Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”). The aggregate number of common stock shares that may be issued pursuant to rights granted under the ESPP is 2,000,000 shares. If any right granted under the ESPP shall for any reason terminate without having been exercised, the shares not purchased under such right shall again become available for issuance under the ESPP. As of December 31, 2023, the Company had not issued any awards under the ESPP.

13.
Nano

On September 6, 2022, AST LLC completed the sale of its 51% interest in its former subsidiary, Nano to Kongsberg Defence & Aerospace AS, a private limited liability company incorporated under the laws of Norway (“Kongsberg”) for net proceeds of $26.6 million.

The carrying amount of assets, liabilities, and noncontrolling interest attributable to Nano were deconsolidated on September 6, 2022 and the Company recognized a net gain of $24.5 million in other (expense) income, net in the consolidated statement of operations for the year ended December 31, 2022. The accompanying consolidated financial statements for year ended December 31, 2022 included the results of operations and cash flows of Nano up to the date of sale of Nano. The revenues and cost of sales for the year ended December 31, 2022 were exclusively related to Nano.

Nano recognized revenue related to sales of manufactured small satellites and their components, as well as launch-related services. This was the Company’s only source of revenue during the year ended December 31, 2022 and until the sale of Nano on September 6, 2022. Revenue recognized over time versus revenue recognized upon transfer during the year ended December 31, 2022 was as follows (in thousands):

Year ended December 31, 2022
Revenue from performance obligations recognized over time	$12,491
Revenue from performance obligations recognized at point-in-time transfer	1,334
Total	$13,825

14.
Income Taxes

The Company, organized as a C corporation, owns an equity interest in AST LLC in what is commonly referred to as an “Up-C” structure. For U.S. federal and state income tax purposes, AST LLC has elected to be treated as a partnership and does not pay any income taxes since its income and losses are included in the returns of the members. The portion of the Company’s taxable income or loss attributable to the noncontrolling interests of AST LLC is taxed directly to such members. Consequently, no provision for income taxes, has been included in the financial statements related to this portion of taxable income. Certain foreign wholly-owned entities are taxed as corporations in the jurisdictions in which they operate, and accruals for such taxes are included in the consolidated financial statements. The Company has operations in India, Scotland, Spain, Israel and Lithuania (through September 6, 2022) with tax filings in each foreign jurisdiction.

Income Tax Expense

The components of income (loss) before income taxes were as follows (in thousands):

	Year ended December 31,
	2023	2022
United States	$(230,487)	$(98,774)
Foreign	9,491	(3,722)
Total	$(220,996)	$(102,496)

The income tax expense (benefit) was as follows (in thousands):

	Year ended December 31,
	2023	2022
Current:
Federal	$-	$-
State	-	-
Foreign	2,576	617
Total current	2,576	617

Deferred:
Federal	-	-
State	-	-
Foreign	(895)	-
Total deferred	(895)	-
Total income tax provision	$1,681	$617

The differences between the effective income tax rate and the statutory U.S. federal income tax rate are as follows:

	Year ended December 31,
	2023	2022
Statutory U.S. federal income tax rate	21%	21%
Income (loss) attributable to noncontrolling interest and non taxable income (loss)	(13%)	(16%)
Changes in fair value of warrant liabilities	1%	4%
Change in valuation allowance	(10%)	(10%)
Research and development credit	1%	2%
Other	(1%)	(2%)
Effective income tax rate	(1%)	(1%)

Deferred Tax Assets and Liabilities.

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$21,965	$11,788
Basis difference in the equity of AST LLC	95,170	79,396
Research and development credit	6,524	3,172
Other	635	508
Total deferred tax assets	124,294	94,864
Valuation allowance	(123,399)	(94,864)
Net deferred tax assets	$895	$-

As of December 31, 2023 the Company had unused federal net operating loss carryforwards (gross) for federal income tax purposes of approximately $99.4 million, which can be carried forward indefinitely and may be used to offset future taxable income. In addition, the Company had unused net operating loss carryforwards (gross) for state income tax purposes of approximately $5.6 million, $0.7 million of which expire in 2041. The remaining $4.9 million state net operating loss can be carried forward indefinitely. The Company also had unused net operating loss carryforwards (gross) for foreign income tax purposes of approximately $3.0 million, which can be carried forward indefinitely.

Management assesses the need for a valuation allowance in each tax paying component or jurisdiction based upon the available positive and negative evidence to estimate whether sufficient taxable income will exist to permit realization of the deferred tax assets. On the basis of this evaluation, as of December 31, 2023 and 2022 the Company's valuation allowance was $123.4 million and $94.9 million, respectively. The change from December 31, 2022 to December 31, 2023 was primarily driven by the basis difference in the equity of AST LLC and an increase in the net operating loss carryforward in the U.S. jurisdiction. As of December 31, 2023, there is no valuation allowance recorded against the foreign deferred tax assets of $0.9 million as it is more likely than not that the foreign deferred tax assets will be fully realized. The foreign deferred tax asset is subject to foreign exchange risk, which could reduce the amount the Company may ultimately realize. Additionally, future changes in tax laws or interpretations of such tax laws may limit the Company’s ability to fully utilize the foreign net operating loss carryforwards.

Unrecognized Tax Benefits.

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Tax Receivable Agreement

In connection with the Closing, the Company entered into the Tax Receivable Agreement. Pursuant to the Tax Receivable Agreement, the Company is generally required to pay the TRA Holders 85.0% of the amount of savings, if any, in U.S. federal, state, local, and foreign taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that the Company and any applicable consolidated, unitary, or combined Subsidiaries (the “Tax Group”) realize, or are deemed to realize, as a result of certain “Tax Attributes,” which include:

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

As of December 31, 2023, there have been no TRA liabilities recorded.

15.
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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock (in thousands, except share data):

	Year Ended December 31,
	2023	2022
Numerator
Net loss before allocation to noncontrolling interest	$(222,677)	$(103,113)
Net loss attributable to the noncontrolling interest	(135,116)	(71,473)
Net loss attributable to common stockholders - basic and diluted	$(87,561)	$(31,640)
Denominator
Weighted-average shares of Class A Common Stock outstanding - basic and diluted	81,824,122	54,437,073
Net loss per share attributable to holders of Class A Common Stock - basic and diluted	$(1.07)	$(0.58)

At December 31, 2023, the Company excluded from the calculation of diluted net loss per share 50,041,757 shares of Class B Common Stock, 78,163,078 shares of Class C Common Stock, 11,547,600 Public Warrants, 6,050,000 Private Placement Warrants, and 1,208,125 unvested performance-based restricted stock units as their effect would have been to reduce the net loss per share. Therefore, the weighted-average number of shares of Class A Common Stock outstanding used to calculate both basic and diluted net loss per share of Class A Common Stock is the same.

Shares of the Company’s Class B and Class C Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted loss per share of Class B and Class C Common Stock under the two-class method has not been presented.

16.
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

The Vodafone Commercial Agreements are to include mutual exclusivity, conditioned upon Vodafone making the SpaceMobile Service available to all of its customers and certain promotional efforts, within all Vodafone markets for five years commencing on the launch of a commercial service in all of the Vodafone markets; preferential commercial terms in Vodafone partner markets; 50/50 revenue share for the SpaceMobile Service in Vodafone exclusivity markets; and the procurement, building and operating of mobile network ground stations at a mutually agreed cost by Vodafone. No payments have been made to date between AST LLC and Vodafone pursuant to the anticipated Vodafone Commercial Agreements. Vodafone has the right to designate one individual to the Company’s Board of Directors. Currently, Vodafone’s designee is Luke Ibbetson, Head of Group Research & Development, Vodafone.

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

On January 16, 2024, the Company entered into a Convertible Security Investment Agreement (the “Investment Agreement”) with Vodafone. Pursuant to the Investment Agreement, Vodafone agreed to purchase the Company’s subordinated convertible notes for an aggregate principal amount of $25.0 million (such notes, the “Notes” and such investments, the “Investments”). In connection with the Investments, Vodafone Group Services Limited (“Vodafone Group Services”) have entered into letter agreements with AST LLC and the Company (the “Letter Agreements”). The letter agreement between Vodafone Group Services and AST LLC provides, among other things, for an initial revenue commitment of $25.0 million to AST LLC to be paid by Vodafone Group

Services over a two and a half year period to be defined in a future definitive agreement for AST LLC to provide connectivity services. Also, Vodafone submitted a purchase order for network equipment from AST LLC to support planned commercial service.

American Tower

AST LLC and American Tower have entered into a side letter agreement which was subsequently amended and restated on December 15, 2020. The side letter contemplates that AST LLC and American Tower will enter into commercial agreements to use American Tower facilities for the terrestrial gateway facilities in certain markets. The term of the operational agreement with American Tower is for an anticipated five years after the initial launch of commercial mobile services by AST LLC.

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

Additionally, AST LLC will work with American Tower to evaluate and plan gateway facility and radio access network data center deployments with preferred vendor status to offer carrier-neutral hosting facilities in certain equatorial markets. American Tower will serve as the preferred vendor for carrier neutral hosting facilities. AST LLC will pay American Tower a monthly connection fee for use of a carrier neutral hosting facility, which AST LLC expects will be charged back to each applicable Mobile Network Operator (“MNO”). If AST LLC and American Tower agree to construct a new carrier neutral hosting facility or improve an existing one and American Tower elects to fund all such capital expenditures, American Tower will provide AST LLC with a fair-market, long-term lease to such facility. No payments have been made to date between AST LLC and American Tower under the Amended and Restated Letter Agreement. American Tower has the right to designate one individual to the Company’s Board of Directors. Currently, American Tower's designee is Ed Knapp, Chief Technology Officer, American Tower.

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

The Rakuten Agreement includes key performance indicators (“KPIs”) associated with the number of satellites launched, timing and coverage of the SpaceMobile Service in Japan in a phased manner that AST LLC was obligated to meet by June 2023. In connection with AST LLC’s inability to meet the applicable KPIs stated in the Rakuten Agreement by the deadline, the Company recognized an expense of $10.0 million recorded in Other (expense) income, net in the first quarter of 2023 and paid the amount in the third quarter of 2023.

Invesat and Antares Technologies

On March 4, 2024, the Company and Invesat LLC (“Invesat”), which is part of the Cisneros Group of Companies, of which Ms. Adriana Cisneros, a member of the Company's Board of Directors, is the Chief Executive Officer, completed a series of transactions (including a Blocker Merger Transaction as defined in the A&R Operating Agreement, the “Transactions”) resulting in the acquisition by Antares of 10,445,200 shares of the Company’s Class A Common Stock. As part of the Transactions, 9,932,541 shares of the Company’s Class B Common Stock and 200,000 shares of the Company’s Class A Common Stock previously held by Invesat were cancelled.

As part of the Transactions, AST SpaceMobile Holdings II, LLC, a newly formed wholly owned subsidiary of the Company, merged with and into Invesat, with Invesat surviving such merger (the “First Merger”) and, immediately following the First Merger, Invesat merged with and into AST SpaceMobile Holdings, LLC, a newly formed wholly owned subsidiary of us (“AST Holdings”), with AST Holdings surviving such merger (the “Second Merger”). After giving effect to the Transactions, the separate limited liability company existence of Invesat ceased.

In connection with the Transactions, the Company has agreed to use commercially reasonable efforts to take steps necessary to allow for the amendment and/or assignment of each of the Stockholders’ Agreement and the Registration Rights Agreement, within forty-five (45) days after the closings of the Transactions, to add an affiliate of Invesat, Antares, and remove Invesat as a party thereto to allow Antares to benefit from all of the rights previously held by Invesat thereunder. In the event that the Registration Rights Agreement and the Stockholders’ Agreement are not amended and/or assigned with such forty-five (45)-day period, the Company has agreed to enter into a separate letter agreement with Antares which provides Antares with substantially the same rights as those held by Invesat LLC under each of the Registration Rights Agreement and the Stockholders’ Agreement.

17.
Subsequent Events

Convertible Security Investment Agreement

On January 16, 2024, the Company entered into a Convertible Security Investment Agreement (the “Investment Agreement”) with AT&T, Google and Vodafone (the “Investors”). Pursuant to the Investment Agreement, the Investors have agreed to purchase the Company’s subordinated convertible notes for an aggregate principal amount of $110.0 million (such notes, the “Notes” and such investments, the “Investments”).

The Notes bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 30 and December 30 of each year, beginning on June 30, 2024. The Company has the option to pay interest on the Notes in cash or in kind. If the Company elects to pay interest on the Notes in kind, the principal amount of the Notes will be increased by the amount of the interest payment, and interest will accrue on such increased principal amount in subsequent interest periods. The Notes have a ten-year term unless earlier converted.

The holders of the Notes (the “Holders”) may convert the Notes (subject to certain exceptions) at an initial conversion rate of 173.9130 shares of Class A Common Stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of $5.75 per share of Class A Common Stock). The Holders may convert their Notes at their option at any time on or after January 16, 2025. The Holders will also have the right to convert the Notes prior to January 16, 2025 in the event that the Company undergoes a fundamental change (defined to include change of control, certain mergers of the Company with another company, the sale of all or substantially all of the assets of the Company, and liquidation). The conversion rate is also subject to customary anti-dilution adjustments if certain events occur.

On or after January 16, 2025, the Company may require the Holders to convert the Notes (subject to certain exceptions), at an initial conversion rate of 173.9130 shares of Class A Common Stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of $5.75 per share of Class A Common Stock) at its option, if the VWAP of the Class A Common Stock has been at least 130% of the conversion price then in effect for 30 consecutive trading days, on the immediately succeeding trading day after the last trading day of such 30 day period.

The Notes may be accelerated upon the occurrence of certain events of default and fundamental change. In the case of an event of default with respect to the Notes arising from specified events of bankruptcy or insolvency of the Company, 100% of the principal of, and accrued and unpaid interest on, the Notes will automatically become due and payable. If any other event of default with respect to the Notes occurs or is continuing (which include customary events of default, including the failure to pay principal or interest when due and the failure to comply with other covenants contained in the Investment Agreement), the Holders of at least 60% in aggregate principal amount of the then outstanding Subordinated Obligations (as defined in the Investment Agreement to include the obligations under the Notes) may declare the principal amount of the Notes to be immediately due and payable. In the case of fundamental change as defined in the Investment Agreement prior to the conversion or maturity of the Notes, the Company is required to repay the Notes immediately prior to the consummation of such fundamental change in an amount equal to the aggregate principal amount of such Notes, plus any accrued and unpaid interest thereon.

Letter Agreements

On January 16, 2024, in connection with the Investments, each of AT&T Services, Inc. (“AT&T Services”), Google and Vodafone Group Services have entered into letter agreements with AST LLC and the Company (the “Letter Agreements”).

AT&T Letter Agreement

The letter agreement between AT&T Services, the Company and AST LLC provides, among other things, that AT&T Services will make a non-refundable $20.0 million commercial payment for prepaid service revenue, creditable against future service revenue of AST LLC, due after the launch and successful initial operation of the first five commercial satellites. AT&T Services also submitted a purchase order under a separate agreement for purchase of network equipment from AST LLC to support planned commercial service.

Under the letter agreement, the Company is required to use reasonable best efforts to cause the Stockholders’ Agreement of the Company, dated April 6, 2021 to be amended such that AT&T Services shall have the right to nominate, and the parties to such Stockholders’ Agreement agree to vote for and cause the appointment of, any representative of AT&T Services that it determines in its sole discretion to (i) serve as a non-voting observer to the Company’s board of directors or (ii) serve as a director to the Company’s board of directors.

Google Letter Agreement

AST LLC has entered into a letter agreement with Google whereby the parties will negotiate and execute a definitive agreement to provide, among other things, certain services to each other and have agreed to collaborate on product development, testing and implementation plans for SpaceMobile network connectivity on Android devices.

Vodafone Letter Agreement

The letter agreement between Vodafone Group Services and AST LLC provides, among other things, for an initial revenue commitment of $25.0 million to AST LLC to be paid by Vodafone Group Services over a two and a half year period to be defined in a future definitive agreement for AST LLC to provide connectivity services. Vodafone also submitted a purchase order for purchase of network equipment from AST LLC to support planned commercial service.

January 2024 Common Stock Offering

On January 23, 2024, the Company issued 32,258,064 shares of Class A Common Stock in a public offering and received proceeds of $93.6 million, net of underwriting commissions of $6.0 million and transaction costs of $0.4 million. The Company provided a 30-day option to the underwriting agent to purchase up to an additional 4,838,709 shares of Class A Common Stock (the “Option Shares”) from the Company on the same terms and conditions. On January 25, 2024, the Option Shares were exercised in full. The offering of the Option Shares closed on January 29, 2024 for proceeds of $14.1 million, net of underwriting commissions of $0.9 million. Proceeds from the sale of the Company’s Class A common stock under the January 2024 Common Stock Offering were and are expected to be used for general corporate purposes.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AST SPACEMOBILE, INC.

By:	/s/ ABEL AVELLAN
Chairman and Chief Executive Officer Principal Executive Officer

KNOW ALL THESE PRESENT, that each person whose signature appears below constitutes and appoints Abel Avellan, Sean Wallace and Shanti Gupta, and each of them, his or her true and lawful attorneys-in-fact and agents, and with power of substitution and resubstitution, for him/her and in his/her name, place and stead, and in any and all capacities, to sign the Annual Report on Form 10-K of AST SpaceMobile, Inc. for the fiscal year ended December 31, 2023, to sign any and all amendments thereto, and to file such Annual Report and amendments, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ABEL AVELLAN	Chairman and Chief Executive Officer Principal Executive Officer and Director	April 1, 2024
Abel Avellan

/s/ SEAN WALLACE	Chief Financial Officer Principal Financial Officer	April 1, 2024
Sean Wallace

/s/ SHANTI GUPTA	Chief Accounting Officer Principal Accounting Officer	April 1, 2024
Shanti Gupta

/s/ ADRIANA CISNEROS	Director	April 1, 2024
Adriana Cisneros

/s/ ALEXANDER COLEMAN	Director	April 1, 2024
Alexander Coleman

/s/ LUKE IBBETSON	Director	April 1, 2024
Luke Ibbetson

/s/ ED KNAPP	Director	April 1, 2024
Ed Knapp

	Director	April 1, 2024
Hiroshi Mikitani

/s/ RONALD RUBIN	Director	April 1, 2024
Ronald Rubin

/s/ RICHARD SARNOFF	Director	April 1, 2024
Richard Sarnoff

/s/ JULIO A. TORRES	Director	April 1, 2024
Julio A. Torres