Form 10-Q
period 2024-03-31
AST SpaceMobile, Inc.
filed 2024-05-15
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024 there were 139,621,085 shares of Class A common stock, $0.0001 per value, 39,747,447 shares of Class B common stock, $0.0001 par value, and 78,163,078 shares of Class C common stock, $0.0001 par value, issued and outstanding.

AST SPACEMOBILE, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	As of
	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$209,973	$85,622
Restricted cash	2,467	2,475
Prepaid expenses	5,033	4,591
Other current assets	22,036	14,194
Total current assets	239,509	106,882

Non-current assets:
Property and equipment, net	245,284	238,478
Operating lease right-of-use assets, net	12,796	13,221
Other non-current assets	4,139	2,311
TOTAL ASSETS	$501,728	$360,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,528	$20,575
Accrued expenses and other current liabilities	15,593	23,926
Current operating lease liabilities	1,505	1,468
Current portion of long-term debt	255	252
Total current liabilities	31,881	46,221

Non-current liabilities:
Warrant liabilities	11,746	29,960
Non-current operating lease liabilities	11,429	11,900
Long-term debt, net	160,827	59,252
Total liabilities	215,883	147,333

Commitments and contingencies (Note 7)

Stockholders' Equity:
Class A Common Stock, $.0001 par value; 800,000,000 shares authorized; 138,153,310 and 90,161,309 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	14	9
Class B Common Stock, $.0001 par value; 200,000,000 shares authorized; 39,747,447 and 50,041,757 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	4	5
Class C Common Stock, $.0001 par value; 125,000,000 shares authorized; 78,163,078 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	8	8
Additional paid-in capital	373,773	288,404
Accumulated other comprehensive income	121	227
Accumulated deficit	(209,392)	(189,662)
Noncontrolling interest	121,317	114,568
Total stockholders' equity	285,845	213,559

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$501,728	$360,892

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	For the Three Months ended March 31,
	2024	2023

Revenues	$500	$-

Operating expenses:
Engineering services costs	19,511	16,483
General and administrative costs	12,287	9,857
Research and development costs	4,257	16,381
Depreciation and amortization	19,945	1,733
Total operating expenses	56,000	44,454

Other income (expense):
Gain on remeasurement of warrant liabilities	18,214	7,498
Interest (expense) income, net	(2,222)	2,093
Other (expense) income, net	(2)	(10,237)
Total other income (expense), net	15,990	(646)

Loss before income tax expense	(39,510)	(45,100)
Income tax expense	(294)	(116)
Net loss before allocation to noncontrolling interest	(39,804)	(45,216)

Net loss attributable to noncontrolling interest	(20,074)	(28,898)
Net loss attributable to common stockholders	$(19,730)	$(16,318)
Net loss per share attributable to holders of Class A Common Stock
Basic and diluted	$(0.16)	$(0.23)
Weighted-average shares of Class A Common Stock outstanding
Basic and diluted	121,447,138	71,845,206

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(Dollars in thousands)

	For the Three Months ended March 31,
	2024	2023

Net loss before allocation to noncontrolling interest	$(39,804)	$(45,216)
Other comprehensive loss
Foreign currency translation adjustments	(216)	(128)
Total other comprehensive loss	(216)	(128)
Total comprehensive loss before allocation to noncontrolling interest	(40,020)	(45,344)
Comprehensive loss attributable to noncontrolling interest	(20,184)	(28,980)
Comprehensive loss attributable to common stockholders	$(19,836)	$(16,364)

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance, December 31, 2023	90,161,309	$9	50,041,757	$5	78,163,078	$8	$288,404	$227	$(189,662)	$114,568	$213,559
Stock-based compensation	-	-	-	-	-	-	4,775	-	-	158	4,933
Issuance of common stock, net of issuance costs	37,096,773	4	-	-	-	-	69,551	-	-	38,132	107,687
Vesting of restricted stock units	288,259	-	-	-	-	-	(121)	-	-	(193)	(314)
Redemption of AST LLC Common Units for Class A Common Stock	10,606,969	1	(10,294,310)	(1)	-	-	11,164	-	-	(11,164)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	(106)	-	(110)	(216)
Net loss	-	-	-	-	-	-	-	-	(19,730)	(20,074)	(39,804)
Balance, March 31, 2024	138,153,310	$14	39,747,447	$4	78,163,078	$8	$373,773	$121	$(209,392)	$121,317	$285,845

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	71,819,926	$7	50,041,757	$5	78,163,078	$8	$235,384	$229	$(102,101)	$226,294	$359,826
Stock-based compensation	-	-	-	-	-	-	2,307	-	-	167	2,474
Issuance of equity under employee stock plan	-	-	-	-	-	-	(801)	-	-	897	96
Vesting of restricted stock units	57,633	-	-	-	-	-	(4)	-	-	(119)	(123)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(46)	-	(82)	(128)
Net loss	-	-	-	-	-	-	-	-	(16,318)	(28,898)	(45,216)
Balance, March 31, 2023	71,877,559	$7	50,041,757	$5	78,163,078	$8	$236,886	$183	$(118,419)	$198,259	$316,929

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	For the Three Months ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss before allocation to noncontrolling interest	$(39,804)	$(45,216)
Adjustments to reconcile net loss before noncontrolling interest to cash used in operating activities:
Depreciation and amortization	19,945	1,733
Gain on remeasurement of warrant liabilities	(18,214)	(7,498)
Amortization of debt issuance costs	900	-
Stock-based compensation	4,933	2,474
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,306)	(12,168)
Accounts payable and accrued expenses	(8,396)	5,553
Operating lease right-of-use assets and operating lease liabilities	(8)	6
Other assets and liabilities	828	17,383
Net cash used in operating activities	(48,122)	(37,733)

Cash flows from investing activities:
Purchase of property and equipment and advance launch payments	(39,568)	(15,388)
Net cash used in investing activities	(39,568)	(15,388)

Cash flows from financing activities:
Proceeds from debt	110,000	-
Repayments of debt	(62)	(60)
Payment for debt issuance costs	(5,162)	-
Proceeds from issuance of common stock, net of issuance costs	107,718	-
Issuance of equity under employee stock plan	-	96
Employee taxes paid for stock-based compensation awards	(314)	-
Net cash provided by financing activities	212,180	36

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(147)	(475)

Net increase (decrease) in cash, cash equivalents and restricted cash	124,343	(53,560)
Cash, cash equivalents and restricted cash, beginning of period	88,097	239,256
Cash, cash equivalents and restricted cash, end of period	$212,440	$185,696

Supplemental disclosure of cash flow information:
Non-cash transactions:
Purchases of property and equipment in accounts payable and accrued expenses	$5,734	$4,077
Right-of-use assets obtained in exchange for operating lease liabilities	-	5,507
Cash paid for:
Interest	$2,205	$52
Income taxes, net	710	282

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

1.
Organization and Nature of Operations

AST SpaceMobile, Inc., collectively with its subsidiaries (”SpaceMobile” or the “Company”) is currently designing and developing the constellation of BlueBird (“BB”) satellites in advance of launching its planned space-based Cellular Broadband network distributed through a constellation of Low Earth Orbit (“LEO”) satellites. Once deployed and operational, the BB satellites are designed to provide connectivity directly to off-the-shelf and unmodified devices at broadband speeds (the “SpaceMobile Service”). At that point, the Company intends to offer the SpaceMobile Service to cellular subscribers and others through wholesale commercial agreements with cellular service providers. The Company is headquartered in Texas where it operates 185,000 square feet satellite assembly, integrating and testing (“AIT”) facilities. The Company’s intellectual property (“IP”) portfolio is diverse, containing numerous and various innovations of the direct-to-cell satellite ecosystem from space to Earth. The Company’s IP portfolio consists of 36 patent families worldwide. As of March 31, 2024, the Company has more than 3,350 patent and patent pending claims worldwide, of which approximately 1,050 have been officially granted or allowed.

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

On April 6, 2021, the Company completed a business combination (the “Business Combination”) with AST & Science, LLC (“AST LLC”). Following the consummation of the Business Combination, the combined company was organized in an “Up-C” structure in which the business is operated by AST LLC and its subsidiaries and in which the Company's only direct assets consist of equity interests in AST LLC. As the managing member of AST LLC, the Company has full discretion to manage and control the business of AST LLC and to take all action it deems necessary to accomplish the purposes of AST LLC. The Company’s Class A Common Stock and Public Warrants are listed on the Nasdaq Capital Market under the symbols “ASTS” and “ASTSW”, respectively.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company, AST LLC and its subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation. Certain comparative amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal and recurring adjustments) necessary to fairly state the unaudited condensed consolidated financial statements.

The financial statements of AST LLC and its subsidiaries have been prepared on a consolidated basis with the Company as the Company is the sole managing member of AST LLC and has full discretion to manage and control the business of AST LLC and to take all action it deems necessary to accomplish the purposes of AST LLC.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, included in its Annual Report on Form 10-K filed with the SEC on April 1, 2024 (the “2023 Annual Report on Form 10-K”). The results of operations for the periods presented are not indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or other future year.

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

The Company’s significant accounting policies are described in Note 2: Summary of Significant Accounting Policies of the 2023 Annual Report on Form 10-K, and there have been no significant changes in these significant accounting policies as compared to those described therein.

Revenue Recognition

Revenue generated from sales of goods and services is recognized when a customer obtains control of promised goods or services in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company recognizes revenue for services provided over time as the Company’s performance does not result in an asset with an alternative use and the Company is entitled to be compensated for performance completed to date. For performance obligations that do not meet the criteria for over time recognition, the Company recognizes revenue upon transfer of control of the performance obligation to the customer. The Company defers revenue in the event the performance obligations are not satisfied for which compensation has been received. Revenue associated with unsatisfied performance obligations are contract liabilities, and are recorded within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets, and are recognized once performance obligations are satisfied.

To date, the Company has not generated any revenues from its SpaceMobile Service or from the resale of gateway equipment and associated services to mobile network operators and other third parties. During the three months ended March 31, 2024, the Company recognized $0.5 million of revenue from performance obligations completed to date under an agreement with a prime contractor for a U.S. government contract. As of March 31, 2024, $0.8 million of contract liabilities were recorded for unsatisfied performance obligations related to resale of gateway equipment and associated services to the customers.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, that requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. It requires a public entity to also disclose the title and position of the Chief Operating Decision Maker. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The ASU was effective for the Company on January 1, 2024, and interim periods within fiscal years beginning January 1, 2025. The adoption of this ASU did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Future Adoption of Recently Issued Accounting Pronouncement

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

3.
Fair Value Measurement

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$198,891	$-	$-
Total assets measured at fair value	$198,891	$-	$-

Liabilities:
Public warrant liability	$7,390	$-	$-
Private placement warrant liability	-	4,356	-
Total liabilities measured at fair value	$7,390	$4,356	$-

	As of December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$69,661	$-	$-
Total assets measured at fair value	$69,661	$-	$-

Liabilities:
Public warrant liability	$18,707	$-	$-
Private placement warrant liability	-	11,253	-
Total liabilities measured at fair value	$18,707	$11,253	$-

As of March 31, 2024 and December 31, 2023, the Company had $212.4 million and $88.1 million of cash and cash equivalents and restricted cash, respectively, of which $198.9 million and $69.7 million, respectively, is classified as cash equivalents, which consists principally of short-term money market funds with original maturities of 90 days or less. As of March 31, 2024 and December 31, 2023, restricted cash of $2.5 million represents a deposit into an interest reserve escrow account for the senior secured credit facility, and a deposit against the bank guaranty issued to the landlord for lease of a property. For certain instruments, including cash, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

Warrant liabilities are comprised of both publicly issued warrants (“Public Warrants”) and private placement warrants (“Private Placement Warrants”), exercisable for shares of Class A Common Stock. Warrant liabilities are described in detail at Note 6: Warrant Liabilities. As of March 31, 2024 and December 31, 2023, the Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ASTSW”.

The Private Placement Warrants are valued using a Black-Scholes-Merton Model. As of March 31, 2024 and December 31, 2023, the Private Placement Warrants are classified as Level 2 as the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. For this reason, the Company determined that the volatility of each Private Placement Warrant is equivalent to that of each Public Warrant.

The Company’s Black-Scholes-Merton model to value Private Placement Warrants required the use of the following subjective assumption inputs:

•
The risk-free interest rate assumption was initially based on a weighted average of the three and five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. As of March 31, 2024, the risk-free rate assumption was based on the two- and three-year U.S. Treasury rates as the estimated time to expire was 2.02 years (compared to an estimated time to expire of 2.26 years as of December 31, 2023). An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
•
The expected volatility assumption was based on the implied volatility of the Company’s publicly-traded warrants, which as of March 31, 2024 and December 31, 2023 was 103.0% and 80.4%, respectively.
4.
Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2024	2023
Land	$1,350	$1,350
Buildings	14,711	14,555
Leasehold improvements	9,088	9,111
Satellite in orbit	92,464	92,464
Lab, assembly, and integration equipment	40,371	31,957
Satellite antenna	7,209	7,188
Computer hardware and software	14,233	11,112
Other	1,325	1,230
Construction in progress
Satellite materials, satellites under construction, and advance launch payments	142,996	125,428
Other	2,616	5,256
Total property and equipment, gross	$326,363	$299,651
Accumulated depreciation and amortization	(81,079)	(61,173)
Total property and equipment, net	$245,284	$238,478

Depreciation expense for the three months ended March 31, 2024 and 2023 was approximately $19.9 million and $1.7 million, respectively.

5.
Long-Term Debt

Long-term debt consists of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Convertible notes	$110,000	$-
Senior secured credit facility(1)	52,023	52,023
Capital equipment loan	15,000	15,000
Term loan	4,696	4,758
Total debt	$181,719	$71,781
Less: current portion of long-term debt	(255)	(252)
Less: unamortized debt issuance costs(1)	(20,637)	(12,277)
Long-term debt, net of issuance costs	$160,827	$59,252
(1)
Includes estimated exit fee of $3.5 million due at maturity.

As of March 31, 2024 and December 31, 2023, the aggregate fair value of the Company’s debt was $166.6 million and $68.7 million, respectively. The fair value of debt, excluding convertible notes, have been determined under the discounted cash flow method using significant inputs derived from, or corroborated by, observable market data (Level 2 inputs). The fair value of the convertible notes has been determined based on a lattice-based binomial model using significant inputs derived from, or corroborated by, observable market data (Level 2 inputs).

Debt issuance costs are comprised of costs incurred in connection with debt issuance and are presented in the consolidated balance sheets as a deduction to the carrying amount of the debt and amortized using the effective interest method to interest expense over the term of the debt. During the three months ended March 31, 2024 and three months ended March 31, 2023, the Company recognized $4.4 million and less than $0.1 million of interest expense related to the debt noted above, respectively. The interest expense included amortization of debt issuance costs of $0.9 million for the three months ended March 31, 2024. Interest expense is included in interest (expense) income, net in the accompanying unaudited condensed consolidated statements of operations.

As of March 31, 2024, the Company was in compliance with all debt covenants requirements.

Convertible Notes

On January 16, 2024, the Company entered into a Convertible Security Investment Agreement (the “Investment Agreement”) with AT&T, Google and Vodafone (the “Investors”). Pursuant to the Investment Agreement, the Investors have agreed to purchase the Company’s subordinated convertible notes for an aggregate principal amount of $110.0 million (such notes, the “Convertible Notes” and such investments, the “Investments”). The Company incurred debt issuance costs of $9.3 million upon closing of the Convertible Notes. As of March 31, 2024, $4.1 million of debt issuance cost remains due and is included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheet.

The Convertible Notes bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 30 and December 30 of each year, beginning on June 30, 2024. The Company has the option to pay interest on the Convertible Notes in cash or in kind. If the Company elects to pay interest on the Convertible Notes in kind, the principal amount of the Convertible Notes will be increased by the amount of the interest payment, and interest will accrue on such increased principal amount in subsequent interest periods. The Convertible Notes have a ten-year term unless earlier converted.

The holders of the Convertible Notes (the “Holders”) may convert the Convertible Notes (subject to certain exceptions) at an initial conversion rate of 173.9130 shares of Class A Common Stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of $5.75 per share of Class A Common Stock). The Holders may convert their Convertible Notes at their option at any time on or after January 16, 2025. The Holders will also have the right to convert the Convertible Notes prior to January 16, 2025 in the event that the Company undergoes a fundamental change (defined to include change of control, certain mergers of the Company with another company, the sale of all or substantially all of the assets of the Company, and liquidation). The conversion rate is also subject to customary anti-dilution adjustments if certain events occur.

On or after January 16, 2025, the Company may require the Holders to convert the Convertible Notes (subject to certain exceptions), at an initial conversion rate of 173.9130 shares of Class A Common Stock per $1,000 principal amount of Convertible Notes

(equivalent to an initial conversion price of $5.75 per share of Class A Common Stock) at its option, if the VWAP of the Class A Common Stock has been at least 130% of the conversion price then in effect for 30 consecutive trading days, on the immediately succeeding trading day after the last trading day of such 30 day period.

The Convertible Notes may be accelerated upon the occurrence of certain events of default and fundamental change. In the case of an event of default with respect to the Convertible Notes arising from specified events of bankruptcy or insolvency of the Company, 100% of the principal of, and accrued and unpaid interest on, the Convertible Notes will automatically become due and payable. If any other event of default with respect to the Convertible Notes occurs or is continuing (which include customary events of default, including the failure to pay principal or interest when due and the failure to comply with other covenants contained in the Investment Agreement), the Holders of at least 60% in aggregate principal amount of the then outstanding Subordinated Obligations (as defined in the Investment Agreement to include the obligations under the Convertible Notes) may declare the principal amount of the Convertible Notes to be immediately due and payable. In the case of fundamental change as defined in the Investment Agreement prior to the conversion or maturity of the Convertible Notes, the Company is required to repay the Convertible Notes immediately prior to the consummation of such fundamental change in an amount equal to the aggregate principal amount of such Convertible Notes, plus any accrued and unpaid interest thereon.

Other than as described above, there were no new debt issuances or significant changes related to the above listed debt during the three months ended March 31, 2024. See Note 8: Debt to the Company’s Consolidated Financial Statements included in its 2023 Annual Report on Form 10-K for additional information regarding the debt listed above.

6.
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

During the three months ended March 31, 2024 and 2023, there were no Public Warrants or Private Placement Warrants exercised. As of March 31, 2024 and December 31, 2023, there were 11,547,600 Public Warrants and 6,050,000 Private Placement Warrants outstanding, respectively.

As of March 31, 2024 and December 31, 2023, the Company recorded warrant liabilities of $11.7 million and $30.0 million in the unaudited condensed consolidated balance sheets, respectively. For the three months ended March 31, 2024 and 2023, the Company recognized a gain of $18.2 million and a gain of $7.5 million, respectively, on the change in the fair value of the warrant liabilities in the unaudited condensed consolidated statements of operations.

7.
Commitments and Contingencies

Purchase Commitments

As of March 31, 2024, the Company had contractual commitments with third parties of approximately $94.6 million, primarily related to procurement of BB satellite components, R&D programs, capital improvements and future launch payments for Block 2 Bluebird satellite.

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

Delaware Class Action Litigations

Following books and records demands pursuant to 8 Del. C. § 220, two stockholders filed putative class action complaints in the Delaware Court of Chancery against the Company, certain current and former directors of the Company and its predecessor entity and manager, New Providence Acquisition Corp. and New Providence Management LLC, and Abel Avellan, alleging claims of breach of fiduciary duties and aiding and abetting such breaches, relating to the de-SPAC merger. The first of those complaints, Taylor v. Coleman, et al. (C.A. No. 2023-1292), was filed on December 27, 2023, and the second, Drulias v. New Providence Management LLC, et al., was filed on March 29, 2024 (collectively, the “Delaware Stockholder Class Actions”). Both complaints seek equitable relief and unspecified monetary damages. On March 15, 2024, prior to the filing of the Drulias action, Defendants had moved to dismiss the Taylor action. On April 29, 2024, the court entered a stipulation by the parties to both actions to be consolidated under the caption In re AST SpaceMobile, Inc. Stockholders Litigation (C.A. No. 2023-1292), and for the plaintiffs to file a consolidated amended complaint by May 29, 2024. Defendants must respond within 45 days of the filing of the consolidated amended complaint.

Federal Class Action Litigations

A federal putative class action complaint was filed in the Western District of Texas on April 17, 2024 against the Company, Abel Avellan, and Sean Wallace (Klarkowskiv. AST SpaceMobile, Inc. et al. (No. 7:24-cv-00102)), which asserts claims for violations of the federal securities laws, and generally alleges that the Company and individual defendants made materially false and misleading statements relating to the status and timeline of satellite production in November 2023 - April 2024.

8.
Stockholders’ Equity

Class A Common Stock

As of March 31, 2024, there were 138,153,310 shares of Class A Common Stock issued and outstanding. Holders of Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 800,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class B Common Stock

As of March 31, 2024, there were 39,747,447 shares of Class B Common Stock issued and outstanding. Shares of Class B Common Stock were issued to then existing equity holders of AST LLC (other than Abel Avellan, the Company’s Chairman and Chief Executive Officer (“Mr. Avellan”)) at the time of Business Combination and are noneconomic, but entitle the holder to one vote per share. The Company is authorized to issue 200,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.

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

During the three months ended March 31, 2024, the existing equity holders redeemed 10,294,310 AST LLC Common Units into Class A Common Stock and subsequently 10,294,310 Class B Common Stock held by such existing equity holders were cancelled.

Class C Common Stock

As of March 31, 2024, there were 78,163,078 shares of Class C Common Stock issued and outstanding. Shares of Class C Common Stock were issued to Mr. Avellan in connection with the Business Combination and are non-economic, but entitle the holder to the lesser of ten votes per share and the Class C Share Voting Amount, the latter of which is a number of votes per share equal to (1) (x) an amount of votes equal to 88.3% of the total voting power of the outstanding voting stock, minus (y) the total voting power of the outstanding capital stock (other than Class C Common Stock) owned or controlled by Mr. Avellan and his permitted transferees, divided by (2) the number of shares of Class C Common Stock then outstanding (the “Super-Voting Rights”). The Company is authorized to issue 125,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

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

Preferred Stock

As of March 31, 2024, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

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

Each issuance of the Company's Class A Common Stock is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in changes in ownership and reduction in noncontrolling interest. As of March 31, 2024, there were 11,547,600 Public Warrants and 6,050,000 Private Placement Warrants outstanding (see Note 6: Warrant Liabilities for further details), each of which entitles the holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share. Each warrant exercise is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in a change in ownership and reduces the amount recorded as noncontrolling interest and increases additional paid-in capital.

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

As of March 31, 2024 and December 31, 2023, the noncontrolling interest in AST LLC was approximately 46.0% and 58.7%, respectively. The decrease in noncontrolling interest percentage during the three months ended March 31, 2024 was a result of the issuance of Class A Common Stock under the January 2024 Common Stock Offering, redemption of AST LLC Common Units in exchange for Class A Common Stock and the vesting of the Company’s restricted stock units, partially offset by exercise of options to AST LLC Common Units.

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

Under the Common Stock Purchase Agreement, the Company had issued 1,756,993 shares of its Class A Common Stock as of December 31, 2023, aggregating to net proceeds of $13.4 million. The Company did not issue any shares of its Class A Common Stock under the Common Stock Purchase Agreement during the three months ended March 31, 2024. Proceeds from the sale of the Class A Common Stock under the Common Stock Purchase Agreement were and are expected to continue to be used for general corporate purposes.

Equity Distribution Agreement

On September 8, 2022, the Company entered into an Equity Distribution Agreement (the “Sales Agreement” or “At The Market Equity Program”) with Evercore Group L.L.C. and B. Riley Securities, Inc. (collectively, the “agents”) to sell shares of the Class A Common Stock having an aggregate sale price of up to $150.0 million through an “at the market offering” program under which the agents act as sales agents. The sales of the shares made under the Sales Agreement may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The agents sell the Class A Common Stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Under the Sales Agreement, the agents are entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold.

Under the Sales Agreement, the Company had issued 4,225,000 shares of its Class A Common Stock as of December 31, 2023, aggregating to proceeds of $27.2 million, net of commissions paid to the agents and transaction costs. The Company did not issue any shares of its Class A Common Stock under the Sales Agreement during the three months ended March 31, 2024. Proceeds from the sale of the Class A Common Stock under the Sales Agreement were and are expected to continue to be used for general corporate purposes.

January 2024 Common Stock Offering

On January 23, 2024, the Company issued 32,258,064 shares of Class A Common Stock in a public offering and received proceeds of $93.6 million, net of underwriting commissions of $6.0 million and transaction costs of $0.4 million. The Company provided a 30-day option to the underwriting agent to purchase up to an additional 4,838,709 shares of Class A common stock (the “Option Shares”) from the Company on the same terms and conditions. On January 25, 2024 the Option Shares were exercised in full. The offering of the Option Shares closed on January 29, 2024 for proceeds of $14.1 million, net of underwriting commissions of $0.9 million. Proceeds from the sale of the Company’s Class A common stock under the January 2024 Common Stock Offering were and are expected to be used for general corporate purposes.

9.
Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation, measured at the grant date based on the fair value of the award, is typically recognized ratably over the requisite services period, using the straight-line method of expense attribution. The Company recorded stock-based compensation expense in the following categories of its unaudited condensed consolidated statements of operations(in thousands):

	For the Three Months Ended March 31,
	2024	2023
Engineering services	$1,607	$1,392
General and administrative costs	3,326	1,082
Total	$4,933	$2,474

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

As of March 31, 2024, AST LLC was authorized to issue a total of 12,812,959 Incentive Equity Units under a reserve set aside for equity awards. As of March 31, 2024, there were options to acquire 7,433,744 Incentive Equity Units outstanding under the AST LLC Incentive Plan.

The following table summarizes AST LLC’s option activity for the three months ended March 31, 2024:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2023	7,770,421	$1.11	5.76
Granted	-	-
Exercised	(319,033)	0.06
Cancelled or forfeited	(17,644)	0.60
Outstanding as of March 31, 2024	7,433,744	$1.15	5.53
Options exercisable as of March 31, 2024	5,709,500	$1.00	5.37
Vested and expected to vest as of March 31, 2024	6,054,327	$1.30	5.43

The following table summarizes the Company’s unvested option activity for the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	1,809,555	$0.80
Granted	-	-
Vested	(81,685)	1.98
Forfeited	(3,626)	0.60
Unvested as of March 31, 2024	1,724,244	$0.74

The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model. There were no stock options granted during the three months ended March 31, 2024 and 2023.

As of March 31, 2024, total unrecognized compensation expense related to the unvested stock options was $0.9 million, which is expected to be recognized over a weighted average period of 1.30 years.

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

Stock Options

As of March 31, 2024, there were 3,817,605 service-based options outstanding under the 2020 Plan.

The following table summarizes the Company’s option activity under the 2020 Plan for the three months ended March 31, 2024:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2023	3,313,080	$9.27	8.29
Granted	629,000	3.14
Exercised	-	-
Cancelled or forfeited	(124,475)	8.96
Outstanding as of March 31, 2024	3,817,605	$8.28	8.35
Options exercisable as of March 31, 2024	1,734,629	$9.62	7.73
Vested and expected to vest as of March 31, 2024	3,817,605	$8.28	8.35

The following table summarizes the Company’s unvested option activity for the period ended March 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	1,729,909	$3.96
Granted	629,000	1.64
Vested	(230,076)	3.80
Forfeited	(45,857)	3.74
Unvested as of March 31, 2024	2,082,976	$3.29

The weighted-average grant-date fair value per share of stock options granted during the three months ended March 31, 2024 under the 2020 Plan was $1.64. There were no stock options granted during the three months ended March 31, 2023 under the 2020 Plan.

As of March 31, 2024, total unrecognized compensation expense related to the unvested stock options was $6.7 million, which is expected to be recognized over a weighted average period of 2.56 years.

Restricted Stock Units

As of March 31, 2024, there were 3,804,815 restricted stock units outstanding under the 2020 Plan.

The following table summarizes the Company’s unvested restricted stock unit activity for the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	2,879,418	$8.51
Granted	1,401,900	3.27
Vested	(386,503)	8.53
Forfeited	(90,000)	5.08
Unvested as of March 31, 2024	3,804,815	$6.66

As of March 31, 2024, total unrecognized compensation expense related to the unvested restricted stock units was $16.7 million, which is expected to be recognized over a weighted average period of 2.14 years.

SpaceMobile 2020 Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”). The aggregate number of common stock shares that may be issued pursuant to rights granted under the ESPP is 2,000,000 shares. If any right granted under the ESPP shall for any reason terminate without having been exercised, the shares not purchased under such right shall again become available for issuance under the ESPP. As of March 31, 2024, the Company had not issued any awards under this plan.

10.
Income Taxes

The Company, organized as a C corporation, owns an equity interest in AST LLC in what is commonly referred to as an “Up-C” structure. For U.S. federal and state income tax purposes, AST LLC has elected to be treated as a partnership and does not pay any income taxes since its income and losses are included in the returns of the members. The portion of the Company’s taxable income or loss attributable to the noncontrolling interests of AST LLC is taxed directly to such members. Consequently, no provision for income taxes, has been included in the financial statements related to this portion of taxable income. Certain foreign wholly-owned entities are taxed as corporations in the jurisdictions in which they operate, and accruals for such taxes are included in the consolidated financial statements. The Company has operations in India, Scotland, Spain and Israel with tax filings in each foreign jurisdiction.

The consolidated effective tax rate for the three months ended March 31, 2024 and 2023 was (0.74%) and (0.26%), respectively. The difference between the federal statutory tax rate of 21% and the effective tax rate is primarily driven by the Company’s Up-C organizational structure and allocation of AST LLC results to noncontrolling interest holders and the valuation allowance recorded against the Company’s net deferred tax assets.

The Company recorded a net deferred tax asset for the difference between the book value and tax basis of the Company’s investment in AST LLC at the time of the Business Combination. The Company has assessed the realizability of their deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result, the Company has recorded a full valuation allowance against its deferred tax asset resulting from the Business Combination. As of March 31, 2024, there is no valuation allowance recorded against the foreign deferred tax assets as it is more likely than not that the foreign deferred tax assets will be fully realized. The foreign deferred tax assets are subject to foreign exchange risk, which could reduce the amount the Company may ultimately realize.

The Company had no uncertain tax positions as of March 31, 2024 and December 31, 2023.

In conjunction with the Business Combination, the Company also entered into the Tax Receivable Agreement (“TRA”) with AST LLC. Pursuant to the TRA, the Company is required to pay TRA holders (as defined in the TRA) (i) 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) existing tax basis of certain assets of AST LLC and its subsidiaries attributable to the AST LLC Common Units, (B) tax basis adjustments resulting from taxable exchanges of AST LLC Common Units acquired by the Company, (C) tax deductions in respect of portions of certain payments made under the TRA, and (D) certain tax attributes that are acquired directly or indirectly by the Company pursuant to a reorganization transaction. All such payments to the TRA holders (as defined in the TRA) are the obligations of the Company, and not those of AST LLC. As of March 31, 2024, there have been no TRA liabilities recorded.

11.
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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock (in thousands, except share and per share data):

	For the Three Months ended March 31,
	2024	2023
Numerator
Net loss before allocation to noncontrolling interest	$(39,804)	$(45,216)
Net loss attributable to noncontrolling interest	(20,074)	(28,898)
Net loss attributable to common stockholders - basic and diluted	$(19,730)	$(16,318)
Denominator
Weighted-average shares of Class A Common Stock outstanding - basic and diluted	121,447,138	71,845,206
Net loss per share attributable to holders of Class A Common Stock - basic and diluted	$(0.16)	$(0.23)

As of March 31, 2024, the Company excluded from the calculation of diluted earnings per share 39,747,447 shares of Class B Common Stock, 78,163,078 shares of Class C Common Stock, 11,547,600 Public Warrants, 6,050,000 Private Placement Warrants,

and 1,020,125 unvested performance-based restricted stock units as their effect would have been to reduce the net loss per share. Therefore, the weighted-average number of shares of Class A Common Stock outstanding used to calculate both basic and diluted net loss per share of Class A Common Stock is the same.

Shares of the Class B Common Stock and Class C Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock and Class C Common Stock under the two-class method has not been presented.

12.
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

On January 16, 2024, the Company entered into the Investment Agreement with Vodafone, among others. Pursuant to the Investment Agreement, Vodafone agreed to purchase the Company’s Convertible Notes for an aggregate principal amount of $25.0 million. In connection with the Investments, Vodafone Group Services Limited (“Vodafone Group Services”) have entered into letter agreements with AST LLC and the Company (the “Letter Agreements”). The letter agreement between Vodafone Group Services and AST LLC provides, among other things, for an initial revenue commitment of $25.0 million to AST LLC to be paid by Vodafone Group Services over a two and a half year period to be defined in a future definitive agreement for AST LLC to provide connectivity services. Also, Vodafone submitted a purchase order for network equipment from AST LLC to support planned commercial service.

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

Invesat and Antares Technologies

On March 4, 2024, the Company and Invesat LLC (“Invesat”), which is part of the Cisneros Group of Companies, of which Ms. Adriana Cisneros, a member of the Company's Board of Directors, is the Chief Executive Officer, completed a series of transactions (including a Blocker Merger Transaction as defined in the A&R Operating Agreement, the “Antares Transactions”) resulting in the acquisition by Antares Technologies LLC (“Antares”) of 10,445,200 shares of the Company’s Class A Common Stock. As part of the Antares Transactions, Invesat exercised 319,033 AST Incentive Equity Options and 9,932,541 shares of the Company’s Class B Common Stock and 200,000 shares of the Company’s Class A Common Stock previously held by Invesat were cancelled. In addition, the Company received 10,245,200 AST LLC Common Units held by Invesat prior to the Antares Transaction. After giving effect to the Antares Transaction, the separate limited liability company existence of Invesat ceased.

In connection with the Antares Transactions, the Company has agreed to use commercially reasonable efforts to take steps necessary to allow for the amendment and/or assignment of each of the Stockholders’ Agreement and the Registration Rights Agreement, within seventy-five (75) days after the closings of the Antares Transactions, to add an affiliate of Invesat, Antares, and remove Invesat as a party thereto to allow Antares to benefit from all of the rights previously held by Invesat thereunder. In the event that the Registration Rights Agreement and the Stockholders’ Agreement are not amended and/or assigned with such seventy-five (75)-day period, the Company has agreed to enter into a separate letter agreement with Antares which provides Antares with substantially the same rights as those held by Invesat LLC under each of the Registration Rights Agreement and the Stockholders’ Agreement.

13.
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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2023, including our audited consolidated financial statements and related notes contained therein. Unless otherwise indicated, all references to “dollars” and “$” in this Annual Report are to, and all monetary amounts in this Annual Report are presented in, U.S. dollars.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” for the purposes of federal securities laws that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” “plan,” “predict,” “potential,” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part I, Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are building the first and only global Cellular Broadband network in space to be accessible directly by everyday smartphones (2G/4G-LTE/5G devices) for commercial use, and other applications for government use utilizing our extensive intellectual property (“IP”) and patent portfolio. Our SpaceMobile Service is being designed to provide cost-effective, high-speed Cellular Broadband services to end-users who are out of terrestrial cellular coverage using existing mobile devices. The SpaceMobile Service currently is planned to be provided by a constellation of high-powered, large phased-array satellites in Low Earth Orbit (“LEO”) using low band and middle band spectrum controlled by Mobile Network Operators (“MNOs”). We are headquartered in Texas where we operate 185,000 square feet satellite assembly, integrating and testing (“AIT”) facilities. Our IP portfolio is diverse, containing numerous and various innovations of the direct-to-cell satellite ecosystem from space to Earth. Our IP portfolio consists of 36 patent families worldwide. As of March 31, 2024, we had more than 3,350 patent and patent pending claims worldwide, of which approximately 1,050 have been officially granted or allowed.

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

We are leveraging skills, know-how and technological expertise derived from the design and assembly of our BW3 test satellite in the development and assembly of our first generation of commercial BB satellites (“Block 1 BB satellites”). The Block 1 BB satellites are of similar size and weight to the BW3 test satellite, includes our own designed array solar panels and battery systems, and are expected to have ten times higher throughput than the BW3 test satellite. We now have all the parts, including the subsystems from the two suppliers who were previously delayed in meeting their delivery contractual timelines, to complete the assembly, integration, and testing of the five Block 1 BB satellites. We are currently in the advanced stages of assembling and testing the Block 1 BB satellites and estimate to transport the five Block 1 BB satellites from our assembly facilities to the launch site between July and August 2024 with an orbital launch scheduled shortly thereafter. The exact timing of the launch is contingent on a number of factors, including satisfactory and timely completion of assembly, integrating and testing of the satellites, regulatory approvals, confirmation of the launch slot timing by the launch provider, logistics, weather conditions, and other factors, many of which are beyond our control.

The SpaceMobile Service has not been launched and therefore has not yet generated any revenue. Following the launch and deployment of five Block 1 BB satellites, we currently plan to initiate a limited, noncontinuous SpaceMobile Service in targeted geographical areas, including in the United States, and seek to generate revenue from such service. We are expanding our efforts on ground infrastructure development for commercial readiness and integrating our SpaceMobile service into the MNOs’ infrastructure to enable us to initiate commercial services. Prior to initiating such service, we will need to obtain regulatory approvals in each jurisdiction where we would provide such service and would need to enter into commercial agreements with MNOs relating to the offering of such service in each jurisdiction. Beginning in the first quarter of 2024, we have recognized revenue from completion of performance obligations under an agreement with a prime contractor for the U.S. government and expect to continue to recognize revenue throughout 2024 as and when we complete the remaining performance obligations under the agreement. In 2024, we expect to begin generating revenue from the resale of gateway equipment and associated services to MNOs and other third parties. We believe initiation of limited, noncontinuous SpaceMobile Service as well as completing the milestones under the agreement with a prime contractor for the U.S. government will help to demonstrate the advantages of our satellite-based Cellular Broadband service in the market. These market activities will commence while we continue the development and testing of the next generation of BB satellites.

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

We continue to make progress towards the completion of the design and development of our Block 2 BB satellites. We believe we will benefit from the skills, technological expertise, and manufacturing know-how derived from the assembly and testing of our Block 1 BB satellite in the development and assembly of our Block 2 BB satellites. We began the design and development of the Block 2 BB satellites prior to the design and development of Block 1 BB satellites. We have commenced planning and procurement activities to begin the assembly, integration and testing of the Block 2 BB satellites and have entered into agreements and placed orders for procurement of materials required for manufacturing the satellite components, and subsystems required for the assembly of Block 2 BB satellites. We plan to continue to manufacture the satellite components and subsystems for Block 2 BB satellites as soon as the assembly and testing of Block 1 BB satellites are complete. The first Block 2 BB satellite will be based on a FPGA chip. We expect to use the ASIC chip in the subsequent future Block 2 BB satellites, subject to completion of qualification and production of ASIC chips. We have entered into an agreement with a launch service provider to launch the first Block 2 BB satellite. The agreement has a launch window of December 15, 2024 to March 31, 2025. The exact timing of this launch is contingent on a number of factors, including satisfactory and timely completion of the design, assembly and testing of the Block 2 BB satellite, regulatory approvals, availability of launch windows by the launch providers, logistics, and other factors, many of which are beyond our control. We have a contractual right under the launch services agreement to reschedule the date of our dedicated launch, subject to the launch vehicle provider’s launch schedule availability.

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

We plan to achieve service in the selected, targeted geographical areas with the launch and operation of 25 BB satellites and achieve substantial service in all targeted geographical areas to meet our long term business goals with the launch and operation of approximately 95 BB satellites. We anticipate launching and deploying additional satellites beyond the initial 95 satellites in order to enhance coverage and system capacity in response to incremental market demand. Our current plan is subject to numerous uncertainties, many of which are beyond our control, including satisfactory and timely completion of assembly and testing of the satellites, availability of launch windows by the launch providers, our ability to raise capital, proposed orbits and resulting satellite coverage, launch costs, ability to enter into agreements with MNOs, regulatory approvals, and other factors. We may adopt a strategy for commercial launch of the SpaceMobile Service, including the nature and type of services offered and the geographic areas where we may launch such services, that may differ materially from our current plan.

We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. Please refer to Risk Factors contained in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Developments

AT&T Commercial Agreement

On May 10, 2024, pursuant to the terms of the letter agreement dated January 16, 2024 by and among the Company, AST LLC and AT&T Services, Inc. (“AT&T Services”), AST LLC and AT&T Services entered into a space-based wireless connectivity agreement (the “AT&T Commercial Agreement”) for AST LLC to provide, and AT&T Services to purchase access to and utilize our network and satellite services to provide service offerings to AT&T Services’ end users enabled by the satellite services for use within the continental United States (excluding Alaska), Hawaii and Puerto Rico. AT&T Services will pay to AST LLC a percentage of the gross monthly revenue AT&T Services bills to its end users for the services enabled by the satellite services. In addition, AT&T Services will make a non-refundable commercial payment to AST LLC after the launch and successful initial operation of the five Block 1 BB satellites, which will be credited against AST LLC’s future share of gross monthly revenue. The AT&T Commercial Agreement expires on December 31, 2030, subject to auto-renewal for successive two-year periods unless either party terminates in accordance with the terms of the AT&T Commercial Agreement.

Impact of Global Macroeconomic Conditions and Geopolitical Conflicts

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

We operate from multiple locations that include our corporate headquarters and 185,000 square feet AIT facilities in Texas where the final AIT is performed, and engineering and development centers elsewhere in the United States, India, Scotland, Spain and Israel. Our operations in Israel constitute approximately 2% of our total assets as of March 31, 2024 and approximately 11% of total operating expenses for the three months ended March 31, 2024. To date, our operations in Israel have not been materially impacted by the geopolitical conflict in the Middle East. We currently do not expect potential interruptions to our operations in Israel to have a material impact on the Company.

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

Components of Results of Operations

Revenues

To date, we have not generated any revenues from our SpaceMobile Service and do not expect to generate revenue until we launch the SpaceMobile Service. All revenues recognized during the three months ended March 31, 2024 were generated from completion of performance obligations under an agreement with a prime contractor for the U.S. government. We expect to continue to recognize revenue under this agreement throughout 2024 as and when we complete the remaining performance obligations under the agreement. We expect to generate revenue from the resale of gateway equipment and associated services to the MNOs and third parties as and when we complete our performance obligations under the contracts with the customers.

Engineering Services Costs

Engineering services costs are charged to expense as incurred. Engineering services costs consist primarily of the cost of employees and consultants involved in the design and development of the BB satellites and fulfillment of performance obligations under contracts with the customers, managing the network and satellite operations centers, and indirect costs related to the assembly, integration and testing of the BB satellites, license cost, and general expenses related to AIT facilities and engineering development centers.

General and Administrative Costs

General and administrative costs include the costs of insurance, cost of non-engineering personnel and personnel related expenses, software licensing and subscriptions, office and facilities expenses, investor relations, and professional services, including public relations, accounting and legal fees.

Research and Development Costs

R&D costs are charged to expense as incurred. R&D costs consist principally of development activities in which we typically engage third-party vendors and are largely driven by the achievement of milestones that trigger payments and costs of materials and supplies consumed in the R&D activities. R&D costs are expected to fluctuate quarter over quarter depending on achievement of milestones.

Depreciation and Amortization

Depreciation and amortization expense includes depreciation expense related to property and equipment including the BW3 test satellite, as well as definite lived intangible assets. We began depreciating the BW3 test satellite as of April 25, 2023 over its expected remaining useful life of approximately 16 months. We expect the BW3 test satellite to be fully depreciated by August 2024.

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

Interest (Expense) Income, Net

Interest (expense) income, net consists of interest expense and amortization of debt issuance costs associated with our debt arrangements, net of interest earned on cash and cash equivalents held in interest bearing demand deposit accounts.

Other (Expense) Income, Net

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

Noncontrolling Interest

Noncontrolling interest primarily represents the equity interest in AST LLC held by members other than us. As of March 31, 2024, noncontrolling interest in AST LLC was approximately 46.0%. We attribute a portion of net income or loss generated at AST LLC to the noncontrolling interest based on their ownership interests.

Results of Operations

We report our results of operations under one operating segment. The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in thousands) and the discussion that follows compares the three months ended March 31, 2024 to the three months ended March 31, 2023.

	For the Three months ended March 31,
	(unaudited)
	2024	2023	$ Change	% Change
Revenues	$500	$-	$500	100%

Operating expenses:
Engineering services costs	19,511	16,483	3,028	18
General and administrative costs	12,287	9,857	2,430	25
Research and development costs	4,257	16,381	(12,124)	(74)
Depreciation and amortization	19,945	1,733	18,212	1,051
Total operating expenses	56,000	44,454	11,546	26

Other income (expense):
Gain on remeasurement of warrant liabilities	18,214	7,498	10,716	143
Interest (expense) income, net	(2,222)	2,093	(4,315)	(206)
Other (expense) income, net	(2)	(10,237)	10,235	100
Total other income (expense), net	15,990	(646)	16,636	(2,575)

Loss before income tax expense	(39,510)	(45,100)	5,590	(12)
Income tax expense	(294)	(116)	(178)	(153)
Net loss before allocation to noncontrolling interest	(39,804)	(45,216)	5,412	(12)

Net loss attributable to noncontrolling interest	(20,074)	(28,898)	8,824	31
Net loss attributable to common stockholders	$(19,730)	$(16,318)	$(3,412)	(21)%

Revenues

Revenues for the three months ended March 31, 2024 were attributable to completion of performance obligations under an agreement with a prime contractor for a U.S. government contract, which was entered into in the first quarter of 2024. We had no such agreements in the three months ended March 31, 2023.

Engineering Services Costs

Total engineering services costs increased by $3.0 million, or 18%, to $19.5 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily attributable to an increase of $2.4 million in AIT facilities and engineering development centers costs including managing mission operations and ground infrastructure, an increase of $0.4 million in travel expenses, and an increase of $0.2 million in payroll and employee related costs.

General and Administrative Costs

Total general and administrative costs increased by $2.4 million, or 25%, to $12.3 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily driven by an increase in stock-based compensation expense.

Research and Development Costs

Total R&D costs decreased by $12.1 million, or 74% to $4.3 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease in R&D costs were driven by a decrease in R&D costs related to Block 2 BB satellites as design and development of several sub systems were completed in 2023, completion of design and development for Block 1 BB satellites, and completion of the design phase of ASIC chip.

Depreciation and Amortization

Total depreciation and amortization expense increased by $18.2 million, or 1051%, to $19.9 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily due to depreciation of the BW3 test satellite which did not commence until April 25, 2023, the date on which we determined that BW3 had met its intended use.

Changes in Fair Value of Warrant Liabilities

Decrease in fair value of warrant liabilities resulted in a gain of $18.2 million for the three months ended March 31, 2024 as compared to the gain of $7.5 million for the three months ended March 31, 2023.

Interest (Expense) Income, Net

Total interest (expense) income, net was ($2.2) million for the three months ended March 31, 2024 as compared to $2.1 million for the three months ended March 31, 2023. The increase in interest expense, net by $4.3 million was driven by an increase of $4.4 million in interest expense and amortization of debt issuance costs incurred in connection with our debt arrangements, partially offset by an increase of $0.1 million in interest income earned on cash and cash equivalents held in interest bearing demand deposit accounts.

Other (Expense) Income, Net

Total other expense, net was less than $0.1 million for the three months ended March 31, 2024, as compared to $10.2 million for the three months ended March 31, 2023. The decrease was primarily due to a nonrecurring $10.0 million payment due to a related party recognized in the first quarter of 2023, and a decrease of $0.2 million of foreign exchange loss.

Income Tax Expense

The provision for income taxes was $0.3 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. The consolidated effective tax rate for the three months ended March 31, 2024 and March 31, 2023 was (0.74)% and (0.26)%, respectively. Refer to Note 10: Income Taxes in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

Net Loss attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $20.1 million for the three months ended March 31, 2024 as compared to $28.9 million in the three months ended March 31, 2023. This decrease in net loss correlates with the decrease in net loss generated at AST LLC given the noncontrolling interest represents a portion of such net loss.

Liquidity and Capital Resources

Our current sources of liquidity are cash and cash equivalents on hand and access to the equity program currently in place, which consists of an ATM Equity Program (as defined herein). As of March 31, 2024, we had $212.4 million of cash and cash equivalents on hand, which included $2.5 million of restricted cash, which reflects proceeds of the issuance of the Convertible Notes and the January 2024 Common Stock Offering. We believe our cash and cash equivalents on hand, together with our ability to raise capital through access to the ATM Equity Program, will be sufficient to meet our current working capital needs, planned operating expenses and capital expenditures for a period of 12 months from the date of this Quarterly Report on Form 10-Q.

The design, assembly, integration, testing and launch of satellites and related ground infrastructure is capital intensive. We currently estimate the capital expenditure, primarily direct materials and launch costs, required for the assembly, integration, testing and launch of the five Block 1 BB satellites to be approximately $115.0 million, and we have paid over 95% of this expenditure as of the date of this Quarterly Report on Form 10-Q.

We believe we need to launch and operate 25 BB satellites (five Block 1 BB satellites and 20 Block 2 BB satellites) in order to provide coverage to the most commercially attractive MNO markets. In addition to the cash and cash equivalents we had on hand as of March 31, 2024, we currently estimate we will need to raise approximately $350.0 million to $400.0 million to fund operating expenses and capital expenditures necessary to design, assemble and launch 20 Block 2 BB satellites and operate a constellation of 25 BB satellites.

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

We plan to raise additional capital through the issuance of equity, equity-linked or debt securities (secured or unsecured), secured or unsecured loans or other debt facilities, and credit from government or financial institutions or commercial partners, including through our existing ATM Equity Program. We also intend to seek to draw the remaining available credit under the Senior Secured Credit Facility. Our ability to access the capital markets during this period of volatility may require us to modify our current expectations. There can be no assurance that additional funds will be available to us on favorable terms or at all. If we cannot raise additional funds when needed in the future, our financial condition, results of operations, business and prospects may be materially and adversely affected.

Commitments

In January 2024, we entered into the Investment Agreement (as defined herein) to issue subordinated convertible notes in the amount of $110.0 million. The Convertible Notes bear interest at a rate of 5.50% per year, payable semi-annually in arrears beginning on June 30, 2024, in cash or in kind at our option. The Convertible Notes have a ten-year term unless earlier converted into Class A Common Stock at the option of the holder or us in accordance with the terms of the Investment Agreement. During the three months ended March 31, 2024, there were no material changes in the contractual minimum principal and interest payments required on all of our outstanding debt, other than above, and operating leases described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

As of March 31, 2024, we had contractual commitments with third parties in the aggregate amount of $94.6 million related to the procurement of BB satellite components, R&D programs, capital improvements, and future launch payments for Block 2 BB satellite. We expect these commitments will continue to increase as we make progress to assemble, integrate and test Block 2 BB satellites, and enter into launch agreements for the launch of Block 2 BB satellites.

Common Stock Purchase Agreement

On May 6, 2022, we entered into the Common Stock Purchase Agreement (the “Common Stock Purchase Agreement” or “Equity Line of Credit”) with B. Riley Principal Capital, LLC (“B. Riley”) to sell, at our sole discretion, to B. Riley up to $75.0 million of shares of our Class A Common Stock at 97% of the volume weighted average price ("VWAP") of the Class A Common Stock calculated in accordance with the Common Stock Purchase Agreement, over a period of 24 months subject to certain limitations and conditions contained in the Common Stock Purchase Agreement. Sales and timing of any sales of Class A Common Stock are solely at our election, and we are under no obligation to sell any securities to B. Riley under the Common Stock Purchase Agreement. Proceeds from the sale of our Class A Common Stock under the Common Stock Purchase Agreement were used for general corporate purposes. This agreement will expire on August 1, 2024, unless terminated earlier pursuant to the terms of the Common Stock Purchase Agreement. We do not intend to renew the Common Stock Purchase Agreement thereafter.

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

Term Loan

In December 2021, concurrent with the purchase of real property and equipment in Midland, Texas, our wholly-owned subsidiary, AST & Science Texas, LLC (“AST Texas”), entered into a credit agreement with Lone Star State Bank of West Texas (the “Term Loan Credit Agreement”) providing for a $5.0 million term loan secured by the property. Borrowings under the term loan bear interest at a fixed rate equal to 4.20% per annum until December 7, 2026, and from December 8, 2026 until December 8, 2028 at a fixed rate per annum equal to 4.20% plus adjustment if the index rate as defined in the Term Loan Credit Agreement is greater than 4.20%, subject to a maximum interest rate of 4.90% per annum. Refer to Note 5: Long-Term Debt in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

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

Convertible Security Investment Agreement

On January 16, 2024, we entered into a Convertible Security Investment Agreement (the “Investment Agreement”) with AT&T Venture Investments, LLC (“AT&T”), Google LLC (“Google”) and Vodafone Ventures Limited (“Vodafone”, and together, the “Investors”) to issue subordinated convertible notes for an aggregate principal amount of $110.0 million (such notes, the “Convertible Notes” and such investments, the “Investments”) to the Investors. The Convertible Notes bear interest at a rate of 5.50% per year, payable semi-annually in arrears beginning on June 30, 2024, in cash or in kind at our option. We intend to elect to pay the contractual interest amount in kind. The Convertible Notes have a ten-year term unless earlier converted. The net proceeds are expected to be used for general corporate purposes.

The holders of the Convertible Notes (the “Holders”) may at their option convert the Convertible Notes (subject to certain exceptions) at any time on or after January 16, 2025 at an initial conversion rate of 173.9130 shares of Class A Common Stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of $5.75 per share of Class A Common Stock). On or after January 16, 2025, we also have an option to require the Holders to convert the Convertible Notes (subject to certain exceptions) at the same initial conversion rate of 173.9130 shares of Class A Common Stock per $1,000 principal amount of Convertible Notes if the VWAP of the Class A Common Stock has been at least 130% of the conversion price then in effect for 30 consecutive trading days, on the immediately succeeding trading day after the last trading day of such 30 day period. The Convertible Notes may be accelerated upon the occurrence of certain events of default and fundamental change.

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

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2024 and 2023 (in thousands) (unaudited):

	For the Three Months ended March 31,
	(unaudited)
	2024	2023
Cash, cash equivalents and restricted cash	$212,440	$185,696
Cash used in operating activities	(48,122)	(37,733)
Cash used in investing activities	(39,568)	(15,388)
Cash provided by financing activities	212,180	36

Operating activities

Cash used in operating activities was $48.1 million for the three months ended March 31, 2024 as compared to cash used in operating activities of $37.7 million for the three months ended March 31, 2023. The $10.4 million increase in cash used in operating activities was attributable to an increase of $26.7 million in working capital offset by an decrease of $16.3 million in expenses to support operations during the three months ended March 31, 2024.

Investing activities

Cash used in investing activities was $39.6 million for the three months ended March 31, 2024, as compared to cash used in investing activities of $15.4 million for the three months ended March 31, 2023. The $24.2 million increase in cash used in investing activities was attributable to an increase in purchases of property and equipment, including procurement of BB satellite materials.

Financing activities

Cash provided by financing activities was $212.2 million and less than $0.1 million during the three months ended March 31, 2024 and 2023, respectively. Cash provided by financing activities for the three months ended March 31, 2024 was primarily related to the $104.8 million in net proceeds from the issuance of Convertible Notes and $107.7 million in net proceeds from the sale of Class A Common Stock under the January 2024 Common Stock Offering.

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

Funding Requirements

We believe our existing cash and cash equivalents on hand and access to the ATM Equity Program will be sufficient to meet anticipated cash requirements for the next 12 months from the date hereof. However, our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend capital resources sooner than we expect.

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

If we raise funds through commercial agreements, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies and/or future revenue streams, or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Also, our ability to raise necessary financing could be impacted by recent geopolitical events, higher interest rates and inflationary economic conditions and their effects on the market conditions. If we are unable to raise additional funds through equity offerings, or debt financings or commercial arrangements when needed, we may be required to delay, limit, reduce or terminate our commercialization efforts or grant rights to develop and market other services even if we would otherwise prefer to develop and market these services ourselves or potentially discontinue operations.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our unaudited condensed consolidated financial statements. For a discussion of our critical accounting policies, see “Critical Accounting Policies” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of March 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated. In the opinion of management, there was not at least a reasonable possibility we may have incurred a material loss, or a material loss in excess of any recorded accrual, with respect to loss contingencies. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in a reporting period for amounts in excess of management’s expectations, our consolidated financial statements for that reporting period could be materially adversely affected. Refer to Note 7: Commitments and Contingencies in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

Delaware Class Action Litigations

Following books and records demands pursuant to 8 Del. C. § 220, two stockholders filed putative class action complaints in the Delaware Court of Chancery against the Company, certain current and former directors of the Company and its predecessor entity and manager, New Providence Acquisition Corp. and New Providence Management LLC, and Abel Avellan, alleging claims of breach of fiduciary duties and aiding and abetting such breaches, relating to the de-SPAC merger. The first of those complaints, Taylor v. Coleman, et al. (C.A. No. 2023-1292), was filed on December 27, 2023, and the second, Drulias v. New Providence Management LLC, et al., was filed on March 29, 2024 (collectively, the “Delaware Stockholder Class Actions”). Both complaints seek equitable relief and unspecified monetary damages. On March 15, 2024, prior to the filing of the Drulias action, Defendants had moved to dismiss the Taylor action. On April 29, 2024, the court entered a stipulation by the parties to both actions to be consolidated under the caption In re AST SpaceMobile, Inc. Stockholders Litigation (C.A. No. 2023-1292), and for the plaintiffs to file a consolidated amended complaint by May 29, 2024. Defendants must respond within 45 days of the filing of the consolidated amended complaint.

Federal Class Action Litigations

A federal putative class action complaint was filed in the Western District of Texas on April 17, 2024 against the Company, Abel Avellan, and Sean Wallace (Klarkowskiv. AST SpaceMobile, Inc. et al. (No. 7:24-cv-00102)), which asserts claims for violations of the federal securities laws, and generally alleges that the Company and individual defendants made materially false and misleading statements relating to the status and timeline of satellite production in November 2023 - April 2024.

Item 1A. Risk Factors.

As of March 31, 2024, there have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 16, 2024, we entered into the Investment Agreement with AT&T, Google and Vodafone to issue the Convertible Notes for an aggregate principal amount of $110.0 million to the Investors. The Convertible Notes bear interest at a rate of 5.50% per year, payable semi-annually in arrears beginning on June 30, 2024, in cash or in kind at our option. We intend to elect to pay the contractual interest amount in kind. The Convertible Notes have a ten-year term unless earlier converted. The net proceeds are expected to be used for general corporate purposes.

The holders of the Convertible Notes (the “Holders”) may at their option convert the Convertible Notes (subject to certain exceptions) at any time on or after January 16, 2025 at an initial conversion rate of 173.9130 shares of Class A Common Stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of $5.75 per share of Class A Common Stock). On or after January 16, 2025, we also have an option to require the Holders to convert the Convertible Notes (subject to certain exceptions) at the same initial conversion rate of 173.9130 shares of Class A Common Stock per $1,000 principal amount of Convertible Notes if the VWAP of the Class A Common Stock has been at least 130% of the conversion price then in effect for 30 consecutive trading days, on the immediately succeeding trading day after the last trading day of such 30 day period. The Convertible Notes may be accelerated upon the occurrence of certain events of default and fundamental change.

The Convertible Notes were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

In the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

10.1†

Employment Agreement, dated as of May 1, 2024, by and between AST SpaceMobile, Inc., AST & Science, LLC and Andrew M. Johnson (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2024).

10.2

Convertible Security Investment Agreement, dated as of January 16, 2024, by and among AST SpaceMobile, Inc. and the parties named therein (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 18, 2024).

10.3	Form of Investor and Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 18, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Management contract or compensatory plan or arrangement

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AST SPACEMOBILE, INC.

Date: May 15, 2024	By:	/s/ Abel Avellan
	Name:	Abel Avellan
	Title:	Chairman and Chief Executive Officer
Principal Executive Officer

Date: May 15, 2024	By:	/s/ Sean R. Wallace
	Name:	Sean R. Wallace
	Title:	Chief Financial Officer
Principal Financial Officer