Form 10-Q
period 2024-06-30
AST SpaceMobile, Inc.
filed 2024-08-14
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024 there were 151,483,906 shares of Class A common stock, $0.0001 per value, 39,747,447 shares of Class B common stock, $0.0001 par value, and 78,163,078 shares of Class C common stock, $0.0001 par value, issued and outstanding.

AST SPACEMOBILE, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	As of
	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$285,085	$85,622
Restricted cash	2,482	2,475
Prepaid expenses	7,359	4,591
Other current assets	20,233	14,194
Total current assets	315,159	106,882

Non-current assets:
Property and equipment, net	248,162	238,478
Operating lease right-of-use assets, net	12,344	13,221
Other non-current assets	3,972	2,311
TOTAL ASSETS	$579,637	$360,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,175	$20,575
Accrued expenses and other current liabilities	13,653	23,926
Contract liabilities	21,780	-
Current operating lease liabilities	1,517	1,468
Current portion of long-term debt	258	252
Total current liabilities	49,383	46,221

Non-current liabilities:
Warrant liabilities	77,886	29,960
Non-current operating lease liabilities	10,952	11,900
Long-term debt, net	199,546	59,252
Total liabilities	337,767	147,333

Commitments and contingencies (Note 7)

Stockholders' Equity:
Class A Common Stock, $.0001 par value; 800,000,000 shares authorized; 148,751,110 and 90,161,309 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	15	9
Class B Common Stock, $.0001 par value; 200,000,000 shares authorized; 39,747,447 and 50,041,757 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	4	5
Class C Common Stock, $.0001 par value; 125,000,000 shares authorized; 78,163,078 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	8	8
Additional paid-in capital	427,096	288,404
Accumulated other comprehensive income	52	227
Accumulated deficit	(281,942)	(189,662)
Noncontrolling interest	96,637	114,568
Total stockholders' equity	241,870	213,559

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$579,637	$360,892

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$900	$-	$1,400	$-

Operating expenses:
Engineering services costs	21,202	22,813	40,719	39,296
General and administrative costs	17,839	10,221	30,126	20,078
Research and development costs	4,460	10,921	8,711	27,302
Depreciation and amortization	20,392	14,115	40,336	15,848
Total operating expenses	63,893	58,070	119,892	102,524

Other income (expense):
(Loss) gain on remeasurement of warrant liabilities	(66,140)	6,475	(47,926)	13,973
Interest (expense) income, net	(2,238)	1,724	(4,460)	3,816
Other income (expense), net	252	(507)	250	(10,743)
Total other income (expense), net	(68,126)	7,692	(52,136)	7,046

Loss before income tax (expense) benefit	(131,119)	(50,378)	(170,628)	(95,478)
Income tax (expense) benefit	(231)	789	(526)	673
Net loss before allocation to noncontrolling interest	(131,350)	(49,589)	(171,154)	(94,805)

Net loss attributable to noncontrolling interest	(58,800)	(31,181)	(78,874)	(60,079)
Net loss attributable to common stockholders	$(72,550)	$(18,408)	$(92,280)	$(34,726)
Net loss per share attributable to holders of Class A Common Stock
Basic and diluted	$(0.51)	$(0.24)	$(0.70)	$(0.47)
Weighted-average shares of Class A Common Stock outstanding
Basic and diluted	141,185,500	75,640,650	131,316,319	73,753,412

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Net loss before allocation to noncontrolling interest	$(131,350)	$(49,589)	$(171,154)	$(94,805)
Other comprehensive loss
Foreign currency translation adjustments	(123)	(40)	(339)	(168)
Total other comprehensive loss	(123)	(40)	(339)	(168)
Total comprehensive loss before allocation to noncontrolling interest	(131,473)	(49,629)	(171,493)	(94,973)
Comprehensive loss attributable to noncontrolling interest	(58,854)	(31,196)	(79,038)	(60,176)
Comprehensive loss attributable to common stockholders	$(72,619)	$(18,433)	$(92,455)	$(34,797)

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share data)

Three Months Ended June 30, 2024
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance, March 31, 2024	138,153,310	$14	39,747,447	$4	78,163,078	$8	$373,773	$121	$(209,392)	$121,317	$285,845
Stock-based compensation	-	-	-	-	-	-	3,938	-	-	4,936	8,874
Issuance of common stock, net of issuance costs	9,725,157	1	-	-	-	-	49,397	-	-	30,047	79,445
Issuance of equity under employee stock plan	6,044	-	-	-	-	-	95	-	-	10	105
Vesting of restricted stock units	533,244	-	-	-	-	-	(572)	-	-	(354)	(926)
Redemption of AST LLC Common Units for Class A Common Stock	333,355	-	-	-	-	-	465	-	-	(465)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	(69)	-	(54)	(123)
Net loss	-	-	-	-	-	-	-	-	(72,550)	(58,800)	(131,350)
Balance, June 30, 2024	148,751,110	$15	39,747,447	$4	78,163,078	$8	$427,096	$52	$(281,942)	$96,637	$241,870

Six Months Ended June 30, 2024
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance, December 31, 2023	90,161,309	$9	50,041,757	$5	78,163,078	$8	$288,404	$227	$(189,662)	$114,568	$213,559
Stock-based compensation	-	-	-	-	-	-	8,713	-	-	5,094	13,807
Issuance of common stock, net of issuance costs	46,821,930	5	-	-	-	-	118,948	-	-	68,179	187,132
Issuance of equity under employee stock plan	6,044	-	-	-	-	-	95	-	-	10	105
Vesting of restricted stock units	821,503	-	-	-	-	-	(693)	-	-	(547)	(1,240)
Redemption of AST LLC Common Units for Class A Common Stock	10,940,324	1	(10,294,310)	(1)	-	-	11,629	-	-	(11,629)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	(175)	-	(164)	(339)
Net loss	-	-	-	-	-	-	-	-	(92,280)	(78,874)	(171,154)
Balance, June 30, 2024	148,751,110	$15	39,747,447	$4	78,163,078	$8	$427,096	$52	$(281,942)	$96,637	$241,870

Three Months Ended June 30, 2023
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance, March 31, 2023	71,877,559	$7	50,041,757	$5	78,163,078	$8	$236,886	$183	$(118,419)	$198,259	$316,929
Stock-based compensation	-	-	-	-	-	-	5,366	-	-	166	5,532
Issuance of common stock, net of issuance costs	13,929,297	1	-	-	-	-	36,725	-	-	26,841	63,567
Issuance of equity under employee stock plan	3,230,351	1	-	-	-	-	4,217	-	-	(4,134)	84
Vesting of restricted stock units	367,212	-	-	-	-	-	(325)	-	-	(281)	(606)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(25)	-	(15)	(40)
Net loss	-	-	-	-	-	-	-	-	(18,408)	(31,181)	(49,589)
Balance, June 30, 2023	89,404,419	$9	50,041,757	$5	78,163,078	$8	$282,869	$158	$(136,827)	$189,655	$335,877

Six Months Ended June 30, 2023
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	71,819,926	$7	50,041,757	$5	78,163,078	$8	$235,384	$229	$(102,101)	$226,294	$359,826
Stock-based compensation	-	-	-	-	-	-	7,673	-	-	333	8,006
Issuance of common stock, net of issuance costs	13,929,297	1	-	-	-	-	36,725	-	-	26,841	63,567
Issuance of equity under employee stock plan	3,230,351	1	-	-	-	-	3,416	-	-	(3,237)	180
Vesting of restricted stock units	424,845	-	-	-	-	-	(329)	-	-	(400)	(729)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(71)	-	(97)	(168)
Net loss	-	-	-	-	-	-	-	-	(34,726)	(60,079)	(94,805)
Balance, June 30, 2023	89,404,419	$9	50,041,757	$5	78,163,078	$8	$282,869	$158	$(136,827)	$189,655	$335,877

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss before allocation to noncontrolling interest	$(171,154)	$(94,805)
Adjustments to reconcile net loss before noncontrolling interest to cash used in operating activities:
Depreciation and amortization	40,336	15,848
Amortization of debt issuance costs	1,901	-
Loss on disposal of property and equipment	2,221	-
Loss (gain) on remeasurement of warrant liabilities	47,926	(13,973)
Stock-based compensation	13,807	8,006
Paid-in-kind ("PIK") interest expense	2,959	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(10,128)	(15,547)
Accounts payable and accrued expenses	(14,873)	(4,112)
Operating lease right-of-use assets and operating lease liabilities	(21)	35
Contract liabilities	21,780	-
Other assets and liabilities	972	16,559
Net cash used in operating activities	(64,274)	(87,989)

Cash flows from investing activities:
Purchase of property and equipment	(61,770)	(22,972)
Net cash used in investing activities	(61,770)	(22,972)

Cash flows from financing activities:
Proceeds from debt	145,000	-
Repayments of debt	(124)	(120)
Payments for debt issuance costs	(5,162)	-
Proceeds from issuance of common stock	189,921	64,284
Payments for equity issuance costs	(2,757)	(717)
Issuance of equity under employee stock plan	105	180
Employee taxes paid for stock-based compensation awards	(1,240)	-
Net cash provided by financing activities	325,743	63,627

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(229)	(451)

Net increase (decrease) in cash, cash equivalents and restricted cash	199,470	(47,785)
Cash, cash equivalents and restricted cash, beginning of period	88,097	239,256
Cash, cash equivalents and restricted cash, end of period	$287,567	$191,471

Supplemental disclosure of cash flow information:
Non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$6,510
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$8,073	$852
PIK interest paid through issuance of PIK notes	2,959	-
Cash paid for:
Interest	$4,422	$105
Income taxes, net	902	370

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

1.
Organization and Nature of Operations

AST SpaceMobile, Inc., collectively with its subsidiaries (“SpaceMobile” or the “Company”), is currently designing and developing the constellation of BlueBird (“BB”) satellites in advance of launching its planned space-based Cellular Broadband network distributed through a constellation of Low Earth Orbit (“LEO”) satellites. Once deployed and operational, the BB satellites are designed to provide connectivity directly to off-the-shelf and unmodified devices at broadband speeds (the “SpaceMobile Service”). At that point, the Company intends to offer the SpaceMobile Service to cellular subscribers and others through wholesale commercial agreements with cellular service providers. The Company is headquartered in Texas where it operates 185,000 square feet satellite assembly, integrating and testing (“AIT”) facilities. The Company’s intellectual property (“IP”) portfolio is diverse, containing numerous and various innovations of the direct-to-cell satellite ecosystem from space to Earth. The Company’s IP portfolio consists of 36 patent families worldwide. As of June 30, 2024, the Company has more than 3,400 patent and patent pending claims worldwide, of which approximately 1,240 have been officially granted or allowed.

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

On April 6, 2021, the Company completed a business combination (the “Business Combination”) with AST & Science, LLC (“AST LLC”). Following the consummation of the Business Combination, the combined company was organized in an “Up-C” structure in which the business is operated by AST LLC and its subsidiaries and in which the Company's only direct assets consist of equity interests in AST LLC. As the managing member of AST LLC, the Company has full discretion to manage and control the business of AST LLC and to take all action it deems necessary to accomplish the purposes of AST LLC. The Company’s Class A Common Stock and publicly issued warrants (“Public Warrants”) are listed on the Nasdaq Capital Market under the symbols “ASTS” and “ASTSW”, respectively.

The Company operates from multiple locations that include its corporate headquarters and 185,000 square feet AIT facilities in Texas where the final AIT is performed, and engineering and development centers elsewhere in the United States, and in India, Scotland, Spain, and Israel.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company, AST LLC, and its subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation. Certain comparative amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments

(consisting only of normal and recurring adjustments) necessary to fairly state the unaudited condensed consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on historical experience when available and on other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, useful lives assigned to property and equipment, the fair values of warrant liabilities, potential impairment of long-lived assets, and equity-based compensation expense. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates due to risks and uncertainties, including the continued uncertainty surrounding rapidly changing market and economic conditions due to geopolitical conflicts, and macroeconomic conditions including changes in inflation and interest rates.

The Company’s significant accounting policies are described in Note 2: Summary of Significant Accounting Policies of the 2023 Annual Report on Form 10-K, and there have been no significant changes in these significant accounting policies as compared to those described therein.

Revenue Recognition

Revenue generated from sales of goods and services is recognized when a customer obtains control of promised goods or services in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company recognizes revenue for services provided over time as customers simultaneously receive and consume the benefits provided by the Company’s performance. For performance obligations that do not meet the criteria for over time recognition, the Company recognizes revenue upon transfer of control of the performance obligation to the customer. The Company defers revenue and recognizes contract liabilities in the event the performance obligations are not satisfied for which compensation has been received.

To date, the Company has not generated any revenues from its SpaceMobile Service or from the resale of gateway equipment and associated services to mobile network operators and other third parties. During the three months and six months ended June 30, 2024, the Company recognized $0.9 million and $1.4 million of revenue from performance obligations completed to date under an agreement with a prime contractor for a U.S. Government contract.

As of June 30, 2024, $21.8 million of contract liabilities were recorded for advance payments received but associated performance obligations not yet satisfied related to the Company’s SpaceMobile Service and resale of gateway equipment and associated services to customers. There were no contract liabilities or contract assets as of December 31, 2023.

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

3.
Fair Value Measurement

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$259,430	$-	$-
Total assets measured at fair value	$259,430	$-	$-

Liabilities:
Public warrant liability	$53,598	$-	$-
Private placement warrant liability	-	24,288	-
Total liabilities measured at fair value	$53,598	$24,288	$-

	As of December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$69,661	$-	$-
Total assets measured at fair value	$69,661	$-	$-

Liabilities:
Public warrant liability	$18,707	$-	$-
Private placement warrant liability	-	11,253	-
Total liabilities measured at fair value	$18,707	$11,253	$-

As of June 30, 2024 and December 31, 2023, the Company had $287.6 million and $88.1 million of cash and cash equivalents and restricted cash, respectively, of which $259.4 million and $69.7 million, respectively, is classified as cash equivalents, which consists principally of short-term money market funds with original maturities of 90 days or less. As of June 30, 2024 and December 31, 2023, restricted cash of $2.5 million represents a deposit into an interest reserve escrow account for the senior secured credit facility, and a deposit against the bank guaranty issued to the landlord for lease of a property. For certain instruments, including cash, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

Warrant liabilities are comprised of both Public Warrants and private placement warrants (“Private Placement Warrants”), exercisable for shares of Class A Common Stock. Warrant liabilities are described in detail at Note 6: Warrant Liabilities. As of June 30, 2024 and December 31, 2023, the Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ASTSW”.

The Private Placement Warrants are valued using a Black-Scholes-Merton Model. As of June 30, 2024 and December 31, 2023, the Private Placement Warrants are classified as Level 2 as the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. For this reason, the Company determined that the volatility of each Private Placement Warrant is equivalent to that of each Public Warrant.

The Company’s Black-Scholes-Merton model to value Private Placement Warrants required the use of the following subjective assumption inputs:

•
As of June 30, 2024, the risk-free rate assumption was based on the one- and two-year U.S. Treasury rates as the estimated time to expire was 1.77 years compared to an estimated time to expire of 2.26 years as of December 31, 2023 based on the two- and three year U.S. Treasury rates. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
•
The expected volatility assumption was based on the implied volatility of the Company’s Public Warrants, which as of June 30, 2024 and December 31, 2023 was 78.0% and 80.4%, respectively.

4.
Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Land	$1,350	$1,350
Buildings	15,208	14,555
Leasehold improvements	9,071	9,111
Satellite in orbit	92,464	92,464
Lab, assembly, and integration equipment	37,317	31,957
Satellite antenna	7,219	7,188
Computer hardware and software	14,434	11,112
Other	1,395	1,230
Construction in progress
Satellite materials, satellites under construction, and advance launch payments	164,436	125,428
Other	4,596	5,256
Total property and equipment, gross	$347,490	$299,651
Accumulated depreciation and amortization	(99,328)	(61,173)
Total property and equipment, net	$248,162	$238,478

Depreciation expense for the six months ended June 30, 2024 and 2023 was approximately $40.3 million and $15.8 million, respectively. Depreciation expense for the three months ended June 30, 2024 and 2023 was approximately $20.4 million and $14.1 million, respectively.

5.
Long-Term Debt

Long-term debt consists of the following, (in thousands):

	As of
	June 30, 2024	December 31, 2023
Convertible notes	$147,959	$-
Senior secured credit facility(1)	52,023	52,023
Capital equipment loan	15,000	15,000
Term loan	4,634	4,758
Total debt	$219,616	$71,781
Less: current portion of long-term debt	(258)	(252)
Less: unamortized debt issuance costs(1)	(19,812)	(12,277)
Long-term debt, net of issuance costs	$199,546	$59,252
(1)
Includes estimated exit fee of $3.5 million due at maturity.

As of June 30, 2024, the aggregate fair value of the Company’s debt was $379.0 million, which included the fair value of the Company’s convertible notes of $310.8 million. As of December 31, 2023, the aggregate fair value of the Company’s debt was $68.7 million. The fair value of the convertible notes has been determined based on a lattice-based binomial model using significant inputs derived from, or corroborated by, observable market data (Level 2 inputs). The fair value of remaining debt has been determined under the discounted cash flow method using significant inputs derived from, or corroborated by, observable market data (Level 2 inputs).

Debt issuance costs are comprised of costs incurred in connection with debt issuance and are presented in the consolidated balance sheets as a deduction to the carrying amount of the debt and amortized using the effective interest method to interest expense over the term of the debt. During the three and six months ended June 30, 2024, the Company recognized $4.9 million and $9.3 million, respectively, of interest expense related to the debt noted above. The interest expense included amortization of debt issuance costs of $1.0 million and $1.9 million for the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2023, the Company recognized approximately $0.1 million in interest expense in each period. Interest expense is included in interest (expense) income, net in the accompanying unaudited condensed consolidated statements of operations.

As of June 30, 2024, the Company was in compliance with all debt covenants requirements.

Convertible Notes

Pursuant to the Convertible Security Investment Agreement (the “Investment Agreement”) which the Company entered into with certain investors, the Company issued subordinated convertible notes (the “Convertible Notes”) for an aggregate principal amount of $110.0 million on January 16, 2024 to AT&T Venture Investments, LLC (“AT&T”), Google LLC (“Google”) and Vodafone Ventures Limited (“Vodafone”), and for an aggregate principal amount of $35.0 million on May 23, 2024 to Verizon Communications, Inc. (“Verizon”). The Company incurred debt issuance costs of $9.3 million upon closing of the Convertible Notes. As of June 30, 2024, $4.3 million of debt issuance cost remains due and is included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheet.

The Convertible Notes bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 30 and December 30 of each year, beginning on June 30, 2024. The Company has the option to pay interest on the Convertible Notes in cash or in kind. The Company has elected to pay interest on the Convertible Notes in kind on June 30, 2024, resulting in the principal amount of the Convertible Notes being increased by approximately $3.0 million. Interest will accrue on such increased principal amount in subsequent interest periods. The AT&T, Google and Vodafone Convertible Notes have a 10-year term unless earlier converted and the Verizon Convertible Notes have a 9 years and 9 months term unless earlier converted.

The holders of the Convertible Notes (the “Holders”) may convert the Convertible Notes (subject to certain exceptions) at an initial conversion rate of 173.9130 shares of Class A Common Stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of $5.75 per share of Class A Common Stock). The Holders may convert their Convertible Notes at their option at any time 12 months after date of issuance (“Conversion Date”), which is on or after January 16, 2025. The Holders will also have the right to convert the Convertible Notes prior to the Conversion Date in the event that the Company undergoes a fundamental change (defined to include change of control, certain mergers of the Company with another company, the sale of all or substantially all of the assets of the Company, and liquidation). The conversion rate is also subject to customary anti-dilution adjustments if certain events occur.

On or after the Conversion Date, the Company may require the Holders to convert the Convertible Notes (subject to certain exceptions), at an initial conversion rate of 173.9130 shares of Class A Common Stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of $5.75 per share of Class A Common Stock) at its option, if the VWAP of the Class A Common Stock has been at least 130% of the conversion price then in effect for 30 consecutive trading days, on the immediately succeeding trading day after the last trading day of such 30 day period.

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

Other than as described above, there were no new debt issuances or significant changes related to the above listed debt during the six months ended June 30, 2024. See Note 8: Debt to the Company’s Consolidated Financial Statements included in its 2023 Annual Report on Form 10-K for additional information regarding the debt listed above.

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

During the six months ended June 30, 2024 and 2023, no Public Warrants were exercised. During the six months ended June 30, 2024, 1,123,437 Private Placement Warrants were converted to Public Warrants. There were no Private Placement Warrants converted to Public Warrants during the six months ended June 30, 2023. At June 30, 2024, there were 12,671,037 Public Warrants and 4,926,563 Private Placement Warrants outstanding. At December 31, 2023, there were 11,547,600 Public Warrants and 6,050,000 Private Placement Warrants outstanding.

As of June 30, 2024 and December 31, 2023, the Company recorded warrant liabilities of $77.9 million and $30.0 million in the unaudited condensed consolidated balance sheets, respectively. For the three and six months ended June 30, 2024, the Company recognized a loss of $66.1 million and $47.9 million, respectively, on the change in the fair value of the warrant liabilities in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2023, the Company recognized a gain of $6.5 million and $14.0 million, respectively, on the change in the fair value of the warrant liabilities in the unaudited condensed consolidated statements of operations.

7.
Commitments and Contingencies

Purchase Commitments

As of June 30, 2024, the Company had contractual commitments with third parties of approximately $100.5 million, primarily related to procurement of BB satellite components, R&D programs, capital improvements and future launch payments for Block 2 Bluebird satellite.

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

Delaware Class Action Litigations

Following books and records demands pursuant to 8 Del. C. § 220, two stockholders filed putative class action complaints in the Delaware Court of Chancery against the Company, certain current and former directors and officers of the Company and its predecessor entity and manager, New Providence Acquisition Corp. and New Providence Management LLC, and Abel Avellan, alleging claims of breach of fiduciary duties, aiding and abetting such breaches, and unjust enrichment, relating to the de-SPAC merger. The first of those complaints, Taylor v. Coleman, et al. (C.A. No. 2023-1292), was filed on December 27, 2023, and the second, Drulias v. New Providence Management LLC, et al., was filed on March 29, 2024 (collectively, the “Delaware Stockholder Class Actions”). On March 15, 2024, prior to the filing of the Drulias action, the defendants had moved to dismiss the Taylor action. On April 29, 2024, the court entered a stipulation by the parties to both actions to be consolidated under the caption In re AST SpaceMobile, Inc. Stockholders Litigation (C.A. No. 2023-1292), and for the plaintiffs to file a consolidated amended complaint by May 29, 2024. Plaintiffs filed a consolidated complaint on May 29, 2024, which asserts the same claims and seeks the same damages—equitable relief and unspecified monetary damages. On July 15, 2024, the defendants moved to dismiss the consolidated complaint.

Federal Class Action Litigations

The Company and certain of its current executive officers have been named as defendants in a putative stockholder class action lawsuit pending in the United States District Court for the Western District of Texas. The action is styled Klarkowski v. AST SpaceMobile, Inc., No. 7:24-cv-00102-DC-RCG (W.D. Tex.) (the “Securities Class Action”). The complaint in the Securities Class Action, which was filed on April 17, 2024, alleges that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions relating to the status and timeline of satellite production, and that the current executive officers named as defendants are control persons under Section 20(a) of the Exchange Act. The complaint is filed on behalf of shareholders who purchased shares of the Company’s common stock between November 14, 2023 and April 1, 2024 (“Class Period”), and seeks monetary damages on behalf of the purported class. On July 9, 2024, the Court appointed a Lead Plaintiff for the putative class and approved his choice of Lead Counsel. The deadline for Lead Plaintiff to file his consolidated amended complaint is September 9, 2024, and the deadline for defendants to move to dismiss, answer, or otherwise respond to the consolidated amended complaint is November 8, 2024.

The Company has been named as a nominal defendant and certain of its current and former executive officers and directors have been named as defendants in a derivative lawsuit pending in the United States District Court for the Western District of Texas. The action is styled Hanna v. Avellan, et al., No. 7:24-cv-00171-DC-RCG (W.D. Tex.) (the “Derivative Action”). The complaint in the Derivative Action, which was filed on July 23, 2024, asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and violations of the Exchange Act against all defendants and claims for contribution under the federal securities laws against certain of the defendants. The deadline for the defendants to move to dismiss, answer, or otherwise respond to the complaint in the Derivative Action is September 30, 2024.

8.
Stockholders’ Equity

Class A Common Stock

As of June 30, 2024, there were 148,751,110 shares of Class A Common Stock issued and outstanding. Holders of Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 800,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class B Common Stock

As of June 30, 2024, there were 39,747,447 shares of Class B Common Stock issued and outstanding. Shares of Class B Common Stock were issued to then existing equity holders of AST LLC (other than Abel Avellan, the Company’s Chairman and Chief Executive Officer (“Mr. Avellan”)) at the time of Business Combination and are noneconomic, but entitle the holder to one vote per share. The Company is authorized to issue 200,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.

The existing equity holders of AST LLC (other than Mr. Avellan) at the time of Business Combination own economic interests in AST LLC which are redeemable into either shares of Class A Common Stock on a one-for-one basis or cash at the option of the Redemption Election Committee. Upon redemption of the AST LLC Common Units by the existing equity holders (other than Mr. Avellan), a corresponding number of shares of Class B Common Stock held by such existing equity holders will be cancelled. During the six months ended June 30, 2024, the existing equity holders redeemed 10,294,310 AST LLC Common Units into Class A Common Stock and subsequently 10,294,310 Class B Common Stock held by such existing equity holders were cancelled.

Class C Common Stock

As of June 30, 2024, there were 78,163,078 shares of Class C Common Stock issued and outstanding. Shares of Class C Common Stock were issued to Mr. Avellan in connection with the Business Combination and are non-economic, but entitle the holder to the lesser of 10 votes per share and the Class C Share Voting Amount, the latter of which is a number of votes per share equal to (1) (x) an amount of votes equal to 88.3% of the total voting power of the outstanding voting stock, minus (y) the total voting power of the outstanding capital stock (other than Class C Common Stock) owned or controlled by Mr. Avellan and his permitted transferees, divided by (2) the number of shares of Class C Common Stock then outstanding (the “Super-Voting Rights”). The Company is authorized to issue 125,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

Mr. Avellan owns economic interests in AST LLC which are redeemable into either shares of Class A Common Stock on a one-for-one basis or cash at the option of the Redemption Election Committee. Upon redemption of the AST LLC Common Units by Mr. Avellan, a corresponding number of shares of Class C Common Stock held by Mr. Avellan will be cancelled. Correspondingly, the Super-Voting Rights associated with the shares of Class C Common Stock cancelled will be terminated. During the six months ended June 30, 2024, Mr. Avellan did not redeem any AST LLC Common Units.

Preferred Stock

At June 30, 2024 there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

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

Each issuance of the Company's Class A Common Stock is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in changes in ownership and reduction in noncontrolling interest. As of June 30, 2024, there were 12,671,037 Public Warrants and 4,926,563 Private Placement Warrants outstanding (see Note 6: Warrant Liabilities for further details), each of which entitles the holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share. Each warrant exercise is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in a change in ownership and reduces the amount recorded as noncontrolling interest and increases additional paid-in capital.

In addition, the Fifth Amended and Restated Limited Liability Company Operating Agreement of AST LLC permits the noncontrolling interest holders of AST LLC Common Units to exchange AST LLC Common Units, together with related shares of the Class B Common Stock or Class C Common Stock, for shares of the Class A Common Stock on a one-for-one basis or, at the election of the Company, for cash (a “Cash Exchange”). A Cash Exchange is limited to the amount of net proceeds from the issuance and sale of Class A Common Stock. Future redemptions or direct exchanges of AST LLC Common Units by the noncontrolling interest holders will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. Certain members of AST LLC also hold incentive stock options that are subject to service or performance conditions (see Note 9: Stock-Based Compensation for further details), that are exercisable for AST LLC Common Units which will simultaneously be redeemed for Class A Common Stock. The exercise of the options results in a change in ownership and decreases the amount recorded as noncontrolling interest and increases additional paid-in capital.

The Company grants service-based and performance-based restricted stock units and service-based options that are exercisable for Class A Common Stock under the 2020 Incentive Award Plan (see Note 9: Stock-Based Compensation for further details). The vesting of the restricted stock units and the exercise of the options result in a change in ownership and decrease the amount recorded as noncontrolling interest and increase additional paid-in capital.

As of June 30, 2024 and December 31, 2023, the noncontrolling interest in AST LLC was approximately 44.2% and 58.7%, respectively. The decrease in noncontrolling interest percentage during the six months ended June 30, 2024 was a result of the issuance of Class A Common Stock under the January 2024 Common Stock Offering and the Equity Distribution Agreement, the redemption of AST LLC Common Units in exchange for Class A Common Stock, the exercise of options for Class A Common Stock, and the vesting of the Company’s restricted stock units.

Common Stock Purchase Agreement

On May 6, 2022, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (collectively referred to as the “Common Stock Purchase Agreement”) with B. Riley Principal Capital, LLC (“B. Riley”). Pursuant to the Common Stock Purchase Agreement, the Company had the right, in its sole discretion, to sell to B. Riley up to $75.0 million of shares of the Class A Common Stock at 97% of the volume weighted average price (“VWAP”) of the Class A Common Stock calculated in accordance with the Common Stock Purchase Agreement, over a period of 24 months subject to certain limitations and conditions contained in the Common Stock Purchase Agreement. Sales and timing of any sales of Class A Common Stock were solely at the election of the Company, and the Company was under no obligation to sell any securities to B. Riley under the Common Stock Purchase Agreement.

Under the Common Stock Purchase Agreement, the Company had issued 1,756,993 shares of its Class A Common Stock as of December 31, 2023, aggregating to net proceeds of $13.4 million. The Company did not issue any shares of its Class A Common Stock under the Common Stock Purchase Agreement during the six months ended June 30, 2024. Proceeds from the sale of the Class A Common Stock under the Common Stock Purchase Agreement were used for general corporate purposes. The Common Stock Purchase Agreement expired on August 1, 2024.

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

Under the Sales Agreement, the Company had issued 4,225,000 shares of its Class A Common Stock as of December 31, 2023, aggregating to proceeds of $27.2 million, net of commissions paid to the agents and transaction costs. The Company issued an additional 9,725,157 shares of its Class A Common Stock (including 653,903 shares settled on July 1, 2024) under the Sales Agreement during the three and six months ended June 30, 2024, and received proceeds of $79.4 million, net of commissions paid to the agents and transaction costs for the shares settled during the three and six months ended June 30, 2024. Proceeds from the sale of the Class A Common Stock under the Sales Agreement were and are expected to continue to be used for general corporate purposes.

January 2024 Common Stock Offering

On January 23, 2024, the Company issued 32,258,064 shares of Class A Common Stock in a public offering and received proceeds of $93.6 million, net of underwriting commissions of $6.0 million and transaction costs of $0.4 million. The Company provided a 30-day option to the underwriting agent to purchase up to an additional 4,838,709 shares of Class A Common Stock (the “Option Shares”) from us on the same terms and conditions. On January 25, 2024, the Option Shares were exercised in full. The offering of the Option Shares closed on January 29, 2024 for proceeds of $14.1 million, net of underwriting commissions of $0.9 million. Proceeds from the sale of our Class A Common Stock under the January 2024 Common Stock Offering were used for general corporate purposes.

9.
Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation, measured at the grant date based on the fair value of the award, is typically recognized ratably over the requisite services period, using the straight-line method of expense attribution. The Company recorded stock-based compensation expense in the following categories of its unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Engineering services costs	$2,032	$4,458	$3,639	$5,850
General and administrative costs	6,842	1,074	10,168	2,156
Total	$8,874	$5,532	$13,807	$8,006

The Company estimates the fair value of the stock option awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected volatility of the Company's stock, (ii) the expected term of the award, (iii) the risk-free interest rate, and (iv) any expected dividends. Due to the lack of company-specific historical and implied volatility data, the Company based the estimate of expected volatility on the estimated and expected volatilities of a representative group of publicly traded companies. For these analyses, the Company selects companies with comparable characteristics including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of the Company’s stock price becomes available. For awards that qualify as “plain-vanilla” options, the Company estimates the expected life of the employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company elects to account for forfeitures as they occur rather than apply an estimated forfeiture rate to stock-based compensation expense.

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

As of June 30, 2024, AST LLC was authorized to issue a total of 12,812,959 Incentive Equity Units under a reserve set aside for equity awards. As of June 30, 2024, there were options to acquire 7,103,410 Incentive Equity Units outstanding under the AST LLC Incentive Plan.

The following table summarizes AST LLC’s option activity for the six months ended June 30, 2024:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2023	7,770,421	$1.11	5.76
Granted	-	-
Exercised	(652,388)	0.11
Cancelled or forfeited	(14,623)	7.67
Outstanding at June 30, 2024	7,103,410	$1.18	5.26
Options exercisable as of June 30, 2024	5,974,864	$1.07	5.17
Vested and expected to vest at June 30, 2024	6,231,544	$1.29	5.21

The following table summarizes the AST LLC’s unvested option activity for the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	1,809,555	$0.80
Granted	-	-
Vested	(666,386)	7.63
Forfeited	(14,623)	3.20
Unvested at June 30, 2024	1,128,546	$0.81

There were no stock options granted during the six months ended June 30, 2024 and 2023.

As of June 30, 2024, total unrecognized compensation expense related to the unvested stock options was $0.7 million, which is expected to be recognized over a weighted average period of 1.10 years.

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

Stock Options

As of June 30, 2024, there were 4,059,043 service-based options outstanding under the 2020 Plan.

The following table summarizes the Company’s option activity under the 2020 Plan for the six months ended June 30, 2024:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2023	3,313,080	$9.27	8.29
Granted	999,500	5.04
Exercised	(6,044)	8.94
Cancelled or forfeited	(247,493)	8.95
Outstanding as of June 30, 2024	4,059,043	$8.26	8.26
Options exercisable as of June 30, 2024	1,918,290	$9.41	7.43
Vested and expected to vest as of June 30, 2024	4,059,043	$8.26	8.26

The following table summarizes the Company’s unvested option activity for the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	1,729,909	$3.96
Granted	999,500	2.66
Vested	(459,973)	3.71
Forfeited	(128,683)	3.71
Unvested at June 30, 2024	2,140,753	$3.42

The weighted-average grant-date fair value per share of stock options granted during the six months ended June 30, 2024 and 2023 under the 2020 Plan was $2.66 and $2.53, respectively.

As of June 30, 2024, total unrecognized compensation expense related to the unvested stock options was $7.1 million, which is expected to be recognized over a weighted average period of 2.61 years.

Restricted Stock Units

As of June 30, 2024, there were 3,368,859 restricted stock units outstanding under the 2020 Plan.

The following table summarizes the Company’s unvested restricted stock unit activity for the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	2,879,418	$8.51
Granted	1,919,799	4.52
Vested	(1,045,983)	7.02
Forfeited	(384,375)	6.11
Unvested at June 30, 2024	3,368,859	$6.97

As of June 30, 2024, total unrecognized compensation expense related to the unvested restricted stock units was $16.4 million, which is expected to be recognized over a weighted average period of 2.31 years.

SpaceMobile 2020 Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”). The aggregate number of common stock shares that may be issued pursuant to rights granted under the ESPP is 2,000,000 shares. If any right granted under the ESPP terminates for any reason without having been exercised, the shares not purchased under such right become available again for issuance under the ESPP. As of June 30, 2024, the Company had not issued any awards under this plan.

10.
Income Taxes

The Company, organized as a C corporation, owns an equity interest in AST LLC in what is commonly referred to as an “Up-C” structure. For U.S. federal and state income tax purposes, AST LLC has elected to be treated as a partnership and does not pay any income taxes since its income and losses are included in the returns of the members. The portion of the Company’s taxable income or loss attributable to the noncontrolling interests of AST LLC is taxed directly to such members. Consequently, no provision for income taxes has been included in the financial statements related to this portion of taxable income. Certain foreign wholly-owned entities are taxed as corporations in the jurisdictions in which they operate, and accruals for such taxes are included in the consolidated financial statements. The Company has operations in India, Scotland, Spain, and Israel, with tax filings in each foreign jurisdiction.

The consolidated effective tax rate for the three and six months ended June 30, 2024 was (0.18)% and (0.31)%, respectively, and the consolidated effective tax rate for the three and six months ended June 30, 2023 was 1.57% and 0.70%, respectively. The difference between the federal statutory tax rate of 21% and the effective tax rate is primarily driven by the Company’s Up-C organizational structure and allocation of AST LLC results to noncontrolling interest holders and the valuation allowance recorded against the Company’s net deferred tax assets.

The Company recorded a net deferred tax asset for the difference between the book value and tax basis of the Company’s investment in AST LLC at the time of the Business Combination. The Company has assessed the realizability of their deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result, the Company has recorded a full valuation allowance against its deferred tax asset resulting from the Business Combination. As of June 30, 2024, there is no valuation allowance recorded against the foreign deferred tax assets as it is more likely than not that the foreign deferred tax assets will be fully realized. The foreign deferred tax assets are subject to foreign exchange risk, which could reduce the amount the Company may ultimately realize.

The Company had no uncertain tax positions as of June 30, 2024 and December 31, 2023.

In conjunction with the Business Combination, the Company also entered into the Tax Receivable Agreement (“TRA”) with AST LLC. Pursuant to the TRA, the Company is required to pay TRA holders (as defined in the TRA) (i) 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) existing tax basis of certain assets of AST LLC and its subsidiaries attributable to the AST LLC Common Units, (B) tax basis adjustments resulting from taxable exchanges of AST LLC Common Units acquired by the Company, (C) tax deductions in respect of portions of certain payments made under the TRA, and (D) certain tax attributes that are acquired directly or indirectly by the Company pursuant to a reorganization transaction. All such payments to the TRA holders (as defined in the TRA) are the obligations of the Company, and not those of AST LLC. As of June 30, 2024, there have been no TRA liabilities recorded.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock (in thousands, except share and per share data):

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Numerator
Net loss before allocation to noncontrolling interest	$(131,350)	$(171,154)
Net loss attributable to noncontrolling interest	(58,800)	(78,874)
Net loss attributable to common stockholders - basic and diluted	$(72,550)	$(92,280)
Denominator
Weighted-average shares of Class A Common Stock outstanding - basic and diluted	141,185,500	131,316,319
Net loss per share attributable to holders of Class A Common Stock - basic and diluted	$(0.51)	$(0.70)

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Numerator
Net loss before allocation to noncontrolling interest	$(49,589)	$(94,805)
Net loss attributable to noncontrolling interest	(31,181)	(60,079)
Net loss attributable to common stockholders - basic and diluted	$(18,408)	$(34,726)
Denominator
Weighted-average shares of Class A Common Stock outstanding - basic and diluted	75,640,650	73,753,412
Net loss per share attributable to holders of Class A Common Stock - basic and diluted	$(0.24)	$(0.47)

As of June 30, 2024, the Company excluded from the calculation of diluted earnings per share 39,747,447 shares of Class B Common Stock, 78,163,078 shares of Class C Common Stock, 12,671,037 Public Warrants, 4,926,563 Private Placement Warrants, 862,625 unvested performance-based restricted stock units, and 25,732,053 shares of Class A Common Stock issuable upon conversion of the Convertible Notes (on an as-converted basis) as their effect would have been to reduce the net loss per share. Therefore, the weighted-average number of shares of Class A Common Stock outstanding used to calculate both basic and diluted net loss per share of Class A Common Stock is the same.

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

On January 16, 2024, the Company entered into the Investment Agreement with Vodafone, among others. Pursuant to the Investment Agreement, Vodafone purchased the Company’s Convertible Notes for an aggregate principal amount of $25.0 million. In connection with the investment, Vodafone Group Services Limited (“Vodafone Group Services”) entered into a letter agreement with AST LLC and the Company (the “Letter Agreement”). The Letter Agreement between Vodafone Group Services and AST LLC provides, among other things, for an initial revenue commitment of $25.0 million to AST LLC to be paid by Vodafone Group Services over a two and a half year period to be defined in a future definitive agreement for AST LLC to provide connectivity services. Also, Vodafone submitted a purchase order for network equipment from AST LLC to support planned commercial service.

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

Invesat and Antares Technologies

On March 4, 2024, the Company and Invesat LLC (“Invesat”), which is part of the Cisneros Group of Companies, of which Ms. Adriana Cisneros, a member of the Company's Board of Directors, is the Chief Executive Officer, completed a series of transactions (including a Blocker Merger Transaction as defined in the A&R Operating Agreement, the “Antares Transactions”) resulting in the acquisition by Antares Technologies LLC (“Antares”) of 10,445,200 shares of the Company’s Class A Common Stock. As part of the Antares

Transactions, Invesat exercised 319,033 AST Incentive Equity Options and 9,932,541 shares of the Company’s Class B Common Stock and 200,000 shares of the Company’s Class A Common Stock previously held by Invesat were cancelled. In addition, the Company received 10,245,200 AST LLC Common Units held by Invesat prior to the Antares Transactions. After giving effect to the Antares Transactions, the separate limited liability company existence of Invesat ceased.

In connection with the Antares Transactions, the Stockholders’ Agreement and the Registration Rights Agreement were amended to add an affiliate of Invesat, Antares, and remove Invesat as a party thereto to allow Antares to benefit from all of the rights previously held by Invesat thereunder. Antares has the right to designate one individual to our Board. Currently, Antares has designated Ms. Adriana Cisneros as a director.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report and with our Annual Report on Form 10-K for the year ended December 31, 2023, including our audited consolidated financial statements and related notes contained therein. Unless otherwise indicated, all references to “dollars” and “$” in this Quarterly Report are to, and all monetary amounts in this Quarterly Report are presented in, U.S. dollars.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” for the purposes of federal securities laws that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “plan,” “predict,” “potential,” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in, or implied by, the forward-looking statements, please refer to Part I, Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are building the first and only global Cellular Broadband network in space to be accessible directly by everyday smartphones (2G/4G-LTE/5G devices) for commercial use, and other applications for government use utilizing our extensive intellectual property (“IP”) and patent portfolio. Our SpaceMobile Service is being designed to provide cost-effective, high-speed Cellular Broadband services to end-users who are out of terrestrial cellular coverage using existing mobile devices. The SpaceMobile Service currently is planned to be provided by a constellation of high-powered, large phased-array satellites in Low Earth Orbit (“LEO”) using low band and middle band spectrum controlled by Mobile Network Operators (“MNOs”). We are headquartered in Texas where we operate 185,000 square feet satellite assembly, integrating and testing (“AIT”) facilities. Our IP portfolio is diverse, containing numerous and various innovations of the direct-to-cell satellite ecosystem from space to Earth. Our IP portfolio consists of 36 patent families worldwide. As of June 30, 2024, we had more than 3,400 patent and patent pending claims worldwide, of which approximately 1,240 have been officially granted or allowed.

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

We launched our BlueWalker 3 (“BW3”) test satellite on September 10, 2022, and announced the completion of the deployment of the communication phased array antenna of the BW3 test satellite in orbit on November 14, 2022. On April 25, 2023, we announced that we had successfully completed two-way voice calls directly to standard unmodified smartphones using the BW3 test satellite. On June 21, 2023, we announced that we had achieved repeated successful 4G download speeds of above 10 megabits per second (“Mbps”) to standard unmodified smartphones using the BW3 test satellite. On September 19, 2023, we announced that we had achieved repeated successful two-way voice calls directly to standard unmodified smartphones using 5G connectivity and successful download speeds of approximately 14 Mbps utilizing 5 megahertz (“Mhz”) of low band spectrum via the BW3 test satellite. Since then, we have achieved successful download speeds above 21 Mbps, spectral efficiency of approximately 3 bits per hertz, and have also successfully completed initial in-orbit and ground testing for non-communication government applications. We intend to continue testing capabilities of the BW3 test satellite, including further testing with cellular service providers and the government.

In July 2024, we completed the final assembly, integration and testing of five of our first generation commercial BB satellites (“Block 1 BB satellites”). The Block 1 BB satellites are of similar size and weight to the BW3 test satellite, include our own designed array solar panels and battery systems, and are expected to have ten times higher throughput than the BW3 test satellite. The five Block 1 BB satellites are currently at the launch site awaiting an orbital launch in a 7-day launch window in September 2024. The exact timing of the launch is contingent on a number of factors, including satisfactory and timely completion of integration of the satellites with the launch vehicle, confirmation of the launch slot timing by the launch provider, weather conditions, and other factors, many of which are beyond our control.

The SpaceMobile Service has not been launched and therefore has not yet generated any revenue. Following the launch and deployment of five Block 1 BB satellites, we currently plan to initiate a limited, noncontinuous SpaceMobile Service in targeted geographical areas, including in the United States, and seek to generate revenue from such service. Prior to initiating SpaceMobile Service in each jurisdiction, we will need to obtain regulatory approvals in each jurisdiction where we would provide such service and would need to enter into commercial agreements with MNOs relating to the offering of such service in each jurisdiction. We have received an initial license from the United States Federal Communications Commission (“FCC”) to launch and operate V, S and UHF frequencies to support gateway, feeder link and telemetry, tracking, and control operations for the first five Block 1 BB satellites in the United States. We have entered into a space-based wireless connectivity agreement with AT&T Services, Inc. (“AT&T Services”) to provide SpaceMobile Service to AT&T Services’ end users for use within the continental United States (excluding Alaska) and Hawaii. We also plan to enter into similar commercial agreements with Verizon in the United States. Before we begin providing full commercial SpaceMobile Service in the United States, we will need to obtain additional approvals from the FCC. We are expanding our efforts on ground infrastructure development for commercial readiness and integrating our SpaceMobile Service into the MNOs’ infrastructure to enable us to initiate commercial services.

Beginning in the first quarter of 2024, we have recognized revenue from completion of performance obligations under an agreement with a prime contractor for the U.S. Government and expect to continue to recognize revenue throughout 2024 as and when we complete the remaining performance obligations under the agreement. In 2024, we expect to begin generating revenue from the resale of gateway equipment and associated services to MNOs and other third parties. We believe initiation of limited, noncontinuous SpaceMobile Service, as well as completing the milestones under the agreement with a prime contractor for the U.S. Government, will help to demonstrate the advantages of our satellite-based Cellular Broadband service in the market. These market activities will commence while we continue the development and testing of the next generation of commercial BB satellites.

Our next generation of commercial BB satellites (“Block 2 BB satellites”) are expected to derive greater performance through the introduction of our own AST5000 Application Specific Integrated Circuit (“ASIC”) chip, which we believe will enable materially greater throughput capacity of up to 40 MHz per beam to support 120 Mbps peak data rates and up to 10,000 MHz of processing bandwidth per Block 2 BB satellite, require less power and offer a lower overall unit cost. As of the date of this report, we have completed the design and tape-out of our ASIC chip. Until the qualification and assembly of our ASIC chip is complete, we expect to continue to manufacture and launch Block 2 BB satellites that are based on a FPGA (“Field Programmable Gate Arrays”) chip. The Block 2 BB satellites are expected to be approximately 2,400 square feet in size, almost 3.5 times bigger than the Block 1 BB satellites, and will have the largest phased array ever deployed in a LEO for commercial use exceeding the phased array of the BW3 test satellite and the Block 1 BB satellites. We believe the larger aperture array is expected to provide greater spectrum reuse, enhanced signal strength and increased capacity, thereby reducing the necessary number of satellites to achieve service coverage as compared to smaller apertures.

We continue to make progress towards the completion of the design and development of our Block 2 BB satellites. We believe we will benefit from the skills, technological expertise, and manufacturing know-how derived from the assembly and testing of our Block 1 BB satellite in the development and assembly of our Block 2 BB satellites. We are vertically integrated for manufacturing of satellite components and subsystems to reduce our dependency on suppliers, ensure timely supply of satellite components and subsystems to meet our launch timeline, and lower the overall cost of BB satellites. We own or license the IP and control the manufacturing process, either internally or with contract manufacturers, for approximately 95% of the sub-systems planned to be used in our Block 2 BB satellites. We began the design and development of the Block 2 BB satellites prior to the design and development of Block 1 BB satellites. We have secured agreements and placed orders for procurement of components and subsystems required for manufacturing of Block 2 BB satellites. We have commenced manufacturing the components and subsystems for Block 2 BB satellites. We have entered into an agreement with a launch service provider to launch the first Block 2 BB satellite. While the agreement has a preliminary launch window in the first quarter of 2025, the agreement allows us to alter the launch window, at our option and at no additional cost, subject to the launch vehicle provider’s launch schedule availability. The exact timing of the launch has not been determined and is contingent on a number of factors, including satisfactory and timely completion of the design, assembly and testing of the Block 2 BB satellite, regulatory approvals, availability of launch windows by the launch providers, logistics, and other factors, many of which are beyond our control.

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

We plan to achieve service in the selected, targeted geographical areas with the launch and operation of 25 BB satellites and achieve substantial service in all targeted geographical areas to meet our long term business goals with the launch and operation of approximately 95 BB satellites. We anticipate launching and deploying additional satellites beyond the initial 95 satellites in order to enhance coverage and system capacity in response to incremental market demand. Our current plan is subject to numerous uncertainties, many of which are beyond our control, including timely supply of materials and components, satisfactory and timely completion of design, assembly and testing of the satellites, availability of launch vehicles aligned with our timeline, availability of launch windows by the launch providers, proposed orbits and resulting satellite coverage, launch costs, ability to enter into agreements with MNOs, regulatory approvals, our ability to raise capital, and other factors. We may adopt a strategy for commercial launch of the SpaceMobile Service, including the nature and type of services offered and the geographic areas where we may launch such services, that may differ materially from our current plan.

We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. Please refer to Risk Factors contained in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Developments

Verizon Investment and Memorandum of Understanding

On May 23, 2024, we and Verizon Communications, Inc. (“Verizon”) entered into a Convertible Note and Memorandum of Understanding for an investment and commercial prepayment commitment totaling $100.0 million (the “Verizon Investment”). In connection with the Verizon Investment, Verizon purchased Convertible Notes (as described below) for an aggregate principal amount of $35.0 million, made an initial $20.0 million commercial payment that is creditable against future service revenue of AST & Science LLC (“AST LLC”), and will make a second $45.0 million commercial payment when we receive certain regulatory approvals for our SpaceMobile Service and enter into a definitive commercial agreement with Verizon. The second commercial payment will be creditable against future service revenue of AST LLC.

AT&T Commercial Agreement

On May 10, 2024, AST LLC and AT&T Services entered into a space-based wireless connectivity agreement (the “AT&T Commercial Agreement”) for AST LLC to provide, and AT&T Services to purchase access to and utilize our network and satellite services to provide service offerings to AT&T Services’ end users enabled by the satellite services for use within the continental United States (excluding Alaska) and Hawaii. AT&T Services will pay to AST LLC a percentage of the gross monthly revenue AT&T Services bills to its end users for the services enabled by the satellite services. In addition, AT&T Services will make a non-refundable commercial payment to AST LLC after the launch and successful initial operation of the five Block 1 BB satellites, which will be credited against AST LLC’s future share of gross monthly revenue. The AT&T Commercial Agreement expires on December 31, 2030, subject to auto-renewal for successive two-year periods unless either party terminates in accordance with the terms of the AT&T Commercial Agreement.

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

Changes in the prices of satellite materials due to inflation, supply chain challenges, and other macroeconomic factors, as well as changes in the launch costs, may affect our capital costs estimates to build and launch the satellite constellation and adversely affect our financial condition. The extent of impact of these factors on our business will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. To date, these factors have not had a material impact to our technology development efforts or results of our operations. However, if macroeconomic conditions deteriorate or there are unforeseen developments, our results of operations and financial condition may be adversely affected.

We operate from multiple locations that include our corporate headquarters and 185,000 square feet AIT facilities in Texas where the final AIT is performed, and engineering and development centers elsewhere in the United States, India, Scotland, Spain and Israel. Our operations in Israel constitute approximately 2% of our total assets as of June 30, 2024 and approximately 9% and 10%, respectively, of total operating expenses for the three and six months ended June 30, 2024. To date, our operations in Israel have not been materially impacted by the geopolitical conflict in the Middle East. We currently do not expect potential interruptions to our operations in Israel to have a material impact on the Company.

Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to execute on our strategy. We believe that our future results of operations could differ materially from the historical results of operations as we launch the five Block 1 BB satellites and initiate the limited, noncontinuous SpaceMobile Service in certain targeted geographical areas, fulfill our obligations under an agreement with a prime contractor of a U.S. Government contract, complete the tape-out and qualification of our ASIC chip, complete the development of the Block 2 BB satellites, increase our capacity and scale to manufacture BB satellites, launch the first Block 2 BB satellite, and enter into commercial arrangements with MNOs.

Components of Results of Operations

Revenues

To date, we have not generated any revenues from our SpaceMobile Service and do not expect to generate revenue until we launch the SpaceMobile Service. All revenues recognized during the three and six months ended June 30, 2024 were generated from completion of performance obligations under an agreement with a prime contractor for the U.S. Government. We expect to continue to recognize revenue under this agreement throughout 2024 as and when we complete the remaining performance obligations under the agreement. We also expect to generate revenue from the resale of gateway equipment and associated services to the MNOs and third parties as and when we complete our performance obligations under these contracts with the customers.

Engineering Services Costs

Engineering services costs are charged to expense as incurred. Engineering services costs consist primarily of the cost of employees and consultants involved in the design and development of the BB satellites and fulfillment of performance obligations under contracts with the customers, managing the network and satellite operations centers, indirect costs related to the assembly, integration and testing of the BB satellites, license cost, and general expenses related to AIT facilities and engineering development centers.

General and Administrative Costs

General and administrative costs include the costs of insurance, cost of non-engineering personnel and personnel related expenses, software licensing and subscriptions, office and facilities expenses, investor relations, and professional services, including public relations, accounting and legal fees.

Research and Development Costs

R&D costs are charged to expense as incurred. R&D costs consist principally of development activities in which we typically engage third-party vendors and are largely driven by the achievement of milestones that trigger payments. It also includes costs of materials and supplies consumed in the R&D activities such as development of prototype components and subsystems, and production of engineering models to support assembly, integration and testing of the BB satellites. R&D costs are expected to fluctuate quarter over quarter depending on achievement of milestones.

Depreciation and Amortization

Depreciation and amortization expense includes depreciation expense related to property and equipment including the BW3 test satellite, as well as definite lived intangible assets. We began depreciating the BW3 test satellite as of April 25, 2023 over its expected remaining useful life of approximately 16 months. We expect the BW3 test satellite to be fully depreciated by the end of August 2024.

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

Interest (Expense) Income, Net

Interest (expense) income, net consists of interest expense and amortization of debt issuance costs associated with our debt arrangements, including convertible notes, net of interest earned on cash and cash equivalents held in interest bearing demand deposit accounts.

Other Income (Expense), Net

Other income (expense), net primarily consists of non-operating expense and income, including foreign exchange gains or losses.

Income Tax (Expense) Benefit

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

Noncontrolling Interest

Noncontrolling interest primarily represents the equity interest in AST LLC held by members other than us. As of June 30, 2024, noncontrolling interest in AST LLC was approximately 44.2%. We attribute a portion of net income or loss generated at AST LLC to the noncontrolling interest based on their ownership interests.

Results of Operations

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

We report our results of operations under one operating segment. The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the three months ended June 30, 2024 and 2023 (in thousands), and the discussion that follows compares the three months ended June 30, 2024 to the three months ended June 30, 2023.

	For the Three Months Ended June 30,
	(unaudited)
	2024	2023	$ Change	% Change
Revenues	$900	$-	$900	$100%

Operating expenses:
Engineering services costs	21,202	22,813	(1,611)	(7)
General and administrative costs	17,839	10,221	7,618	75
Research and development costs	4,460	10,921	(6,461)	(59)
Depreciation and amortization	20,392	14,115	6,277	44
Total operating expenses	63,893	58,070	5,823	10

Other income (expense):
(Loss) gain on remeasurement of warrant liabilities	(66,140)	6,475	(72,615)	(1,121)
Interest (expense) income, net	(2,238)	1,724	(3,962)	(230)
Other income (expense), net	252	(507)	759	150
Total other income (expense), net	(68,126)	7,692	(75,818)	(986)

Loss before income tax (expense) benefit	(131,119)	(50,378)	(80,741)	(160)
Income tax (expense) benefit	(231)	789	(1,020)	(129)
Net loss before allocation to noncontrolling interest	(131,350)	(49,589)	(81,761)	(165)

Net loss attributable to noncontrolling interest	(58,800)	(31,181)	(27,619)	(89)
Net loss attributable to common stockholders	$(72,550)	$(18,408)	$(54,142)	(294)%

Revenues

Revenues for the three months ended June 30, 2024 were attributable to completion of performance obligations under an agreement with a prime contractor for a U.S. Government contract, which was entered into in the first quarter of 2024. We had no such agreements in the three months ended June 30, 2023.

Engineering Services Costs

Total engineering services costs decreased by $1.6 million, or 7%, to $21.2 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The decrease was primarily attributable to a decrease of $3.1 million in payroll and employee related costs, and partially offset by an increase of $0.8 million in AIT facilities and engineering development centers costs, including managing mission operations and ground infrastructure, and an increase of $0.7 million in travel expenses.

General and Administrative Costs

Total general and administrative costs increased by $7.6 million, or 75%, to $17.8 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily driven by a $6.7 million increase in stock-based compensation expense and other employee related costs, a $0.4 million increase in professional services fees, a $0.3 million increase in travel expenses, and a $0.3 million increase in office and facilities expenses.

Research and Development Costs

Total R&D costs decreased by $6.5 million, or 59%, to $4.5 million for the three months ended June 30, 2024 as compared to three months ended June 30, 2023. The decrease in R&D costs were driven by completion of design and development of certain sub systems for the Block 2 BB satellites, completion of certain milestones related to the development of ground infrastructure programs for commercial readiness, completion of design and development for Block 1 BB satellites, and completion of the design phase of our ASIC chip.

Depreciation and Amortization

Total depreciation and amortization expense increased by $6.3 million, or 44%, to $20.4 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily due to the commencement of the BW3 test satellite depreciation from April 25, 2023.

(Loss) gain on Remeasurement of Warrant Liabilities

The increase in fair value of warrant liabilities resulted in a loss of $66.1 million for the three months ended June 30, 2024 largely due to a significant increase in our share price as compared to a gain of $6.5 million for the three months ended June 30, 2023.

Interest (Expense) Income, Net

Interest expense, net was $2.2 million for the three months ended June 30, 2024, as compared to interest income, net of $1.7 million for the three months ended June 30, 2023. The net change of $3.9 million was primarily attributed to an increase of $4.8 million in interest expense and amortization of debt issuance costs incurred in connection with our debt arrangements, partially offset by an $0.8 million increase in interest income earned on cash and cash equivalents held in interest bearing demand deposit accounts.

Other Income (Expense), Net

Other income, net was $0.3 million for the three months ended June 30, 2024, as compared to other expense, net of $0.5 million for the three months ended June 30, 2023. The net change of $0.8 million was primarily due to a $2.6 million increase in other non-operating income and a $0.3 million decrease in foreign exchange loss, partially offset by a $2.2 million increase in loss on disposal of fixed assets.

Income Tax (Expense) Benefit

The provision for income taxes was $(0.2) million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively. The consolidated effective tax rate for the three months ended June 30, 2024 and 2023 was (0.18)% and 1.57%, respectively. Refer to Note 10: Income Taxes in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

Net Loss attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $58.8 million for the three months ended June 30, 2024 as compared to $31.2 million in the three months ended June 30, 2023. This increase in net loss correlates with the increase in net loss generated at AST LLC given the noncontrolling interest represents a portion of such net loss.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

We report our results of operations under one operating segment. The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the six months ended June 30, 2024 and 2023 (in thousands), and the discussion that follows compares the six months ended June 30, 2024 to the six months ended June 30, 2023.

	For the Six Months Ended June 30,
	(unaudited)
	2024	2023	$ Change	% Change
Revenues	$1,400	$-	$1,400	100%

Operating expenses:
Engineering services costs	40,719	39,296	1,423	4
General and administrative costs	30,126	20,078	10,048	50
Research and development costs	8,711	27,302	(18,591)	(68)
Depreciation and amortization	40,336	15,848	24,488	155
Total operating expenses	119,892	102,524	17,368	17

Other income (expense):
(Loss) gain on remeasurement of warrant liabilities	(47,926)	13,973	(61,899)	(443)
Interest (expense) income, net	(4,460)	3,816	(8,276)	(217)
Other income (expense), net	250	(10,743)	10,993	102
Total other income (expense), net	(52,136)	7,046	(59,182)	(840)

Loss before income tax (expense) benefit	(170,628)	(95,478)	(75,150)	(79)
Income tax (expense) benefit	(526)	673	(1,199)	(178)
Net loss before allocation to noncontrolling interest	(171,154)	(94,805)	(76,349)	(81)

Net loss attributable to noncontrolling interest	(78,874)	(60,079)	(18,795)	(31)
Net loss attributable to common stockholders	$(92,280)	$(34,726)	$(57,554)	(166)%

Revenues

Revenues for the six months ended June 30, 2024 were attributable to completion of performance obligations under an agreement with a prime contractor for a U.S. Government contract, which was entered into in the first quarter of 2024. We had no such agreements in the six months ended June 30, 2023.

Engineering Services Costs

Total engineering services costs increased by $1.4 million, or 4%, to $40.7 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily attributable to an increase of $3.3 million in AIT facilities and engineering development centers costs including managing mission operations and ground infrastructure and an increase of $1.1 million in travel expenses, partially offset by a $3.0 million decrease in payroll and employee related costs.

General and Administrative Costs

Total general and administrative costs increased by $10.0 million, or 50%, to $30.1 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily driven by a $9.3 million increase in stock-based compensation expense and other employee related costs, a $0.6 million increase in travel expenses, and a $0.4 million increase in office and facilities expenses, partially offset by a $0.3 million decrease in professional services fees.

Research and Development Costs

Total R&D costs decreased by $18.6 million, or 68%, to $8.7 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease in R&D costs were driven by completion of design and development of certain sub systems for the Block 2 BB satellites, completion of certain milestones related to the development of ground infrastructure programs for commercial readiness, completion of design and development for Block 1 BB satellites, and completion of the design phase of our ASIC chip.

Depreciation and Amortization

Total depreciation and amortization expense increased by $24.5 million, or 155%, to $40.3 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily due to the commencement of the BW3 test satellite depreciation from April 25, 2023.

(Loss) Gain on Remeasurement of Warrant Liabilities

The increase in fair value of warrant liabilities resulted in a loss of $47.9 million for the six months ended June 30, 2024 largely due to a significant increase in our share price as compared to a gain of $14.0 million during the six months ended June 30, 2023.

Interest (Expense) Income, Net

Interest expense, net was $4.5 million for the six months ended June 30, 2024, as compared to the interest income, net of $3.8 million for the six months ended June 30, 2023. The net change of $8.3 million was primarily attributed to an increase of $9.2 million in interest expense and amortization of debt issuance costs incurred in connection with our debt arrangements, partially offset by an $0.9 million increase in interest income earned on cash and cash equivalents held in interest bearing demand deposit accounts.

Other Income (Expense), net

Other income, net was $0.3 million for the six months ended June 30, 2024 as compared to other expense, net of $10.7 million for the six months ended June 30, 2023. The net change of $11.0 million was primarily due to a nonrecurring $10.0 million payment due to a related party recognized in the first quarter of 2023, a $2.6 million increase in other non-operating income, and a $0.4 million decrease in foreign exchange loss, partially offset by a $2.2 million increase in loss on disposal of fixed assets.

Income Tax (Expense) Benefit

The income tax expense was $0.5 million for the six months ended June 30, 2024 as compared to the income tax benefit of $0.7 million for the six months ended June 30, 2023. The consolidated effective tax rate for the six months ended June 30, 2024 and 2023 was (0.31%) and 0.70%, respectively. Refer to Note 10: Income Taxes in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $78.9 million for the six months ended June 30, 2024 as compared to $60.1 million for the six months ended June 30, 2023. This increase in net loss correlates with the increase in net loss generated at AST LLC given the noncontrolling interest represents a portion of such net loss.

Liquidity and Capital Resources

Our current sources of liquidity are cash and cash equivalents on hand. As of June 30, 2024, we had $287.6 million of cash and cash equivalents on hand, which included $2.5 million of restricted cash, which reflects proceeds from the issuance of the Convertible Notes (as described below), the sale of shares of our Class A Common Stock under the ATM Equity Program (as described below) and the January 2024 Common Stock Offering (as described below). We believe our cash and cash equivalents on hand will be sufficient to meet our current working capital needs, planned operating expenses and capital expenditures for a period of 12 months from the date of this Quarterly Report.

The design, assembly, integration, testing and launch of satellites and related ground infrastructure is capital intensive. We currently estimate the capital expenditure, primarily direct materials and launch costs, for the assembly, integration, testing and launch of the five Block 1 BB satellites to not materially exceed $115.0 million. We expect to leverage our experience of Block 1 manufacturing to improve and optimize the manufacturing costs for our Block 2 satellites. We have fully paid the Block 1 estimated cost as of the date of this Quarterly Report.

We believe we need to launch and operate 25 BB satellites (five Block 1 BB satellites and 20 Block 2 BB satellites) in order to provide coverage to the most commercially attractive MNO markets. In addition to the cash and cash equivalents we had on hand as of June 30, 2024, we currently estimate we will need to raise approximately $275.0 million to $325.0 million to fund operating expenses and capital expenditures necessary to design, assemble and launch 20 Block 2 BB satellites and operate a constellation of 25 BB satellites.

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

We plan to raise additional capital through the issuance of equity, equity-linked or debt securities (secured or unsecured), secured or unsecured loans or other debt facilities, and credit from government or financial institutions or commercial partners. We also intend to seek to draw the remaining available credit under the Senior Secured Credit Facility (as described below). Our ability to access the capital markets during this period of volatility may require us to modify our current expectations. There can be no assurance that additional funds will be available to us on favorable terms or at all. If we cannot raise additional funds when needed in the future, our financial condition, results of operations, business and prospects may be materially and adversely affected.

Commitments

Pursuant to the Convertible Security Investment Agreement (as described below) which we entered into with certain investors, we issued subordinated convertible notes (the “Convertible Notes”) for an aggregate principal amount of $110.0 million on January 16, 2024 to AT&T Venture Investments, LLC (“AT&T”), Google LLC (“Google”) and Vodafone Ventures Limited (“Vodafone”), and for an aggregate principal amount of $35.0 million on May 23, 2024 to Verizon Communications, Inc. (“Verizon”). The Convertible Notes bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 30 and December 30 of each year, beginning on June 30, 2024. The AT&T, Google and Vodafone Convertible Notes have a 10-year term and the Verizon Convertible Notes have a 9 years and 9 months term unless earlier converted into Class A Common Stock at the option of the holder or us in accordance with the terms of the Convertible Security Investment Agreement.

During the six months ended June 30, 2024, there were no material changes in the contractual minimum principal and interest payments required on all of our outstanding debt, other than above, and operating leases described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

As of June 30, 2024, we had contractual commitments with third parties in the aggregate amount of $100.5 million related to the procurement of BB satellite components, R&D programs, capital improvements, and future launch payments for Block 2 BB satellites. We expect these commitments will continue to increase as we make progress to assemble, integrate and test Block 2 BB satellites, and enter into launch agreements for the launch of Block 2 BB satellites.

Equity Distribution Agreement

On September 8, 2022, we entered into an Equity Distribution Agreement (the “Sales Agreement” or “ATM Equity Program”) with Evercore Group L.L.C. and B. Riley Securities, Inc. (collectively, the “agents”) to sell shares of our Class A Common Stock having an aggregate sales price of up to $150.0 million through an “at the market offering” program under which the agents acted as sales agents. The agents were entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold. As of the date of this Quarterly Report, we have sold shares of our Class A Common Stock up to the authorized amount under the Sales Agreement; accordingly, the Sales Agreement has terminated pursuant to its terms. Proceeds from the sale of our Class A Common Stock under the Sales Agreement were and will continue to be used for general corporate purposes.

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

The Term Loan Credit Agreement contains certain customary events of default, and certain covenants that limit AST Texas’ ability to, among other things, create liens on collateral, consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets, and enter into certain transactions with their affiliates. If AST Texas fails to perform its obligations under these and other covenants, or should any event of default occur, the term loan may be terminated and any outstanding borrowings, together with unpaid accrued interest, could be declared immediately due and payable, and the lender will be authorized to take possession of the collateral.

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

Upon closing, we received net proceeds of $37.2 million, net of debt issuance costs of $9.5 million and deposit of $1.8 million into an interest reserve escrow account. Debt issuance costs of $9.5 million consist of agent fees, offering expenses, and two years of cash premium coverage. The net proceeds were used for general corporate purposes as permitted under the Atlas Credit Agreement.

Capital Equipment Loan

On August 14, 2023, we entered into a loan agreement with Lone Star as lender, providing for a $15.0 million principal term loan commitment secured by certain real property fixtures and equipment in one of our Texas facilities (the “Lone Star Loan Agreement”).

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

We drew the entire $15.0 million facility on September 19, 2023 and incurred $0.1 million of transaction costs. The net proceeds were used for general corporate purposes.

Convertible Security Investment Agreement

Pursuant to the Convertible Security Investment Agreement which we entered into with certain investors, we issued Convertible Notes for an aggregate principal amount of $110.0 million on January 16, 2024 to AT&T, Google, and Vodafone, and for an aggregate principal amount of $35.0 million on May 23, 2024 to Verizon. The Convertible Notes bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 30 and December 30 of each year, beginning on June 30, 2024. We have the option to pay interest on the Convertible Notes in cash or in kind. We elected to pay interest on the Convertible Notes in kind on June 30, 2024, resulting in the principal amount of the Convertible Notes being increased by approximately $3.0 million. Interest will accrue on such increased principal amount in subsequent interest periods. The AT&T, Google and Vodafone Convertible Notes have a 10-year term unless earlier converted and the Verizon Convertible Notes have a 9 years and 9 months term unless earlier converted. The net proceeds of the Convertible Notes were and will continue to be used for general corporate purposes.

The Holders of the Convertible Notes may convert the Convertible Notes (subject to certain exceptions) at an initial conversion rate of 173.9130 shares of Class A Common Stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of $5.75 per share of Class A Common Stock). The Holders may convert their Convertible Notes at their option on the Conversion Date, which is on or after January 16, 2025. On or after the Conversion Date, we may require the Holders to convert the Convertible Notes (subject to certain exceptions), at an initial conversion rate of 173.9130 shares of Class A Common Stock per

$1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of $5.75 per share of Class A Common Stock) at our option, if the VWAP of the Class A Common Stock has been at least 130% of the conversion price then in effect for 30 consecutive trading days, on the immediately succeeding trading day after the last trading day of such 30 day period. The Convertible Notes may be accelerated upon the occurrence of certain events of default and fundamental change.

January 2024 Common Stock Offering

On January 23, 2024, we issued 32,258,064 shares of Class A Common Stock in a public offering and received proceeds of $93.6 million, net of underwriting commissions of $6.0 million and transaction costs of $0.4 million. We provided a 30-day option to the underwriting agent to purchase up to an additional 4,838,709 shares of Class A Common Stock (the “Option Shares”) from us on the same terms and conditions. On January 25, 2024, the Option Shares were exercised in full. The offering of the Option Shares closed on January 29, 2024 for proceeds of $14.1 million, net of underwriting commissions of $0.9 million. Proceeds from the sale of our Class A common stock under the January 2024 Common Stock Offering were used for general corporate purposes.

Commercial Prepayments

On May 23, 2024, in connection with the Verizon Investment, Cellco Partnership, a Delaware general partnership doing business as Verizon Wireless, on behalf of itself and its controlled and/or managed affiliates (“Verizon Wireless”), entered into a Memorandum of Understanding with AST LLC and us (the “MOU”). The MOU provides, among other things, that Verizon Wireless will make (i) an initial $20.0 million commercial payment for prepaid service revenue, creditable against future service revenue of AST LLC and (ii) a second $45.0 million commercial payment for prepaid service revenue, creditable against future service revenue of AST LLC, subject to us receiving certain regulatory approvals for our SpaceMobile Service and entry into a definitive commercial agreement. We have received the initial $20.0 million prepayment from Verizon and recognized it as contract liabilities. Refer to Note 2: Summary of Significant Accounting Policies in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

On May 10, 2024, pursuant to the terms of the letter agreement dated January 16, 2024 by and among us, AST LLC and AT&T Services, AST LLC and AT&T Services entered into the AT&T Commercial Agreement for AST LLC to provide, and AT&T Services to purchase access to and utilize our network and satellite services to provide service offerings to AT&T Services’ end users enabled by the satellite services for use within the continental United States (excluding Alaska) and Hawaii. AT&T Services will pay to AST LLC a percentage of the gross monthly revenue AT&T Services bills to its end users for the services enabled by the satellite services. In addition, AT&T Services will make a non-refundable commercial payment of $20.0 million to AST LLC after the launch and successful initial operation of the five Block 1 BB satellites, which will be credited against AST LLC’s future share of gross monthly revenue. The AT&T Commercial Agreement expires on December 31, 2030, subject to auto-renewal for successive two-year periods unless either party terminates in accordance with the terms of the AT&T Commercial Agreement.

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2024 and 2023 (in thousands) (unaudited):

	For the Six Months ended June 30,
	(unaudited)
	2024	2023
Cash, cash equivalents, and restricted cash	$287,567	$191,471
Cash used in operating activities	$(64,274)	$(87,989)
Cash used in investing activities	(61,770)	(22,972)
Cash provided by financing activities	325,743	63,627

Operating activities

Cash used in operating activities was $64.3 million for the six months ended June 30, 2024, as compared to cash used in operating activities of $88.0 million for the six months ended June 30, 2023. The $23.7 million decrease was attributable to a decrease of $22.5 million in expenses to support operations during the six months ended June 30, 2024 and a decrease of $1.2 million in working capital.

Investing activities

Cash used in investing activities was $61.8 million for the six months ended June 30, 2024, as compared to cash used in investing activities of $23.0 million for the six months ended June 30, 2023. The $38.8 million increase in cash used in investing activities was attributable to an increase in purchases of property and equipment, including procurement of BB satellite materials.

Financing activities

Cash provided by financing activities was $325.7 million during the six months ended June 30, 2024, as compared to cash provided by financing activities of $63.6 million during the six months ended June 30, 2023. The $262.1 million increase in cash provided by financing activities was attributable to an additional $139.8 million in net proceeds from the issuance of Convertible Notes, a $51.2 million increase in net proceeds from the sale of Class A Common Stock from public offerings, a $72.3 million increase in net proceeds from the sale of Class A Common Stock under the ATM Equity Program, offset by a $1.2 million increase in taxes paid for stock-based compensation awards.

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

Funding Requirements

We believe our existing cash and cash equivalents on hand will be sufficient to meet anticipated cash requirements for the next 12 months from the date hereof. However, our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend capital resources sooner than we expect.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of June 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

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

Delaware Class Action Litigations

Following books and records demands pursuant to 8 Del. C. § 220, two stockholders filed putative class action complaints in the Delaware Court of Chancery against the Company, certain current and former directors and officers of the Company and its predecessor entity and manager, New Providence Acquisition Corp. and New Providence Management LLC, and Abel Avellan, alleging claims of breach of fiduciary duties, aiding and abetting such breaches, and unjust enrichment, relating to the de-SPAC merger. The first of those complaints, Taylor v. Coleman, et al. (C.A. No. 2023-1292), was filed on December 27, 2023, and the second, Drulias v. New Providence Management LLC, et al., was filed on March 29, 2024 (collectively, the “Delaware Stockholder Class Actions”). On March 15, 2024, prior to the filing of the Drulias action, the defendants had moved to dismiss the Taylor action. On April 29, 2024, the court entered a stipulation by the parties to both actions to be consolidated under the caption In re AST SpaceMobile, Inc. Stockholders Litigation (C.A. No. 2023-1292), and for the plaintiffs to file a consolidated amended complaint by May 29, 2024. Plaintiffs filed a consolidated complaint on May 29, 2024, which asserts the same claims and seeks the same damages—equitable relief and unspecified monetary damages. On July 15, 2024, the defendants moved to dismiss the consolidated complaint.

Federal Class Action Litigations

The Company and certain of its current executive officers have been named as defendants in a putative stockholder class action lawsuit pending in the United States District Court for the Western District of Texas. The action is styled Klarkowski v. AST SpaceMobile, Inc., No. 7:24-cv-00102-DC-RCG (W.D. Tex.) (the “Securities Class Action”). The complaint in the Securities Class Action, which was filed on April 17, 2024, alleges that defendants violated the Exchange Act and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions relating to the status and timeline of satellite production, and that the current executive officers named as defendants are control persons under Section 20(a) of the Exchange Act. The complaint is filed on behalf of shareholders who purchased shares of the Company’s common stock between November 14, 2023 and April 1, 2024 (“Class Period”), and seeks monetary damages on behalf of the purported class. On July 9, 2024, the Court appointed a Lead Plaintiff for the putative class and approved his choice of Lead Counsel. The deadline for Lead Plaintiff to file his consolidated amended complaint is September 9, 2024, and the deadline for defendants to move to dismiss, answer, or otherwise respond to the consolidated amended complaint is November 8, 2024.

The Company has been named as a nominal defendant and certain of its current and former executive officers and directors have been named as defendants in a derivative lawsuit pending in the United States District Court for the Western District of Texas. The action is styled Hanna v. Avellan, et al., No. 7:24-cv-00171-DC-RCG (W.D. Tex.) (the “Derivative Action”). The complaint in the Derivative Action, which was filed on July 23, 2024, asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and violations of the Exchange Act against all defendants and claims for contribution under the federal securities laws against certain of the defendants. The deadline for the defendants to move to dismiss, answer, or otherwise respond to the complaint in the Derivative Action is September 30, 2024.

Item 1A. Risk Factors.

As of June 30, 2024, there have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Convertible Security Investment Agreement which we entered into with certain investors, we issued Convertible Notes for an aggregate principal amount of $110.0 million on January 16, 2024 to AT&T, Google, and Vodafone, and for an aggregate principal amount of $35.0 million on May 23, 2024 to Verizon. The Convertible Notes bear interest at a rate of 5.50%

per year, payable semi-annually in arrears on June 30 and December 30 of each year, beginning on June 30, 2024. We have the option to pay interest on the Convertible Notes in cash or in kind. We have elected to pay interest on the Convertible Notes in kind on June 30, 2024, resulting in the principal amount of the Convertible Notes being increased by approximately $3.0 million. Interest will accrue on such increased principal amount in subsequent interest periods. The AT&T, Google and Vodafone Convertible Notes have a ten-year term unless earlier converted and the Verizon Convertible Notes have a 9 years and 9 months term unless earlier converted. The net proceeds of the Convertible Notes are expected to be used for general corporate purposes.

The Holders of the Convertible Notes may convert the Convertible Notes (subject to certain exceptions) at an initial conversion rate of 173.9130 shares of Class A Common Stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of $5.75 per share of Class A Common Stock). The Holders may convert their Convertible Notes at their option on the Conversion Date, which is on or after January 16, 2025. On or after the Conversion Date, we may require the Holders to convert the Convertible Notes (subject to certain exceptions), at an initial conversion rate of 173.9130 shares of Class A Common Stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of $5.75 per share of Class A Common Stock) at our option, if the VWAP of the Class A Common Stock has been at least 130% of the conversion price then in effect for 30 consecutive trading days, on the immediately succeeding trading day after the last trading day of such 30 day period. The Convertible Notes may be accelerated upon the occurrence of certain events of default and fundamental change.

The Convertible Notes were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

In the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

10.1†

Employment Agreement, dated as of May 1, 2024, by and between AST SpaceMobile, Inc., AST & Science, LLC and Andrew M. Johnson (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2024).

10.2

Amended and Restated Stockholders’ Agreement, dated as of June 5, 2024, by and among AST SpaceMobile, Inc., Abel Avellan, Antares Technologies LLC, Vodafone Ventures Limited, Rakuten Mobile USA Service Inc., ATC TRS II LLC and AT&T Services, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2024).

10.3

Amendment No. 1 and Joinder to Registration Rights Agreement, dated as of June 4, 2024, AST SpaceMobile, Inc., Abel Avellan, Antares Technologies LLC, Vodafone Ventures Limited, Rakuten Mobile USA Service Inc. and ATC TRS II LLC. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2024).

10.4†

Mutual Separation and Release Agreement, by and between AST SpaceMobile, Inc. and Sean Wallace, dated June 24, 2024. (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed with the SEC on June 25, 2024).

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

† Management contract or compensatory plan or arrangement

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AST SPACEMOBILE, INC.

Date: August 14, 2024	By:	/s/ Abel Avellan
	Name:	Abel Avellan
	Title:	Chairman and Chief Executive Officer
Principal Executive Officer

Date: August 14, 2024	By:	/s/ Andrew M. Johnson
	Name:	Andrew M. Johnson
	Title:	Chief Financial Officer and Chief Legal Officer
Principal Financial Officer