Form 10-Q
period 2024-09-30
AST SpaceMobile, Inc.
filed 2024-11-14
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024 there were 200,344,605 shares of Class A common stock, $0.0001 per value, 11,227,292 shares of Class B common stock, $0.0001 par value, and 78,163,078 shares of Class C common stock, $0.0001 par value, issued and outstanding.

AST SPACEMOBILE, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	As of
	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$516,389	$85,622
Restricted cash	2,497	2,475
Prepaid expenses	7,073	4,591
Other current assets	19,662	14,194
Total current assets	545,621	106,882

Non-current assets:
Property and equipment, net	260,068	238,478
Operating lease right-of-use assets, net	12,088	13,221
Other non-current assets	3,872	2,311
TOTAL ASSETS	$821,649	$360,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,962	$20,575
Accrued expenses and other current liabilities	16,480	23,926
Contract liabilities	22,468	-
Current operating lease liabilities	1,534	1,468
Current portion of long-term debt	44,635	252
Total current liabilities	94,079	46,221

Non-current liabilities:
Warrant liabilities	57,460	29,960
Non-current operating lease liabilities	11,057	11,900
Long-term debt, net	156,252	59,252
Total liabilities	318,848	147,333

Commitments and contingencies (Note 7)

Stockholders' Equity:
Class A Common Stock, $.0001 par value; 800,000,000 shares authorized; 170,039,305 and 90,161,309 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	17	9
Class B Common Stock, $.0001 par value; 200,000,000 shares authorized; 39,747,447 and 50,041,757 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	4	5
Class C Common Stock, $.0001 par value; 125,000,000 shares authorized; 78,163,078 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	8	8
Additional paid-in capital	762,426	288,404
Accumulated other comprehensive income	353	227
Accumulated deficit	(453,888)	(189,662)
Noncontrolling interest	193,881	114,568
Total stockholders' equity	502,801	213,559

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$821,649	$360,892

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues	$1,100	$-	$2,500	$-

Operating expenses:
Engineering services costs	21,828	19,523	62,546	58,818
General and administrative costs	15,551	10,995	45,677	31,073
Research and development costs	14,724	9,418	23,435	36,721
Depreciation and amortization	14,543	19,029	54,880	34,877
Total operating expenses	66,646	58,965	186,538	161,489

Other income (expense):
(Loss) gain on remeasurement of warrant liabilities	(236,912)	7,481	(284,839)	21,454
Interest (expense) income, net	(1,386)	495	(5,846)	4,311
Other income (expense), net	1,410	507	1,661	(10,237)
Total other income (expense), net	(236,888)	8,483	(289,024)	15,528

Loss before income tax (expense) benefit	(302,434)	(50,482)	(473,062)	(145,961)
Income tax (expense) benefit	(646)	(266)	(1,172)	408
Net loss before allocation to noncontrolling interest	(303,080)	(50,748)	(474,234)	(145,553)

Net loss attributable to noncontrolling interest	(131,134)	(29,839)	(210,008)	(89,918)
Net loss attributable to common stockholders	$(171,946)	$(20,909)	$(264,226)	$(55,635)
Net loss per share attributable to holders of Class A Common Stock
Basic and diluted	$(1.10)	$(0.23)	$(1.89)	$(0.70)
Weighted-average shares of Class A Common Stock outstanding
Basic and diluted	155,644,888	89,514,621	139,485,036	79,065,471

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss before allocation to noncontrolling interest	$(303,080)	$(50,748)	$(474,234)	$(145,553)
Other comprehensive loss
Foreign currency translation adjustments	529	(358)	190	(526)
Total other comprehensive loss	529	(358)	190	(526)
Total comprehensive loss before allocation to noncontrolling interest	(302,551)	(51,106)	(474,044)	(146,079)
Comprehensive loss attributable to noncontrolling interest	(130,906)	(30,050)	(209,944)	(90,226)
Comprehensive loss attributable to common stockholders	$(171,645)	$(21,056)	$(264,100)	$(55,853)

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share data)

Three Months Ended September 30, 2024
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance, June 30, 2024	148,751,110	$15	39,747,447	$4	78,163,078	$8	$427,096	$52	$(281,942)	$96,637	$241,870
Stock-based compensation	-	-	-	-	-	-	6,683	-	-	127	6,810
Issuance of common stock, net of issuance costs	6,463,549	1	-	-	-	-	86,101	-	-	58,774	144,876
Issuance of equity under employee stock plan	356,497	-	-	-	-	-	1,813	-	-	1,140	2,953
Vesting of restricted stock units	372,824	-	-	-	-	-	(1,948)	-	-	(137)	(2,085)
Warrant exercises	13,971,450	1	-	-	-	-	242,570	-	-	168,357	410,928
Redemption of AST LLC Common Units for Class A Common Stock	123,875	-	-	-	-	-	111	-	-	(111)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	301	-	228	529
Net loss	-	-	-	-	-	-	-	-	(171,946)	(131,134)	(303,080)
Balance, September 30, 2024	170,039,305	$17	39,747,447	$4	78,163,078	$8	$762,426	$353	$(453,888)	$193,881	$502,801

Nine Months Ended September 30, 2024
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance, December 31, 2023	90,161,309	$9	50,041,757	$5	78,163,078	$8	$288,404	$227	$(189,662)	$114,568	$213,559
Stock-based compensation	-	-	-	-	-	-	15,396	-	-	5,221	20,617
Issuance of common stock, net of issuance costs	53,285,479	6	-	-	-	-	205,049	-	-	126,953	332,008
Issuance of equity under employee stock plan	362,541	-	-	-	-	-	1,908	-	-	1,150	3,058
Vesting of restricted stock units	1,194,327	-	-	-	-	-	(2,641)	-	-	(684)	(3,325)
Warrant exercises	13,971,450	1					242,570			168,357	410,928
Redemption of AST LLC Common Units for Class A Common Stock	11,064,199	1	(10,294,310)	(1)	-	-	11,740	-	-	(11,740)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	126	-	64	190
Net loss	-	-	-	-	-	-	-	-	(264,226)	(210,008)	(474,234)
Balance, September 30, 2024	170,039,305	$17	39,747,447	$4	78,163,078	$8	$762,426	$353	$(453,888)	$193,881	$502,801

Three Months Ended September 30, 2023
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance, June 30, 2023	89,404,419	$9	50,041,757	$5	78,163,078	$8	$282,869	$158	$(136,827)	$189,655	$335,877
Stock-based compensation	-	-	-	-	-	-	2,426	-	-	163	2,589
Issuance of common stock, net of issuance costs	-	-	-	-	-	-	(31)	-	-	(60)	(91)
Issuance of equity under employee stock plan	88,194	-	-	-	-	-	180	-	-	(135)	45
Vesting of restricted stock units	182,716	-	-	-	-	-	81	-	-	(173)	(92)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(147)	-	(211)	(358)
Net loss	-	-	-	-	-	-	-	-	(20,909)	(29,839)	(50,748)
Balance, September 30, 2023	89,675,329	$9	50,041,757	$5	78,163,078	$8	$285,525	$11	$(157,736)	$159,400	$287,222

Nine Months Ended September 30, 2023
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	71,819,926	$7	50,041,757	$5	78,163,078	$8	$235,384	$229	$(102,101)	$226,294	$359,826
Stock-based compensation	-	-	-	-	-	-	10,099	-	-	496	10,595
Issuance of common stock, net of issuance costs	13,929,297	1	-	-	-	-	36,694	-	-	26,781	63,476
Issuance of equity under employee stock plan	3,318,545	1	-	-	-	-	3,596	-	-	(3,372)	225
Vesting of restricted stock units	607,561	-	-	-	-	-	(248)	-	-	(573)	(821)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(218)	-	(308)	(526)
Net loss	-	-	-	-	-	-	-	-	(55,635)	(89,918)	(145,553)
Balance, September 30, 2023	89,675,329	$9	50,041,757	$5	78,163,078	$8	$285,525	$11	$(157,736)	$159,400	$287,222

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss before allocation to noncontrolling interest	$(474,234)	$(145,553)
Adjustments to reconcile net loss before noncontrolling interest to cash used in operating activities:
Depreciation and amortization	54,880	34,877
Amortization of debt issuance costs	3,047	374
Loss on disposal of property and equipment	2,221	-
Loss (gain) on remeasurement of warrant liabilities	284,839	(21,454)
Stock-based compensation	20,617	10,595
Paid-in-kind ("PIK") interest expense	2,959	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,940)	1,601
Accounts payable and accrued expenses	(7,998)	(6,215)
Operating lease right-of-use assets and operating lease liabilities	357	54
Contract liabilities	22,468	-
Other assets and liabilities	1,081	1,680
Net cash used in operating activities	(97,703)	(124,041)

Cash flows from investing activities:
Purchase of property and equipment	(92,095)	(96,462)
Net cash used in investing activities	(92,095)	(96,462)

Cash flows from financing activities:
Proceeds from debt	145,000	63,500
Repayments of debt	(187)	(180)
Payments for debt issuance costs	(9,435)	(9,653)
Proceeds from issuance of common stock	338,911	65,003
Payments for equity issuance costs	(6,903)	(1,527)
Proceeds from warrants exercises	153,307	-
Issuance of equity under employee stock plan	3,058	225
Employee taxes paid for stock-based compensation awards	(3,325)	-
Net cash provided by financing activities	620,426	117,368

Effect of exchange rate changes on cash, cash equivalents and restricted cash	161	(395)

Net increase (decrease) in cash, cash equivalents and restricted cash	430,789	(103,530)
Cash, cash equivalents and restricted cash, beginning of period	88,097	239,256
Cash, cash equivalents and restricted cash, end of period	$518,886	$135,726

Supplemental disclosure of cash flow information:
Non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$6,709
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$5,086	$7,120
PIK interest paid through issuance of PIK notes	2,959	-
Settlement of warrant liabilities by issuing shares	257,337	-
Cash paid for:
Interest	$6,694	$1,071
Income taxes, net	1,135	510

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

1.
Organization and Nature of Operations

AST SpaceMobile, Inc., collectively with its subsidiaries (“SpaceMobile” or the “Company”), is currently designing and developing the constellation of BlueBird (“BB”) satellites and has begun launching its planned space-based Cellular Broadband network distributed through a constellation of Low Earth Orbit (“LEO”) satellites. Once deployed and operational, the BB satellites are designed to provide connectivity directly to off-the-shelf and unmodified devices at broadband speeds (the “SpaceMobile Service”), and be accessible for other applications for government use. At that point, the Company intends to offer the SpaceMobile Service to cellular subscribers and others through wholesale commercial agreements with cellular service providers. The Company is headquartered in Texas where it operates 185,000 square feet satellite assembly, integrating and testing (“AIT”) facilities. The Company’s intellectual property (“IP”) portfolio is diverse, containing numerous and various innovations of the direct-to-cell satellite ecosystem from space to Earth. The Company’s IP portfolio consists of 36 patent families worldwide. As of September 30, 2024, the Company has more than 3,450 patent and patent pending claims worldwide, of which approximately 1,390 have been officially granted or allowed.

The Company launched its BlueWalker 3 (“BW3”) test satellite on September 10, 2022, and announced the completion of the deployment of the communication phased array antenna of the BW3 test satellite in orbit on November 14, 2022. During 2023, using the BW3 test satellite, the Company successfully completed two-way voice calls directly to standard unmodified smartphones, achieved repeated successful 4G download speeds of above 10 megabits per second (“Mbps”) to standard unmodified smartphones and successful two-way voice calls directly to standard unmodified smartphones using 5G connectivity and successful download speeds of approximately 14 Mbps utilizing 5 megahertz (“MHz”) of low band spectrum. Since then, the Company has achieved successful download speeds above 21 Mbps, spectral efficiency of approximately 3 bits per hertz, and has also successfully completed initial in-orbit and ground testing for non-communication government applications. The Company intends to continue testing capabilities of the BW3 test satellite, including further testing with cellular service providers and devices.

The Company launched five first generation commercial BB satellites (“Block 1 BB satellites”) on September 12, 2024. In October 2024, the Company completed the deployment of the communication phased array antennas and Q/V antennas in orbit, and performed a series of monitoring tests and activities to confirm the successful initial operations of the Block 1 BB satellites. Accordingly, the Company determined that the five Block 1 BB satellites were ready for their intended use as of October 29, 2024.

On April 6, 2021, the Company completed a business combination (the “Business Combination”) with AST & Science, LLC (“AST LLC”). Following the consummation of the Business Combination, the combined company was organized in an “Up-C” structure in which the business is operated by AST LLC and its subsidiaries and in which the Company's only direct assets consist of equity interests in AST LLC. As the managing member of AST LLC, the Company has full discretion to manage and control the business of AST LLC and to take all action it deems necessary to accomplish the purposes of AST LLC. The Company’s Class A Common Stock is listed on the Nasdaq Capital Market under the symbol “ASTS”.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on historical experience when available and on other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, useful lives assigned to property and equipment, the fair values of warrant liabilities, potential impairment of long-lived assets, and equity-based compensation expense. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates which could have a material impact on the Company’s financial position or results of operations.

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

To date, the Company has not generated any revenues from its SpaceMobile Service or from the resale of gateway equipment and associated services to mobile network operators and other third parties. During the three and nine months ended September 30, 2024, the Company recognized $1.1 million and $2.5 million of revenue, respectively, from performance obligations completed to date under an agreement with a prime contractor for a U.S. Government contract.

As of September 30, 2024, $22.5 million of contract liabilities were recorded for advance payments received but associated performance obligations not yet satisfied related to the Company’s SpaceMobile Service and resale of gateway equipment and associated services to customers. There were no contract liabilities or contract assets as of December 31, 2023.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, that requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. It requires a public entity to also disclose the title and position of the Chief Operating Decision Maker. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The ASU was effective for the Company on January 1, 2024, and interim periods within fiscal years beginning January 1, 2025. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard can be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the standard on the presentation of its consolidated financial statements and related disclosures.

All other new accounting pronouncements issued, but not yet effective or adopted, have been deemed to be not relevant to the Company and, accordingly, are not expected to have a material impact once adopted.

3. Fair Value Measurement

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	As of September 30, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$430,332	$-	$-
Total assets measured at fair value	$430,332	$-	$-

Liabilities:
Private placement warrant liability	$-	$-	$57,460
Total liabilities measured at fair value	$-	$-	$57,460

	As of December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$69,661	$-	$-
Total assets measured at fair value	$69,661	$-	$-

Liabilities:
Public warrant liability	$18,707	$-	$-
Private placement warrant liability	-	11,253	-
Total liabilities measured at fair value	$18,707	$11,253	$-

As of September 30, 2024 and December 31, 2023, the Company had $518.9 million and $88.1 million of cash and cash equivalents and restricted cash, respectively, of which $430.3 million and $69.7 million, respectively, is classified as cash equivalents, which consists principally of short-term money market funds with original maturities of 90 days or less. As of September 30, 2024 and December 31, 2023, restricted cash of $2.5 million represents a deposit into an interest reserve escrow account for the senior secured credit facility, and a deposit against the bank guaranty issued to the landlord for lease of a property. For certain instruments, including cash, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

On September 27, 2024 (“Redemption Date”), the Company completed the redemption of all of its outstanding publicly issued warrants (“Public Warrants”) to purchase shares of its Class A Common Stock. Following the Redemption Date, the Company had no Public Warrants outstanding. In connection with the redemption, the Public Warrants ceased trading on the Nasdaq and were delisted.

As of September 30, 2024, warrant liabilities were comprised of private placement warrants (“Private Placement Warrants”), which have been classified as Level 3 due to the use of historical volatility of the Company’s shares and implied volatility derived from options on the Company’s shares. Warrant liabilities are described in detail at Note 6: Warrant Liabilities.

As of December 31, 2023, warrant liabilities were comprised of both Public Warrants and Private Placement Warrants, exercisable for shares of Class A Common Stock. The Public Warrants were classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ASTSW”. The Private Placement Warrants were classified as Level 2 as the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. For this reason, the Company determined that the volatility of each Private Placement Warrant was equivalent to that of each Public Warrant.

As of September 30, 2024 and December 31, 2023, the Private Placement Warrants were valued using a Black-Scholes-Merton Model. The Company’s Black-Scholes-Merton model required the use of the following subjective assumption inputs:

•
As of September 30, 2024, the risk-free rate assumption was based on the one- and two-year U.S. Treasury rates as the estimated time to expire was 1.51 years compared to an estimated time to expire of 2.26 years as of December 31, 2023, based on the two- and three year U.S. Treasury rates. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
•
As of September 30, 2024, the expected volatility assumption was based on an average of the historical volatility of the Company’s shares and the implied volatility of one-year options on the Company’s shares, which was 117.4%. As of December 31, 2023, the expected volatility assumption was based on the implied volatility of the Company’s Public Warrants, which was 80.4%.

4.
Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Land	$1,350	$1,350
Buildings	15,502	14,555
Leasehold improvements	9,361	9,111
Satellite in orbit	92,464	92,464
Lab, assembly, and integration equipment	40,224	31,957
Satellite antenna	7,224	7,188
Computer hardware and software	14,571	11,112
Other	1,402	1,230
Construction in progress
Satellite materials, satellites under construction, and advance launch payments	186,970	125,428
Other	4,916	5,256
Total property and equipment, gross	$373,984	$299,651
Accumulated depreciation and amortization	(113,916)	(61,173)
Total property and equipment, net	$260,068	$238,478

Depreciation expense for the nine months ended September 30, 2024 and 2023 was approximately $54.9 million and $34.9 million, respectively. Depreciation expense for the three months ended September 30, 2024 and 2023 was approximately $14.5 million and $19.0 million, respectively. The costs of the five Block 1 BB satellites that were launched in September 2024 and determined to be ready for use in October 2024 were included in Construction in progress - Satellites materials, satellites under construction and advance launch payments as of September 30, 2024.

5.
Long-Term Debt

Long-term debt consists of the following, (in thousands):

	As of
	September 30, 2024	December 31, 2023
Convertible notes	$147,959	$-
Senior secured credit facility loan(1)	52,023	52,023
Capital equipment loan	15,000	15,000
Term loan	4,571	4,758
Total debt	$219,553	$71,781
Less: current portion of long-term debt	(44,635)	(252)
Less: unamortized debt issuance costs(1)	(18,666)	(12,277)
Long-term debt, net of issuance costs	$156,252	$59,252
(1)
Includes estimated exit fee of $3.5 million due at maturity or upon repayment.

As of September 30, 2024, the aggregate fair value of the Company’s debt was $757.1 million, which included the fair value of the Company’s convertible notes of $682.1 million. As of December 31, 2023, the aggregate fair value of the Company’s debt was $68.7 million. The fair value of the convertible notes has been determined based on a lattice-based binomial model using significant inputs derived from, or corroborated by, observable market data (Level 2 inputs). The fair value of remaining debt has been determined under the discounted cash flow method using significant inputs derived from, or corroborated by, observable market data (Level 2 inputs).

Debt issuance costs are comprised of costs incurred in connection with debt issuance and are presented in the consolidated balance sheets as a deduction to the carrying amount of the debt and amortized using the effective interest method to interest expense over the term of the debt. During the three and nine months ended September 30, 2024, the Company recognized $5.4 million and $14.7 million, respectively, of interest expense related to the debt noted above. The interest expense included amortization of debt issuance costs of $1.1 million and $3.0 million for the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2023, the Company recognized approximately $1.4 million and $1.5 million, respectively, of interest expense. The interest expense included amortization of debt issuance costs of $0.4 million for the three and nine months ended September 30, 2023. Interest expense is included in interest (expense) income, net in the accompanying unaudited condensed consolidated statements of operations.

As of September 30, 2024, the Company was in compliance with all debt covenants requirements, subject to the mandatory prepayment of the Senior Secured Credit Facility Loan related to raising capital from the issuance of equity interests in excess of the defined threshold as described below.

Convertible Notes

Pursuant to the Convertible Security Investment Agreement (the “Investment Agreement”) which the Company entered into with certain investors, the Company issued subordinated convertible notes (the “Convertible Notes”) for an aggregate principal amount of $110.0 million on January 16, 2024 to AT&T Venture Investments, LLC (“AT&T”), Google LLC (“Google”) and Vodafone Ventures Limited (“Vodafone”), and for an aggregate principal amount of $35.0 million on May 23, 2024 to Verizon Communications, Inc. (“Verizon”). The Company incurred debt issuance costs of $9.4 million upon closing of the Convertible Notes. As of September 30, 2024, the debt issuance costs have been paid in full.

The Convertible Notes bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 30 and December 30 of each year, beginning on June 30, 2024. The Company has the option to pay interest on the Convertible Notes in cash or in kind. The Company has elected to pay interest on the Convertible Notes in kind on June 30, 2024, resulting in the principal amount of the Convertible Notes being increased by approximately $3.0 million and interest to be accrued on such increased principal amount in subsequent interest periods. The AT&T, Google and Vodafone Convertible Notes have a 10 year term unless earlier converted and the Verizon Convertible Notes have a 9 years and 9 months term unless earlier converted.

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

Senior Secured Credit Facility Loan

On August 14, 2023, AST LLC entered into a senior secured term loan credit agreement (the “Atlas Credit Agreement”) with ACP Post Oak Credit II LLC as administrative agent and collateral agent and Atlas Credit Partners, LLC as a lender, providing for a principal loan commitment of up to $100.0 million, of which $48.5 million was borrowed upon closing (the "Senior Secured Credit Facility Loan").

The initial borrowing of $48.5 million accrued interest at a fixed rate equal to the three-month secured overnight financing rate (“SOFR”) as of the closing date plus 9.625% per annum equal to 14.75% (the “Atlas Fixed Rate”) payable on the last business day of each fiscal quarter. The borrowing amounts are payable at maturity on August 14, 2026 and are subject to mandatory prepayments upon the occurrence of certain specified events, including raising capital from issuance of equity interests in excess of certain threshold as defined in the Atlas Credit Agreement.

As of September 30, 2024, the mandatory prepayment event related to raising capital from issuance of equity interests in excess of the defined threshold was triggered, which resulted in classifying the Senior Secured Credit Facility Loan as current liabilities in the accompanying unaudited condensed consolidated balance sheet.

On November 13, 2024, the Company repaid the principal amount, including the exit fee, accrued interest, and call premium aggregating to approximately $54.9 million. The Company will recognize approximately $1.3 million of accrued interest and amortization of the associated debt issuance costs up to the date of repayment as interest expense, and approximately $11.0 million of exit fee, call premium and remaining unamortized debt issuance costs as loss on extinguishment of debt in the consolidated statement of operations in the fourth quarter of 2024.

Other than as described above, there were no new debt issuances or significant changes related to the above listed debt during the nine months ended September 30, 2024. See Note 8: Debt to the Company’s Consolidated Financial Statements included in its 2023 Annual Report on Form 10-K for additional information regarding the debt listed above.

6.
Warrant Liabilities

Warrant liabilities were comprised of Private Placement Warrants as of September 30, 2024, and of both Public Warrants and Private Placement Warrants as of December 31, 2023.

Each whole Private Placement Warrant entitles the registered holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share and are exercisable on a cashless basis. Pursuant to the warrant agreement, a holder of Private Placement Warrants may exercise its warrants only for a whole number of shares of Class A Common Stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. The Private Placement Warrants expire on April 6, 2026, five years after the Business Combination, at 5:00 p.m., New York City time, or earlier upon liquidation.

On August 28, 2024, the Company announced that it would redeem all of its Public Warrants that remained outstanding at 5:00 p.m. New York City time on September 27, 2024 (“Redemption Date”) for a redemption price of $0.01 per warrant. As a result, during the three months ended September 30, 2024, 13,358,174 Public Warrants were exercised resulting in net proceeds of $153.3 million. In addition, during the three months ended September 30, 2024, 950,000 Private Placement Warrants were exercised for 613,276 shares of Class A Common Stock on a cashless basis. The Company recognized a loss of $195.5 million due to changes in fair value of the exercised Public Warrants and Private Placement Warrants from June 30, 2024 to the time of exercises. On the Redemption Date, a total of 236,294 Public Warrants remained unexercised as of 5:00 p.m. New York City time, and the Company redeemed those Public Warrants for an aggregate redemption price of $2,363. The Company recognized a gain of $1.0 million from extinguishment of warrant liabilities at $0.01 per warrant for the 236,294 Public Warrants that were redeemed. Following the Redemption Date, the Company had no Public Warrants outstanding. In connection with the redemption, the Public Warrants ceased trading on the Nasdaq and were delisted. As of September 30, 2024, there were 3,053,125 Private Placement Warrants that remain outstanding. During the three months ended September 30, 2024, the Company recognized a loss of $42.4 million from fair value adjustment of these Private Placement Warrants from their valuation as of June 30, 2024. In total, for the three months ended September 30, 2024, the Company recognized a loss of $236.9 million for changes in fair value of warrant liabilities from June 30, 2024 to the time of exercises and changes in fair value of liabilities for Private Placement Warrants that remained outstanding as of September 30, 2024.

For the nine months ended September 30, 2024, the Company recognized a loss of $284.8 million from changes in fair value of warrant liabilities from December 31, 2023 to the time of exercises and changes in fair value of liabilities for Private Placement Warrants that remained outstanding as of September 30, 2024. For the three and nine months ended September 30, 2023, the Company recognized a gain of $7.5 million and $21.5 million, respectively, on the change in the fair value of the warrant liabilities in the unaudited condensed consolidated statements of operations.

The Company’s Public Warrants and Private Placement Warrants activity for the nine months ended September 30, 2024 was as follows:

	Public Warrant	Private Placement Warrant
Beginning balance as of December 31, 2023	11,547,600	6,050,000
Private Placement Warrant conversions	2,046,868	(2,046,868)
Warrants exercises	(13,358,174)	(950,000)
Public Warrants redemptions	(236,294)	-
Ending balance as of September 30, 2024	-	3,053,125

During the nine months ended September 30, 2023, no Public Warrants were exercised or redeemed and there were no Private Placement Warrants conversions to Public Warrants. As of September 30, 2024 and December 31, 2023, the Company recorded warrant liabilities of $57.5 million and $30.0 million in the unaudited condensed consolidated balance sheets, respectively.

7.
Commitments and Contingencies

Purchase Commitments

As of September 30, 2024, the Company had contractual commitments with third parties of approximately $130.7 million, primarily related to procurement of BB satellite components, R&D programs, capital improvements and future launch payments for a Block 2 Bluebird satellite under a certain launch agreement.

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

Delaware Class Action Litigations

Following books and records demands pursuant to 8 Del. C. § 220, two stockholders filed putative class action complaints in the Delaware Court of Chancery against the Company, certain current and former directors and officers of the Company and its predecessor entity and manager, New Providence Acquisition Corp. and New Providence Management LLC, and Abel Avellan, alleging claims of breach of fiduciary duties, aiding and abetting such breaches, and unjust enrichment, relating to the de-SPAC merger. The first of those complaints, Taylor v. Coleman, et al. (C.A. No. 2023-1292), was filed on December 27, 2023, and the second, Drulias v. New Providence Management LLC, et al., was filed on March 29, 2024 (collectively, the “Delaware Stockholder Class Actions”). On March 15, 2024, prior to the filing of the Drulias action, the defendants had moved to dismiss the Taylor action. On April 29, 2024, the court entered a stipulation by the parties to both actions to be consolidated under the caption In re AST SpaceMobile, Inc. Stockholders Litigation (C.A. No. 2023-1292), and for the plaintiffs to file a consolidated amended complaint by May 29, 2024. Plaintiffs filed a consolidated complaint on May 29, 2024, which asserts the same claims and seeks the same damages—equitable relief and unspecified monetary damages. On July 15, 2024, the defendants moved to dismiss the consolidated complaint. The court has scheduled a hearing on the Motion to Dismiss for February 3, 2025.

Federal Class Action Litigations

The Company and certain of its current executive officers have been named as defendants in a putative stockholder class action lawsuit pending in the United States District Court for the Western District of Texas. The action is styled Klarkowski v. AST SpaceMobile, Inc., No. 7:24-cv-00102-DC-RCG (W.D. Tex.) (the “Securities Class Action”). The complaint in the Securities Class Action, which was filed on April 17, 2024, alleges that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions relating to the status and timeline of satellite production, and that the current executive officers named as defendants are control persons under Section 20(a) of the Exchange Act. The complaint is filed on behalf of shareholders who purchased shares of the Company’s common stock between November 14, 2023 and April 1, 2024 (“Class Period”), and seeks monetary damages on behalf of the purported class. On July 9, 2024, the Court appointed a Lead Plaintiff for the putative class and approved his choice of Lead Counsel. On September 9, 2024, the Lead Plaintiff voluntarily dismissed the Securities Class Action without prejudice.

The Company has been named as a nominal defendant and certain of its current and former executive officers and directors have been named as defendants in a derivative lawsuit pending in the United States District Court for the Western District of Texas. The action is styled Hanna v. Avellan, et al., No. 7:24-cv-00171-DC-RCG (W.D. Tex.) (the “Derivative Action”). The complaint in the Derivative Action, which was filed on July 23, 2024, asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and violations of the Exchange Act against all defendants and claims for contribution under the federal securities laws against certain of the defendants. The parties filed an Agreed Motion for Voluntary Dismissal, which the court granted on October 16, 2024.

8.
Stockholders’ Equity

Class A Common Stock

As of September 30, 2024, there were 170,039,305 shares of Class A Common Stock issued and outstanding. Holders of Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 800,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class B Common Stock

As of September 30, 2024, there were 39,747,447 shares of Class B Common Stock issued and outstanding. Shares of Class B Common Stock were issued to then existing equity holders of AST LLC (other than Abel Avellan, the Company’s Chairman and Chief Executive Officer (“Mr. Avellan”)) at the time of Business Combination and are noneconomic, but entitle the holder to one vote per share. The Company is authorized to issue 200,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.

The existing equity holders of AST LLC (other than Mr. Avellan) at the time of Business Combination own economic interests in AST LLC which are redeemable into either shares of Class A Common Stock on a one-for-one basis or cash at the option of the Redemption Election Committee. Upon redemption of the AST LLC Common Units by the existing equity holders (other than Mr. Avellan), a corresponding number of shares of Class B Common Stock held by such existing equity holders will be cancelled. During the nine months ended September 30, 2024, the existing equity holders redeemed 10,294,310 AST LLC Common Units into Class A Common Stock and subsequently 10,294,310 Class B Common Stock held by such existing equity holders were cancelled.

Class C Common Stock

As of September 30, 2024, there were 78,163,078 shares of Class C Common Stock issued and outstanding. Shares of Class C Common Stock were issued to Mr. Avellan in connection with the Business Combination and are non-economic, but entitle the holder to the lesser of 10 votes per share and the Class C Share Voting Amount, the latter of which is a number of votes per share equal to (1) (x) an amount of votes equal to 88.31% of the total voting power of the outstanding voting stock, minus (y) the total voting power of the outstanding capital stock (other than Class C Common Stock) owned or controlled by Mr. Avellan and his permitted transferees, divided by (2) the number of shares of Class C Common Stock then outstanding (the “Super-Voting Rights”). The Company is authorized to issue 125,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

Mr. Avellan owns economic interests in AST LLC which are redeemable into either shares of Class A Common Stock on a one-for-one basis or cash at the option of the Redemption Election Committee. Upon redemption of the AST LLC Common Units by Mr. Avellan, a corresponding number of shares of Class C Common Stock held by Mr. Avellan will be cancelled. Correspondingly, the Super-Voting Rights associated with the shares of Class C Common Stock cancelled will be terminated. During the nine months ended September 30, 2024, Mr. Avellan did not redeem any AST LLC Common Units.

Preferred Stock

At September 30, 2024 there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

Noncontrolling Interest

The noncontrolling interests represent the equity interest in AST LLC held by members other than the Company. Changes in the Company’s ownership interest in AST LLC while retaining control of AST LLC are accounted for as equity transactions. Income or loss is attributed to the noncontrolling interests based on their contractual distribution rights, and the relative percentages of equity interest held by the Company and the other members during the period.

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

Each issuance of the Company's Class A Common Stock is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in changes in ownership and reduction in noncontrolling interest. As of September 30, 2024, there were 3,053,125 Private Placement Warrants outstanding (see Note 6: Warrant Liabilities for further details), each of which entitles the holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share. Each warrant exercise is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in a change in ownership and reduces the amount recorded as noncontrolling interest and increases additional paid-in capital.

In addition, the Fifth Amended and Restated Limited Liability Company Operating Agreement of AST LLC (“A&R Operating Agreement”) permits the noncontrolling interest holders of AST LLC Common Units to exchange AST LLC Common Units, together with related shares of the Class B Common Stock or Class C Common Stock, for shares of the Class A Common Stock on a one-for-one basis or, at the election of the Company, for cash (a “Cash Exchange”). A Cash Exchange is limited to the amount of net proceeds from the issuance and sale of Class A Common Stock. Future redemptions or direct exchanges of AST LLC Common Units by the noncontrolling interest holders will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. Certain members of AST LLC also hold incentive stock options that are subject to service or performance conditions (see Note 9: Stock-Based Compensation for further details), that are exercisable for AST LLC Common Units which will simultaneously be redeemed for Class A Common Stock. The exercise of the options results in a change in ownership and decreases the amount recorded as noncontrolling interest and increases additional paid-in capital.

The Company previously granted service-based and performance-based restricted stock units and service-based options that are exercisable for Class A Common Stock under the 2020 Incentive Award Plan. The Company now grants service-based and performance-based restricted stock units under the 2024 Incentive Award Plan (see Note 9: Stock-Based Compensation for further details). The vesting of the restricted stock units and the exercise of the options result in a change in ownership and decrease the amount recorded as noncontrolling interest and increase additional paid-in capital.

As of September 30, 2024 and December 31, 2023, the noncontrolling interest in AST LLC was approximately 41.0% and 58.7%, respectively. The decrease in noncontrolling interest percentage during the nine months ended September 30, 2024 was a result of the issuance of Class A Common Stock under the January 2024 Common Stock Offering, the 2022 Equity Distribution Agreement, the 2024 Equity Distribution Agreement, the exercises of Public Warrants and Private Placement Warrants, the redemption of AST LLC Common Units in exchange for Class A Common Stock, the exercise of options for Class A Common Stock, and the vesting of the Company’s restricted stock units.

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

Under the Common Stock Purchase Agreement, the Company had issued 1,756,993 shares of its Class A Common Stock as of December 31, 2023, aggregating to net proceeds of $13.4 million. The Company did not issue any shares of its Class A Common Stock under the Common Stock Purchase Agreement during the nine months ended September 30, 2024. Proceeds from the sale of the Class A Common Stock under the Common Stock Purchase Agreement were used for general corporate purposes. The Common Stock Purchase Agreement expired on August 1, 2024.

2022 Equity Distribution Agreement

On September 8, 2022, the Company entered into an Equity Distribution Agreement (the “Sales Agreement” or “At The Market Equity Program”) with Evercore Group L.L.C. and B. Riley Securities, Inc. (collectively, the “agents”) to sell shares of the Class A Common Stock having an aggregate sale price of up to $150.0 million through an “at the market offering” program under which the agents act as sales agents. The sales of the shares made under the Sales Agreement may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act. The agents sell the Class A Common Stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Under the Sales Agreement, the agents are entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold.

Under the Sales Agreement, the Company had issued 4,225,000 shares of its Class A Common Stock as of December 31, 2023, aggregating to proceeds of $27.2 million, net of commissions paid to the agents and transaction costs. The Company issued an additional 2,552,496 shares and 12,277,653 shares of its Class A Common Stock under the Sales Agreement during the three and nine months ended September 30, 2024, respectively, and received proceeds of $38.0 million and $117.4 million, respectively, net of commissions paid to the agents and transaction costs for the shares settled during the three and nine months ended September 30, 2024. The At The Market Equity Program has been fully utilized as of September 30, 2024. Proceeds from the sale of the Class A Common Stock under the Sales Agreement were used for general corporate purposes.

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

2024 Equity Distribution Agreement

On September 5, 2024, the Company entered into a new Equity Distribution Agreement (the “2024 Sales Agreement” or “2024 At The Market Equity Program”) with B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Deutsche Bank Securities Inc., Roth Capital Partners, LLC, Scotia Capital (USA) Inc. and UBS Securities LLC (collectively, the “agents”) to sell shares of the Class A Common Stock having an aggregate sale price of up to $400.0 million through an “at the market offering” program under which the agents act as sales agents. The sales of the shares made under the 2024 Sales Agreement may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act. The agents sell the Class A Common Stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Under the 2024 Sales Agreement, the agents are entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold.

Under the 2024 Sales Agreement, the Company issued 3,911,053 shares of its Class A Common Stock during the three months ended September 30, 2024, and received proceeds of $106.9 million, net of commissions paid to the agents and transaction costs. During the three months ended September 30, 2024, the Company paid commission of $2.8 million to the agents with respect to such sales and incurred initial transaction costs of $0.4 million. Proceeds from the sale of the Class A Common Stock under the 2024 Sales Agreement were and are expected to continue to be used for general corporate purposes.

9.
Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation, measured at the grant date based on the fair value of the award, is typically recognized ratably over the requisite services period, using the straight-line method of expense attribution. The Company recorded stock-based compensation expense in the following categories of its unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Engineering services costs	$3,431	$1,507	$7,069	$7,357
General and administrative costs	3,379	1,082	13,548	3,238
Total	$6,810	$2,589	$20,617	$10,595

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

As of September 30, 2024, AST LLC was authorized to issue a total of 12,812,959 Incentive Equity Units under a reserve set aside for equity awards. As of September 30, 2024, there were options to acquire 6,801,763 Incentive Equity Units outstanding under the AST LLC Incentive Plan.

The following table summarizes AST LLC’s option activity for the nine months ended September 30, 2024:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2023	7,770,421	$1.11	5.76
Granted	-	-
Exercised	(769,263)	0.11
Cancelled or forfeited	(199,395)	4.36
Outstanding at September 30, 2024	6,801,763	$1.12	5.04
Options exercisable as of September 30, 2024	5,863,333	$1.03	4.97
Vested and expected to vest at September 30, 2024	6,045,907	$1.21	5.00

The following table summarizes the AST LLC’s unvested option activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	1,809,555	$0.80
Granted	-	-
Vested	(729,372)	7.13
Forfeited	(141,753)	1.61
Unvested at September 30, 2024	938,430	$0.75

There were no stock options granted during the nine months ended September 30, 2024 and 2023.

As of September 30, 2024, total unrecognized compensation expense related to the unvested stock options was $0.5 million, which is expected to be recognized over a weighted average period of 0.9 years.

SpaceMobile 2020 Incentive Award Plan

In connection with the Business Combination, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”). Awards may be made under the 2020 Plan covering an aggregate number of Class A Common Stock shares equal to 10,800,000. Any shares distributed pursuant to an award may consist, in whole or in part, of authorized and unissued common stock, treasury common stock or common stock purchased on the open market. The 2020 Plan provided for the grant of stock options, restricted stock, dividend equivalents, restricted stock units, incentive unit awards, stock appreciation rights, and other stock or cash-based awards. Each incentive unit issued pursuant to an award, if any, counted as one share for purposes of calculating the aggregate number of shares available for issuance under the 2020 Plan. On July 29, 2024, the 2020 Plan was replaced and superseded by the AST SpaceMobile, Inc. 2024 Incentive Award Plan. No new awards may be made under the 2020 Plan, although outstanding awards previously made under the 2020 Plan continue to be governed by the terms of the 2020 Plan. Refer below for further detail.

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

Stock Options

As of September 30, 2024, there were 3,836,306 service-based options outstanding under the 2020 Plan.

The following table summarizes the Company’s option activity under the 2020 Plan for the nine months ended September 30, 2024:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2023	3,313,080	$9.27	8.29
Granted	1,177,000	9.01
Exercised	(362,541)	9.76
Cancelled or forfeited	(291,233)	8.66
Outstanding as of September 30, 2024	3,836,306	$9.19	8.14
Options exercisable as of September 30, 2024	1,812,990	$9.04	7.50
Vested and expected to vest as of September 30, 2024	3,836,306	$9.19	8.14

The following table summarizes the Company’s unvested option activity under the 2020 Plan for the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	1,729,909	$3.96
Granted	1,177,000	4.81
Vested	(722,029)	3.61
Forfeited	(161,564)	3.60
Unvested at September 30, 2024	2,023,316	$4.61

The weighted-average grant-date fair value per share of stock options granted during the nine months ended September 30, 2024 under the 2020 Plan was $4.81.

As of September 30, 2024, total unrecognized compensation expense related to the unvested stock options was $9.0 million, which is expected to be recognized over a weighted average period of 2.56 years.

Restricted Stock Units

As of September 30, 2024, there were 3,183,941 restricted stock units outstanding under the 2020 Plan.

The following table summarizes the Company’s unvested restricted stock unit activity under the 2020 Plan for the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	2,879,418	$8.51
Granted	2,632,993	11.79
Vested	(1,510,273)	7.90
Forfeited	(818,197)	6.36
Unvested at September 30, 2024	3,183,941	$12.06

As of September 30, 2024, total unrecognized compensation expense related to the unvested restricted stock units was $28.8 million, which is expected to be recognized over a weighted average period of 2.60 years.

SpaceMobile 2024 Incentive Award Plan

On September 10, 2024, the Company’s stockholders approved the AST SpaceMobile, Inc. 2024 Incentive Award Plan (the “2024 Plan”), which replaced and superseded the 2020 Plan, effective July 29, 2024 (the “Effective Date”). Awards may be made under the 2024 Plan covering an aggregate number of Class A Common Stock shares not to exceed the sum of (i) 2,000,000 shares, plus (ii) one share for every one share available for award under the 2020 Plan. Any shares subject to an award under the 2024 Plan or the 2020 Plan that expires, is forfeited, otherwise terminates or is settled in cash, after the Effective Date, shall be added to the shares reserved for issuance under the 2024 Plan. In addition, the number of shares available for issuance under the 2024 Plan may increase on each January 1st occurring following the Effective Date in an amount up to 2,000,000 shares by action of the Company’s Board of Directors or its committee as applicable. Any shares distributed pursuant to an award may consist, in whole or in part, of authorized and unissued common stock, treasury common stock or common stock purchased on the open market. The 2024 Plan provides for the grant of stock options, restricted stock, dividend equivalents, restricted stock units, incentive unit awards, stock appreciation rights, and other stock or cash-based awards. Each incentive unit issued pursuant to an award, if any, shall count as one share for purposes of calculating the aggregate number of shares available for issuance under the 2024 Plan.

One type of equity awards have been granted under the 2024 Plan: service-based and performance-based restricted stock units. Service-based restricted stock units typically vest over a four year service period with 25% of the award vesting on each anniversary of the employee’s vesting commencement date. Performance-based restricted stock units typically vest on the earliest date that any of the following occurs: (i) the Company attains an incremental capital investment, or (ii) other specified performance conditions.

Restricted Stock Units

As of September 30, 2024, there were 1,109,259 restricted stock units outstanding under the 2024 Plan.

The following table summarizes the Company’s unvested restricted stock unit activity under the 2024 Plan for the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	-	$-
Granted	1,109,259	31.36
Vested	-	-
Forfeited	-	-
Unvested at September 30, 2024	1,109,259	$31.36

As of September 30, 2024, total unrecognized compensation expense related to the unvested restricted stock units was $10.2 million, which is expected to be recognized over a weighted average period of 3.19 years.

SpaceMobile 2020 Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”). The aggregate number of common stock shares that may be issued pursuant to rights granted under the ESPP is 2,000,000 shares. If any right granted under the ESPP terminates for any reason without having been exercised, the shares not purchased under such right become available again for issuance under the ESPP. As of September 30, 2024, the Company had not issued any awards under this plan.

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

The consolidated effective tax rate for the three and nine months ended September 30, 2024 was (0.21)% and (0.25)%, respectively, and the consolidated effective tax rate for the three and nine months ended September 30, 2023 was (0.53)% and 0.28% respectively. The difference between the federal statutory tax rate of 21% and the effective tax rate is primarily driven by the Company’s Up-C organizational structure and allocation of AST LLC results to noncontrolling interest holders and the valuation allowance recorded against the Company’s net deferred tax assets.

The Company recorded a net deferred tax asset for the difference between the book value and tax basis of the Company’s investment in AST LLC at the time of the Business Combination. The Company has assessed the realizability of their deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result, the Company has recorded a full valuation allowance against its deferred tax asset resulting from the Business Combination. As of September 30, 2024, there is no valuation allowance recorded against the foreign deferred tax assets as it is more likely than not that the foreign deferred tax assets will be fully realized. The foreign deferred tax assets are subject to foreign exchange risk, which could reduce the amount the Company may ultimately realize.

The Company had no uncertain tax positions as of September 30, 2024 and December 31, 2023.

In conjunction with the Business Combination, the Company also entered into the Tax Receivable Agreement (“TRA”) with AST LLC. Pursuant to the TRA, the Company is required to pay TRA holders (as defined in the TRA) (i) 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) existing tax basis of certain assets of AST LLC and its subsidiaries attributable to the AST LLC Common Units, (B) tax basis adjustments resulting from taxable exchanges of AST LLC Common Units acquired by the Company, (C) tax deductions in respect of portions of certain payments made under the TRA, and (D) certain tax attributes that are acquired directly or indirectly by the Company pursuant to a reorganization transaction. All such payments to the TRA holders (as defined in the TRA) are the obligations of the Company, and not those of AST LLC. As of September 30, 2024, there have been no TRA liabilities recorded.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock (in thousands, except share and per share data):

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Numerator
Net loss before allocation to noncontrolling interest	$(303,080)	$(474,234)
Net loss attributable to noncontrolling interest	(131,134)	(210,008)
Net loss attributable to common stockholders - basic and diluted	$(171,946)	$(264,226)
Denominator
Weighted-average shares of Class A Common Stock outstanding - basic and diluted	155,644,888	139,485,036
Net loss per share attributable to holders of Class A Common Stock - basic and diluted	$(1.10)	$(1.89)

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Numerator
Net loss before allocation to noncontrolling interest	$(50,748)	$(145,553)
Net loss attributable to noncontrolling interest	(29,839)	(89,918)
Net loss attributable to common stockholders - basic and diluted	$(20,909)	$(55,635)
Denominator
Weighted-average shares of Class A Common Stock outstanding - basic and diluted	89,514,621	79,065,471
Net loss per share attributable to holders of Class A Common Stock - basic and diluted	$(0.23)	$(0.70)

As of September 30, 2024, the Company excluded from the calculation of diluted earnings per share 39,747,447 shares of Class B Common Stock, 78,163,078 shares of Class C Common Stock, 3,053,125 Private Placement Warrants, 1,400,506 unvested performance-based restricted stock units, and 25,732,053 shares of Class A Common Stock issuable upon conversion of the Convertible Notes (on an as-converted basis) as their effect would have been to reduce the net loss per share. Therefore, the weighted-average number of shares of Class A Common Stock outstanding used to calculate both basic and diluted net loss per share of Class A Common Stock is the same.

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

On October 10, 2024, the Company and Rakuten Mobile USA Service Inc. (“Rakuten USA”) completed a series of transactions (including a Blocker Merger Transaction as defined in the A&R Operating Agreement, the “Rakuten Transactions”) resulting in the acquisition by Rakuten Mobile, Inc. of 28,520,155 shares of Class A Common Stock in exchange for 28,520,155 shares of AST Common Units previously held by Rakuten USA. As part of the Rakuten Transactions, 28,520,155 shares of Class B Common Stock previously held by Rakuten USA were transferred to the Company and immediately cancelled thereby. After giving effect to the Rakuten Transactions, the separate existence of Rakuten USA ceased.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise noted or where the context requires otherwise, references in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to AST SpaceMobile, Inc. and references to our “management” or our “management team” refer to our officers.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Item 1 of the Quarterly Report and with our Annual Report on Form 10-K for the year ended December 31, 2023, including our audited consolidated financial statements and related notes contained therein. Unless otherwise indicated, all references to “dollars” and “$” in the Quarterly Report are to, and all monetary amounts in the Quarterly Report are presented in, U.S. dollars.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” for the purposes of federal securities laws that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in the Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “plan,” “predict,” “potential,” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in, or implied by, the forward-looking statements, please refer to Part I, Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A. Risk Factors included in the Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are building the first and only global Cellular Broadband network in space to be accessible directly by everyday smartphones (2G/4G-LTE/5G devices) for commercial use, and other applications for government use utilizing our extensive intellectual property (“IP”) and patent portfolio. Our SpaceMobile Service is being designed to provide cost-effective, high-speed Cellular Broadband services to end-users who are out of terrestrial cellular coverage using existing mobile devices. The SpaceMobile Service currently is planned to be provided by a constellation of high-powered, large phased-array satellites in Low Earth Orbit (“LEO”) using low band and middle band spectrum controlled by Mobile Network Operators (“MNOs”). We are headquartered in Texas where we operate 185,000 square feet satellite assembly, integrating and testing (“AIT”) facilities. Our IP portfolio is diverse, containing numerous and various innovations of the direct-to-cell satellite ecosystem from space to Earth. Our IP portfolio consists of 36 patent families worldwide. As of September 30, 2024, we had more than 3,450 patent and patent pending claims worldwide, of which approximately 1,390 have been officially granted or allowed.

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

We launched our BlueWalker 3 (“BW3”) test satellite on September 10, 2022, and announced the completion of the deployment of the communication phased array antenna of the BW3 test satellite in orbit on November 14, 2022. During 2023, using the BW3 test satellite, we successfully completed two-way voice calls directly to standard unmodified smartphones, achieved repeated successful 4G download speeds of above 10 megabits per second (“Mbps”) to standard unmodified smartphones and successful two-way voice calls directly to standard unmodified smartphones using 5G connectivity and successful download speeds of approximately 14 Mbps utilizing 5 megahertz (“MHz”) of low band spectrum. Since then, we have achieved successful download speeds above 21 Mbps, spectral efficiency of approximately 3 bits per hertz, and have also successfully completed initial in-orbit and ground testing for non-communication government applications. We intend to continue testing capabilities of the BW3 test satellite, including further testing with cellular service providers and the government.

We launched five first generation commercial BB satellites (“Block 1 BB satellites”) on September 12, 2024. In October 2024, we completed the deployment of the communication phased array antennas and Q/V antennas in orbit and performed a series of monitoring tests and activities to confirm the successful initial operations of the Block 1 BB satellites. Accordingly, we determined that the five Block 1 BB satellites were ready for their intended use as of October 29, 2024. The total cost incurred for the assembly, integration, testing, launch and deployment of the five Block 1 BB satellites includes direct materials, launch costs, direct labor and overheads including launch insurance attributable to bringing the five Block 1 BB satellites to a working condition and desired location for the intended use. As of September 30, 2024, we incurred approximately $119.0 million, an increase of 3.3% over the previous estimate of $115.0 million, in direct materials and launch costs in connection with the five Block 1 BB satellites.

The SpaceMobile Service has not been launched and therefore has not yet generated any revenue. We currently plan to utilize the five Block 1 BB satellites to initiate a limited, noncontinuous SpaceMobile Service in targeted geographical areas, including in the United States, and validate and test non-commercial government applications and seek to generate revenue from such services. Prior to initiating SpaceMobile Service in each jurisdiction, we will need to obtain regulatory approvals in each jurisdiction where we would provide such service and would need to enter into commercial agreements with MNOs relating to the offering of such service in each jurisdiction. We have received an initial license from the United States Federal Communications Commission (“FCC”) to launch and operate the first five Block 1 BB satellites using S- and UHF-band frequencies to support telemetry, tracking, and control operations. We have entered into a space-based wireless connectivity agreement with AT&T Services, Inc. (“AT&T Services”) to provide SpaceMobile Service to AT&T Services’ end users for use within the continental United States (excluding Alaska) and Hawaii. We also plan to enter into similar commercial agreements with Verizon in the United States. Before we begin providing full commercial SpaceMobile Service in the United States, we will need to obtain additional approvals from the FCC. We are expanding our efforts on ground infrastructure development for commercial readiness and integrating our SpaceMobile Service into the MNOs’ infrastructure to initiate commercial services.

Beginning in the first quarter of 2024, we have recognized revenue from completion of performance obligations under an agreement with a prime contractor for the U.S. Government and expect to continue to recognize revenue throughout 2024 as and when we complete the remaining performance obligations under the agreement. In 2024, we also expect to begin generating revenue from the resale of gateway equipment and associated services to MNOs and other third parties. We believe initiation of limited, noncontinuous SpaceMobile Service, as well as completing the milestones under the agreement with a prime contractor for the U.S. Government, will help to demonstrate the advantages of our satellite-based Cellular Broadband service in the market. These market activities will commence while we continue the development and testing of the next generation of commercial BB satellites.

Our next generation of commercial BB satellites (“Block 2 BB satellites”) are expected to derive greater performance through the introduction of our own AST5000 Application Specific Integrated Circuit (“ASIC”) chip, which we believe will enable materially greater throughput capacity of up to 40 MHz per beam to support 120 Mbps peak data rates and up to 10,000 MHz of processing bandwidth per Block 2 BB satellite, require less power and offer a lower overall unit cost. As of the date of this report, we have completed the design and tape-out of our ASIC chip. Until the qualification and assembly of our ASIC chip is complete, we expect to continue to manufacture and launch Block 2 BB satellites that are based on a FPGA (“Field Programmable Gate Arrays”) chip. The Block 2 BB satellites, featuring up to approximately 2,400 square feet communications array, the largest communication array ever deployed in a LEO for commercial use and more than 3 times bigger than the communications array of the Block 1 BB satellites, are designed to deliver up to 10 times the bandwidth capacity of the Block 1 BB satellites in orbit today. We believe the larger aperture array is expected to provide greater spectrum reuse, enhanced signal strength and increased capacity, thereby reducing the necessary number of satellites to achieve service coverage as compared to smaller apertures.

We continue to make progress towards the completion of the design and development of our Block 2 BB satellites. We are leveraging the technological expertise and manufacturing know-how derived from the assembly and testing of our Block 1 BB satellite in the development and assembly of our Block 2 BB satellites. We are vertically integrated for manufacturing of satellite components and subsystems to reduce our dependency on suppliers, ensure timely supply of satellite components and subsystems to meet our launch timeline, and lower the overall cost of BB satellites. We own or license the IP and control the manufacturing process, either internally or with contract manufacturers, for approximately 95% of the sub-systems planned to be used in our Block 2 BB satellites. We are actively engaged in planning and procurement of materials needed for assembly and readiness of the Block 2 BB satellites to meet our planned launches in 2025 and 2026. Our manufacturing, assembly, and testing strategy includes continuous production and assembly of various components and subsystems for economies of scale, cost efficiencies, and unlocking capacity constraints to complete the final assembly of the Block 2 BB satellites closer to the planned launch timelines.

We have entered into launch agreements with multiple launch service providers which will enable us to commence a planned launch campaign during 2025 and 2026 to launch up to approximately 45 Block 2 BB satellites, with options available to us for additional launch vehicles, up to a total of approximately 60 Block 2 BB satellites. We have commenced assembling and testing the Block 2 BB satellites in accordance with our plan to meet this launch campaign to enable continuous space-based cellular broadband service coverage across key markets such as the United States, Europe, Japan, the U.S. Government and other strategic markets. We expect to send the first next-generation Block 2 BB satellite to the launch provider in March or April 2025, which will commence our launch campaign of up to an additional approximately 60 Block 2 BB satellites in 2025 through 2026. The timing of these launches is contingent on satisfactory and timely completion of the design, assembly and testing of the Block 2 BB satellites, regulatory approvals, readiness of the launch vehicles, availability of launch windows by the launch providers, logistics, our ability to raise capital for manufacturing of satellites and launch payments, and other factors, many of which are beyond our control.

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

We plan to achieve service in the selected, targeted geographical areas with the launch and operation of 25 BB satellites (five Block 1 BB satellites and 20 Block 2 BB satellites) and achieve substantial service in all targeted geographical areas to meet our long term business goals with the launch and operation of approximately 95 BB satellites. We anticipate launching and deploying additional satellites beyond the initial 95 satellites in order to enhance coverage and system capacity in response to incremental market demand. Our current plan is subject to numerous uncertainties, many of which are beyond our control, including timely supply of materials and components, satisfactory and timely completion of design, assembly and testing of the satellites, availability of launch vehicles aligned with our timeline, availability of launch windows by the launch providers, proposed orbits and resulting satellite coverage, launch costs, ability to enter into agreements with MNOs, regulatory approvals, our ability to raise capital, and other factors. We may adopt a strategy for commercial launch of the SpaceMobile Service, including the nature and type of services offered and the geographic areas where we may launch such services, that may differ materially from our current plan.

We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. Please refer to Risk Factors contained in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A. Risk Factors included in the Quarterly Report.

Recent Developments

2024 Equity Distribution Agreement

On September 5, 2024, we entered into a new Equity Distribution Agreement (the “2024 Sales Agreement”) with B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Deutsche Bank Securities Inc., Roth Capital Partners, LLC, Scotia Capital (USA) Inc. and UBS Securities LLC (collectively, the “agents”) to sell shares of our Class A common stock having an aggregate sales price of up to $400.0 million (the “Shares”) through an “at the market offering” program under which the agents act as sales agents. The sales of the Shares made under the 2024 Sales Agreement may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act. The agents sell the Shares based on our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). Under the 2024 Sales Agreement, the agents are entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold.

Under the 2024 Sales Agreement, we issued 3,911,053 shares of our Class A Common Stock during the three months ended September 30, 2024, and received proceeds of $106.9 million, net of commissions paid to the agents and transaction costs. During the three months ended September 30, 2024, we paid commission of $2.8 million to the agents with respect to such sales and incurred initial transaction costs of $0.4 million. Proceeds from the sale of the Class A Common Stock under the 2024 Sales Agreement were and are expected to continue to be used for general corporate purposes.

Exercises and Redemption of Publicly Traded Warrants (“Public Warrants”)

On August 28, 2024, we announced that we would redeem all of our Public Warrants that remained outstanding at 5:00 p.m. New York City time on September 27, 2024 (the “Redemption Date”) for a redemption price of $0.01 per warrant. As a result, during the three months ended September 30, 2024, 13,358,174 Public Warrants were exercised resulting in net proceeds of $153.3 million. In addition, during the three months ended September 30, 2024, 950,000 Private Placement Warrants were exercised on a cashless basis. On the Redemption Date, a total of 236,294 Public Warrants remained unexercised as of 5:00 p.m. New York City time, and we redeemed those Public Warrants for an aggregate redemption price of $2,363. Following the Redemption Date, we had no Public Warrants outstanding. In connection with the redemption, the Public Warrants ceased trading on the Nasdaq and were delisted. Proceeds from the exercises of Public Warrants were and are expected to continue to be used for general corporate purposes.

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

We operate from multiple locations that include our corporate headquarters and 185,000 square feet AIT facilities in Texas where the final AIT is performed, and engineering and development centers elsewhere in the United States and in India, Scotland, Spain and Israel. Our operations in Israel constitute approximately 1% of our total assets as of September 30, 2024 and approximately 9% of total operating expenses for the three and nine months ended September 30, 2024. To date, our operations in Israel have not been materially impacted by the geopolitical conflict in the Middle East. We currently do not expect potential interruptions to our operations in Israel to have a material impact on the Company.

Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to execute on our strategy. We believe that our future results of operations could differ materially from the historical results of operations as we initiate the limited, noncontinuous SpaceMobile Service in certain targeted geographical areas, secure contracts with the U.S. government or its prime contractors for non-commercial use of our BB satellites, complete the qualification and assembly of our ASIC chip, complete the development of the Block 2 BB satellites, increase our capacity and scale to manufacture BB satellites, enter into and operate under launch contracts with multiple launch providers, launch the Block 2 BB satellites, and enter into commercial arrangements with MNOs.

Components of Results of Operations

Revenues

To date, we have not generated any revenues from our SpaceMobile Service and do not expect to generate revenue until we launch the SpaceMobile Service. All revenues recognized during the three and nine months ended September 30, 2024 were generated from completion of performance obligations under an agreement with a prime contractor for the U.S. Government. We expect to continue to recognize revenue under this agreement throughout 2024 as and when we complete the remaining performance obligations under the agreement. We also expect to generate revenue from the resale of gateway equipment and associated services to the MNOs and third parties as and when we complete our performance obligations under these contracts with the customers.

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

Depreciation and Amortization

Depreciation and amortization expense includes depreciation expense related to property and equipment including the BW3 test satellite, as well as definite lived intangible assets. We began depreciating the BW3 test satellite as of April 25, 2023 over its expected remaining useful life of approximately 16 months and it is fully depreciated by August 2024. We expect to begin depreciating the five Block 1 BB satellites on October 29, 2024 over their expected useful life of approximately 60 months.

Gain (Loss) on Remeasurement of Warrant Liabilities

Public Warrants and private placement warrants (“Private Placement Warrants”) issued by us are accounted for as liability-classified instruments at their initial fair value on the date of issuance. They are remeasured at the time of warrant exercises and on each balance sheet date and changes in the estimated fair value are recognized as an unrealized gain or loss in the unaudited condensed consolidated statements of operations.

Interest (Expense) Income, Net

Interest (expense) income, net consists of interest expense and amortization of debt issuance costs associated with our debt arrangements, including convertible notes, net of interest earned on cash and cash equivalents held in interest bearing demand deposit accounts. We expect interest expense to decrease in connection with the repayment of the Senior Secured Credit Facility Loan (as defined below) on November 13, 2024.

Other Income (Expense), Net

Other income (expense), net primarily consists of non-operating expense and income, including foreign exchange gains or losses. In connection with the repayment of the Senior Secured Credit Facility Loan on November 13, 2024, we expect a one-time loss of approximately $11.0 million on extinguishment of debt.

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

Noncontrolling Interest

Noncontrolling interest primarily represents the equity interest in AST LLC held by members other than us. As of September 30, 2024, noncontrolling interest in AST LLC was approximately 41.0%. We attribute a portion of net income or loss generated at AST LLC to the noncontrolling interest based on their ownership interests.

Results of Operations

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

We report our results of operations under one operating segment. The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023 (in thousands), and the discussion that follows compares the three months ended September 30, 2024 to the three months ended September 30, 2023.

	For the Three Months Ended September 30,
	(unaudited)
	2024	2023	$ Change	% Change
Revenues	$1,100	$-	$1,100	100%

Operating expenses:
Engineering services costs	21,828	19,523	2,305	12
General and administrative costs	15,551	10,995	4,556	41
Research and development costs	14,724	9,418	5,306	56
Depreciation and amortization	14,543	19,029	(4,486)	(24)
Total operating expenses	66,646	58,965	7,681	13

Other income (expense):
(Loss) gain on remeasurement of warrant liabilities	(236,912)	7,481	(244,393)	(3,267)
Interest (expense) income, net	(1,386)	495	(1,881)	(380)
Other income (expense), net	1,410	507	903	(178)
Total other income (expense), net	(236,888)	8,483	(245,371)	(2,893)

Loss before income tax (expense) benefit	(302,434)	(50,482)	(251,952)	(499)
Income tax (expense) benefit	(646)	(266)	(380)	143
Net loss before allocation to noncontrolling interest	(303,080)	(50,748)	(252,332)	(497)

Net loss attributable to noncontrolling interest	(131,134)	(29,839)	(101,295)	(339)
Net loss attributable to common stockholders	$(171,946)	$(20,909)	$(151,037)	(722)%

Revenues

Revenues for the three months ended September 30, 2024 were attributable to completion of performance obligations under an agreement with a prime contractor for a U.S. Government contract, which was entered into in the first quarter of 2024. We had no such agreements in the three months ended September 30, 2023.

Engineering Services Costs

Total engineering services costs increased by $2.3 million, or 12%, to $21.8 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily attributable to an increase of $2.5 million in payroll and employee related costs, partially offset by a decrease of $0.2 million in AIT facilities and engineering development centers costs, including managing mission operations and ground infrastructure.

General and Administrative Costs

Total general and administrative costs increased by $4.6 million, or 41%, to $15.6 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily driven by a $3.3 million increase in stock-based compensation expense and other employee related costs and a $1.3 million increase in professional services fees.

Research and Development Costs

Total R&D costs increased by $5.3 million, or 56%, to $14.7 million for the three months ended September 30, 2024 as compared to three months ended September 30, 2023. The increase in R&D costs was primarily related to the tape-out, which is the final pre-production step, of our ASIC chip. This increase was marginally offset by a decrease in R&D costs associated with the completion and launch of the Block 1 BB satellites.

Depreciation and Amortization

Total depreciation and amortization expense decreased by $4.5 million, or 24%, to $14.5 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The decrease was primarily due to the BW3 test satellite being fully depreciated as of August 30, 2024.

(Loss) gain on Remeasurement of Warrant Liabilities

The increase in fair value of warrant liabilities at the time of warrant exercises and the fair value adjustment at September 30, 2024 for Private Placement Warrants resulted in a loss of $236.9 million for the three months ended September 30, 2024 as compared to a gain of $7.5 million for the three months ended September 30, 2023. The increase was largely due to redemption of the Public Warrants that resulted in a significant number of Public Warrant exercises as well as a significant increase in our share price.

Interest (Expense) Income, Net

Interest expense, net was $1.4 million for the three months ended September 30, 2024, as compared to interest income, net of $0.5 million for the three months ended September 30, 2023. The net change of $1.9 million was primarily attributed to an increase of $4.0 million in interest expense and amortization of debt issuance costs incurred in connection with our debt arrangements, partially offset by a $2.1 million increase in interest income earned on cash and cash equivalents held in interest bearing demand deposit accounts.

Other Income (Expense), Net

Other income, net was $1.4 million for the three months ended September 30, 2024, as compared to other income, net of $0.5 million for the three months ended September 30, 2023. The net change of $0.9 million was primarily due to a $2.0 million increase in other non-operating income, partially offset by a $1.1 million increase largely due to foreign exchange loss.

Income Tax (Expense) Benefit

The income tax expense was $0.6 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively. The consolidated effective tax rate for the three months ended September 30, 2024 and 2023 was (0.21)% and (0.53)%, respectively. Refer to Note 10: Income Taxes in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $131.1 million for the three months ended September 30, 2024 as compared to $29.8 million in the three months ended September 30, 2023. This increase in net loss correlates with the increase in net loss generated at AST LLC given the noncontrolling interest represents a portion of such net loss.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

We report our results of operations under one operating segment. The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2024 and 2023 (in thousands), and the discussion that follows compares the nine months ended September 30, 2024 to the nine months ended September 30, 2023.

	For the Nine Months Ended September 30,
	(unaudited)
	2024	2023	$ Change	% Change
Revenues	$2,500	$-	$2,500	100%

Operating expenses:
Engineering services costs	62,546	58,818	3,728	6
General and administrative costs	45,677	31,073	14,604	47
Research and development costs	23,435	36,721	(13,286)	(36)
Depreciation and amortization	54,880	34,877	20,003	57
Total operating expenses	186,538	161,489	25,049	16

Other income (expense):
(Loss) gain on remeasurement of warrant liabilities	(284,839)	21,454	(306,293)	(1,428)
Interest (expense) income, net	(5,846)	4,311	(10,157)	(236)
Other income (expense), net	1,661	(10,237)	11,898	116
Total other income (expense), net	(289,024)	15,528	(304,552)	(1,961)

Loss before income tax (expense) benefit	(473,062)	(145,961)	(327,101)	(224)
Income tax (expense) benefit	(1,172)	408	(1,580)	(387)
Net loss before allocation to noncontrolling interest	(474,234)	(145,553)	(328,681)	(226)

Net loss attributable to noncontrolling interest	(210,008)	(89,918)	(120,090)	(134)
Net loss attributable to common stockholders	$(264,226)	$(55,635)	$(208,591)	(375)%

Revenues

Revenues for the nine months ended September 30, 2024 were attributable to completion of performance obligations under an agreement with a prime contractor for a U.S. Government contract, which was entered into in the first quarter of 2024. We had no such agreements in the nine months ended September 30, 2023.

Engineering Services Costs

Total engineering services costs increased by $3.7 million, or 6%, to $62.5 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily attributable to an increase of $4.3 million in AIT facilities and engineering development centers costs including managing mission operations and ground infrastructure and an increase of $1.1 million in travel expenses, partially offset by a $1.7 million decrease in payroll and employee related costs.

General and Administrative Costs

Total general and administrative costs increased by $14.6 million, or 47%, to $45.7 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily driven by a $12.4 million increase in stock-based compensation expense and other employee related costs, a $0.8 million increase in professional services, a $1.0 million increase in office and facilities expenses, and a $0.4 million increase in travel expenses.

Research and Development Costs

Total R&D costs decreased by $13.3 million, or 36%, to $23.4 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease in R&D costs were driven by completion of design and development of certain sub systems for the Block 2 BB satellites, completion of certain milestones related to the development of ground infrastructure programs for commercial readiness, and overall completion and launch of the Block 1 BB satellites. While overall R&D costs decreased, expenses related to our ASIC chip increased due to the tape-out, which is the final pre-production step of our ASIC chip.

Depreciation and Amortization

Total depreciation and amortization expense increased by $20.0 million, or 57%, to $54.9 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily due to the commencement of the BW3 test satellite depreciation from April 25, 2023.

(Loss) Gain on Remeasurement of Warrant Liabilities

The increase in fair value of warrant liabilities at the time of warrant exercises and the fair value adjustment at quarter end for Private Placement Warrants resulted in a loss of $284.8 million for the nine months ended September 30, 2024 as compared to a gain of $21.5 million during the nine months ended September 30, 2023. The increase was largely due to the redemption of the Public Warrants that resulted in a significant number of Public Warrant exercises as well as a significant increase in our share price.

Interest (Expense) Income, Net

Interest expense, net was $5.8 million for the nine months ended September 30, 2024, as compared to the interest income, net of $4.3 million for the nine months ended September 30, 2023. The net change of $10.1 million was primarily attributed to an increase of $13.2 million in interest expense and amortization of debt issuance costs incurred in connection with our debt arrangements, partially offset by a $3.1 million increase in interest income earned on cash and cash equivalents held in interest bearing demand deposit accounts.

Other Income (Expense), net

Other income, net was $1.7 million for the nine months ended September 30, 2024 as compared to other expense, net of $10.2 million for the nine months ended September 30, 2023. The net change of $11.9 million was primarily due to a nonrecurring $10.0 million payment due to a related party recognized in the first quarter of 2023 and a $4.6 million increase in other non-operating income, partially offset by a $2.2 million increase in loss on disposal of fixed assets and a $0.5 million increase in foreign exchange loss.

Income Tax (Expense) Benefit

The income tax expense was $1.2 million for the nine months ended September 30, 2024 as compared to the income tax benefit of $0.4 million for the nine months ended September 30, 2023. The consolidated effective tax rate for the nine months ended September 30, 2024 and 2023 was (0.25)% and 0.28%, respectively. Refer to Note 10: Income Taxes in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $210.0 million for the nine months ended September 30, 2024 as compared to $89.9 million for the nine months ended September 30, 2023. This increase in net loss correlates with the increase in net loss generated at AST LLC given the noncontrolling interest represents a portion of such net loss.

Liquidity and Capital Resources

Our current sources of liquidity are cash and cash equivalents on hand and access to the 2024 ATM Equity Program (as described below). As of September 30, 2024, we had $518.9 million of cash and cash equivalents on hand, which included $2.5 million of restricted cash. During the three months ended September 30, 2024, we raised a total of $298.2 million in net proceeds from the exercises of Public Warrants (as described below) and the sale of shares of our Class A Common Stock under the 2022 ATM Equity Program (as described below) and the 2024 ATM Equity Program. We believe our cash and cash equivalents on hand and our ability to raise capital through access to the 2024 ATM Equity Program will be sufficient to meet our current working capital needs, planned operating expenses and capital expenditures for a period of 12 months from the date of this Quarterly Report.

The design, assembly, integration, testing and launch of satellites and related ground infrastructure is capital intensive. As of September 30, 2024, we incurred approximately $119.0 million in direct materials and launch costs in connection with the five Block 1 BB satellites launched on September 12, 2024. We currently estimate the average capital costs, consisting of direct materials and launch costs, for a constellation of 90 Block 2 BB satellites to be approximately $19.0 million to $21.0 million per satellite. The increase from previous estimates of $16.0 million to $18.0 million per satellite is driven by higher launch costs based on the recently executed multi-launch services agreements. The estimated average capital cost per Block 2 BB satellite is based on securing future launch contracts with more favorable terms, diversifying our supply chain to include cost-effective and low-cost suppliers, cost reductions due to the benefits of economies of scale, continuous process improvements, and other factors. If we are unable to achieve the supply chain diversifications, cost reductions, process improvements, and secure favorable future launch contracts, the average capital cost of the Block 2 BB satellites will be higher and such variations could be material.

We believe we need to launch and operate 25 BB satellites (five Block 1 BB satellites and 20 Block 2 BB satellites) in order to provide coverage to the most commercially attractive MNO markets. In addition to the cash and cash equivalents we had on hand as of September 30, 2024, we currently estimate we will need to raise approximately $120.0 million to $170.0 million to meet our current working capital needs including debt repayments, fund operating expenses and capital expenditures necessary to design, assemble and launch 20 Block 2 BB satellites and operate a constellation of 25 BB satellites. We believe the operation of a constellation of 25 BB satellites will enable us to secure additional sources of financing, including potentially generating free cash flows, to fund the buildup of the remaining constellation. Our launch agreements with multiple launch providers enable us to commence a planned launch campaign during 2025 and 2026 to launch up to approximately 45 Block 2 BB satellites, with options available to us for additional launch vehicles, up to a total of approximately 60 Block 2 BB satellites. Subject to our ability to raise additional capital, this provides us with a flexible option to opportunistically accelerate the buildup of the constellation of up to approximately 65 BB satellites (five Block 1 BB satellites and 60 Block 2 BB satellites) needed to enable continuous space-based cellular broadband service coverage across key markets such as the United States, Europe, Japan, the U.S. Government and other strategic markets.

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

During the nine months ended September 30, 2024, there were no material changes in the contractual minimum principal and interest payments required on all of our outstanding debt and operating leases described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, other than above, and the mandatory prepayment of the Senior Secured Credit Facility Loan related to raising capital from the issuance of equity interests in excess of the defined threshold as described below.

As of September 30, 2024, we had contractual commitments with third parties in the aggregate amount of $130.7 million related to the procurement of BB satellite components, R&D programs, capital improvements, and future launch payments for a Block 2 BB satellite under a certain launch agreement. We entered into additional launch agreements with multi-launch service providers during the fourth quarter of 2024. In accordance with the agreements, the launch payments are payable in installments based on certain milestones, and in certain cases, are contingent upon launch providers meeting certain milestones as defined in the agreements. If the launch providers do not meet these milestones, we have rights to cancel launches or terminate the agreement without incurring a fee. The minimum commitments under these launch agreements are approximately $105.0 million.

2022 Equity Distribution Agreement

On September 8, 2022, we entered into an Equity Distribution Agreement (the “Sales Agreement” or “2022 ATM Equity Program”) with Evercore Group L.L.C. and B. Riley Securities, Inc. (collectively, the “agents”) to sell shares of our Class A Common Stock having an aggregate sales price of up to $150.0 million through an “at the market offering” program under which the agents acted as sales agents. The agents were entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold. As of

September 30, 2024, we have sold shares of our Class A Common Stock up to the authorized amount under the Sales Agreement; accordingly, the Sales Agreement has terminated pursuant to its terms. Proceeds from the sale of our Class A Common Stock under the Sales Agreement were used for general corporate purposes.

2024 Equity Distribution Agreement

On September 5, 2024, we entered into a new Equity Distribution Agreement (the “2024 Sales Agreement” or “2024 ATM Equity Program”) with B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Deutsche Bank Securities Inc., Roth Capital Partners, LLC, Scotia Capital (USA) Inc. and UBS Securities LLC (collectively, the “agents”) to sell shares of our Class A Common Stock having an aggregate sales price of up to $400.0 million through an “at the market offering” program under which the agents will act as sales agents. The agents are entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold. We plan to raise capital, as and when needed, under the 2024 Sales Agreement at our sole discretion. Proceeds from the sale of our Class A Common Stock under the 2024 Sales Agreement were and will continue to be used for general corporate purposes.

Public Warrants Exercises

On August 28, 2024, we announced that we would redeem all of our Public Warrants that remained outstanding at 5:00 p.m. New York City time on September 27, 2024 for a redemption price of $0.01 per warrant. As a result, 13,358,174 Public Warrants were exercised for shares of our Class A Common Stock during the nine months ended September 30, 2024 resulting in net proceeds of $153.3 million. Proceeds from the exercise of Public Warrants were used for general corporate purposes.

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

Senior Secured Credit Facility Loan

On August 14, 2023, we entered into a senior secured term loan credit agreement with ACP Post Oak Credit II LLC as administrative agent and collateral agent and Atlas Credit Partners, LLC (“Atlas”) as lender, providing for a principal loan commitment of up to $100.0 million (the “Atlas Credit Agreement”), of which $48.5 million was borrowed upon closing.

The initial borrowing of $48.5 million accrued interest at a fixed rate equal to the three-month secured overnight financing rate (“SOFR”) as of the closing date plus 9.625% per annum equal to 14.75% (the “Atlas Fixed Rate”), payable on the last business day of each fiscal quarter.

The borrowing amounts are payable at maturity on August 14, 2026 and are subject to mandatory prepayments upon the occurrence of certain specified events, including raising capital from issuance of equity interests in excess of certain threshold as defined in the Atlas Credit Agreement.

As of September 30, 2024, the mandatory prepayment event related to raising capital from issuance of equity interests in excess of the defined threshold was triggered. On November 13, 2024, we repaid the principal amount, including the exit fee, call premium and accrued interest aggregating to approximately $54.9 million.

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

On May 10, 2024, AST LLC and AT&T Services entered into the AT&T Commercial Agreement for AST LLC to provide, and AT&T Services to purchase access to and utilize our network and satellite services to provide service offerings to AT&T Services’ end users enabled by the satellite services for use within the continental United States (excluding Alaska) and Hawaii. AT&T Services will pay to AST LLC a percentage of the gross monthly revenue AT&T Services bills to its end users for the services enabled by the satellite services. In addition, with the launch and successful initial operation of the five Block 1 BB satellites, a non-refundable commercial payment of $20.0 million is due to AST LLC from AT&T Services. This payment will be credited against AST LLC’s future share of gross monthly revenue. The AT&T Commercial Agreement expires on December 31, 2030, subject to auto-renewal for successive two-year periods unless either party terminates in accordance with the terms of the AT&T Commercial Agreement.

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2024 and 2023 (in thousands):

	For the Nine Months Ended September 30,
	(unaudited)
	2024	2023
Cash, cash equivalents, and restricted cash	$518,886	$135,726
Cash used in operating activities	(97,703)	(124,041)
Cash used in investing activities	(92,095)	(96,462)
Cash provided by financing activities	620,426	117,368

Operating activities

Cash used in operating activities was $97.7 million for the nine months ended September 30, 2024, as compared to cash used in operating activities of $124.0 million for the nine months ended September 30, 2023. The $26.3 million decrease was attributable to a decrease of $15.5 million in expenses to support operations during the nine months ended September 30, 2024 and a decrease of $10.8 million in working capital.

Investing activities

Cash used in investing activities was $92.1 million for the nine months ended September 30, 2024, as compared to cash used in investing activities of $96.5 million for the nine months ended September 30, 2023. The $4.4 million decrease in cash used in investing activities was attributable to a decrease in purchases of property and equipment, including procurement of BB satellite materials.

Financing activities

Cash provided by financing activities was $620.4 million during the nine months ended September 30, 2024, as compared to cash provided by financing activities of $117.4 million during the nine months ended September 30, 2023. The $503.0 million increase in cash provided by financing activities was attributable to an additional $81.7 million in net proceeds from the issuance of debt, including convertible notes, $153.3 million increase in proceeds from exercise of Public Warrants, a $268.6 million increase in net proceeds from the sale of Class A Common Stock from public offerings and under the 2022 and 2024 ATM Equity Program and a $0.4 million net decrease related to stock-based compensation awards.

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

Until such time, if ever, as we can generate substantial revenues to support our cost structure, we expect to finance cash needs through a combination of equity offerings, debt financings and commercial and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of stockholders will be, or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of September 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

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

Delaware Class Action Litigations

Following books and records demands pursuant to 8 Del. C. § 220, two stockholders filed putative class action complaints in the Delaware Court of Chancery against the Company, certain current and former directors and officers of the Company and its predecessor entity and manager, New Providence Acquisition Corp. and New Providence Management LLC, and Abel Avellan, alleging claims of breach of fiduciary duties, aiding and abetting such breaches, and unjust enrichment, relating to the de-SPAC merger. The first of those complaints, Taylor v. Coleman, et al. (C.A. No. 2023-1292), was filed on December 27, 2023, and the second, Drulias v. New Providence Management LLC, et al., was filed on March 29, 2024 (collectively, the “Delaware Stockholder Class Actions”). On March 15, 2024, prior to the filing of the Drulias action, the defendants had moved to dismiss the Taylor action. On April 29, 2024, the court entered a stipulation by the parties to both actions to be consolidated under the caption In re AST SpaceMobile, Inc. Stockholders Litigation (C.A. No. 2023-1292), and for the plaintiffs to file a consolidated amended complaint by May 29, 2024. Plaintiffs filed a consolidated complaint on May 29, 2024, which asserts the same claims and seeks the same damages—equitable relief and unspecified monetary damages. On July 15, 2024, the defendants moved to dismiss the consolidated complaint. The court has scheduled a hearing on the Motion to Dismiss for February 3, 2025.

Federal Class Action Litigations

The Company and certain of its current executive officers have been named as defendants in a putative stockholder class action lawsuit pending in the United States District Court for the Western District of Texas. The action is styled Klarkowski v. AST SpaceMobile, Inc., No. 7:24-cv-00102-DC-RCG (W.D. Tex.) (the “Securities Class Action”). The complaint in the Securities Class Action, which was filed on April 17, 2024, alleges that defendants violated the Exchange Act and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions relating to the status and timeline of satellite production, and that the current executive officers named as defendants are control persons under Section 20(a) of the Exchange Act. The complaint is filed on behalf of shareholders who purchased shares of the Company’s common stock between November 14, 2023 and April 1, 2024 (“Class Period”), and seeks monetary damages on behalf of the purported class. On July 9, 2024, the Court appointed a Lead Plaintiff for the putative class and approved his choice of Lead Counsel. On September 9, 2024, the Lead Plaintiff voluntarily dismissed the Securities Class Action without prejudice.

The Company has been named as a nominal defendant and certain of its current and former executive officers and directors have been named as defendants in a derivative lawsuit pending in the United States District Court for the Western District of Texas. The action is styled Hanna v. Avellan, et al., No. 7:24-cv-00171-DC-RCG (W.D. Tex.) (the “Derivative Action”). The complaint in the Derivative Action, which was filed on July 23, 2024, asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and violations of the Exchange Act against all defendants and claims for contribution under the federal securities laws against certain of the defendants. The parties filed an Agreed Motion for Voluntary Dismissal, which the court granted on October 16, 2024.

Item 1A. Risk Factors.

For a detailed discussion of the risks and uncertainties related to our business, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, except as specified below.

We will need to raise additional funds for continued operations and to initiate our planned SpaceMobile Service. These funds may not be available to us when we need them on favorable terms or at all. If we cannot raise additional funds when needed in the future, our financial condition and prospects will be negatively affected.

We will need to raise significant additional capital for operating and capital expenditures to design, assemble and launch our Block 2 BB satellites and operate a constellation needed to provide continuous global cellular broadband service coverage.

We currently estimate the average capital costs, consisting of direct materials and launch costs, for a constellation of 90 Block 2 BB satellites to be approximately $19.0 million to $21.0 million per satellite. We have entered into launch agreements with multiple launch service providers which will enable us to commence a planned launch campaign during 2025 and 2026 to launch up to approximately 45 Block 2 BB satellites, with options available to us for additional launch vehicles, up to a total of approximately 60 Block 2 BB satellites. While launch agreements for our satellites are critical in facilitating our ability to provide the SpaceMobile Service, these contracts and future contracts, once executed, increase our financial risks significantly.

We intend to seek to raise additional capital to fund the design, assembly and launch of our constellation and operation of the commercial services through the issuance of equity, equity-linked or debt securities (secured or unsecured), secured or unsecured loans or other debt facilities, and credit from government or financial institutions or commercial partners, including through our existing 2024 ATM Equity Program.

Our ability to access the capital markets during this period of volatility may require us to modify our current expectations. There can be no assurance that additional funds will be available to us on favorable terms or at all. If we cannot raise additional funds when needed in the future, our financial condition, results of operations, business and prospects will be materially and adversely affected, including as a result of the need to cancel launch agreements and related incurrence of significant termination fees to cancel those launch contracts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about redemptions of our Public Warrants during the three months ended September 30, 2024:

Period	Total Number of Public Warrants Redeemed	Average Price Paid Per Public Warrant	Total Number of Public Warrants Redeemed as Part of Publicly Announced Program (1)	Maximum Number of Public Warrants that May Yet Be Redeemed Under the Plans or Programs (1)
July 1 through July 31, 2024	-	-	-	-
August 1 through August 31, 2024	-	-	-	-
September 1 through September 30, 2024	236,294	$0.01	236,294	-
	236,294		236,294

(1)
On August 28, 2024, we announced that we would redeem all of our Public Warrants that remained outstanding at 5:00 p.m. New York City time on the Redemption Date for a redemption price of $0.01 per warrant. On the Redemption Date, a total of 236,294 Public Warrants remained unexercised as of 5:00 p.m. New York City time, and we redeemed those Public Warrants for an aggregate redemption price of $2,363. In connection with the redemption, the Public Warrants ceased trading on the Nasdaq and were delisted. Prior to the Redemption Date, a total of 13,358,174 Public Warrants were exercised resulting in issuances of 13,358,174 shares of our Class A Common Stock under such Public Warrants and net proceeds of $153.3 million. Also during the three months ended September 30, 2024, a total of 950,000 Private Placement Warrants were exercised on a cashless basis, resulting in net issuances of 613,276 shares of our Class A Common Stock under such Private Placement Warrants.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

In the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

10.1

Equity Distribution Agreement, among AST SpaceMobile, Inc., AST & Science, LLC and B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Deutsche Bank Securities Inc., Roth Capital Partners, LLC, Scotia Capital (USA) Inc. and UBS Securities LLC dated September 5, 2024 (incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 5, 2024).

10.2†	AST SpaceMobile, Inc. 2024 Incentive Award Plan. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2024).
10.3	AST SpaceMobile, Inc. 2024 Incentive Award Plan - Form of Restricted Stock Unit Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Management contract or compensatory plan or arrangement

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AST SPACEMOBILE, INC.

Date: November 14, 2024	By:	/s/ Abel Avellan
	Name:	Abel Avellan
	Title:	Chairman and Chief Executive Officer
Principal Executive Officer

Date: November 14, 2024	By:	/s/ Andrew M. Johnson
	Name:	Andrew M. Johnson
	Title:	Chief Financial Officer and Chief Legal Officer
Principal Financial Officer