Form 10-K
period 2024-12-31
AST SpaceMobile, Inc.
filed 2025-03-03
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☒ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of June 30, 2024, the last day of the registrant’s most recently completed second fiscal quarter, was $1,701.3 million. The registrant has no non-voting common stock.

As of February 27, 2025, there were 227,101,453 shares of Class A common stock, $0.0001 per value, 11,227,292 shares of Class B common stock, $0.0001 par value, and 78,163,078 shares of Class C common stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2025 definitive proxy statement are incorporated by reference into Part III of this Form 10-K. The 2025 definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

AST SPACEMOBILE, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2024

i

Certain Terms Used in this Annual Report

References in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”) to “we,” “us” or the “Company” refer to AST SpaceMobile, Inc. (formerly known as New Providence Acquisition Corp.). References to our “management” or our “management team” refer to our officers and directors. Additionally, unless the context otherwise requires, references in this Annual Report to:

•
“A&R Operating Agreement” refers to that certain Fifth Amended and Restated Limited Liability Company Operating Agreement of AST LLC.
•
“American Tower” refers to ATC TRS II LLC, a Delaware limited liability company.
•
“Antares” refers to Antares Technologies LLC, a Delaware limited liability company.
•
“AST Equityholders” refers to Avellan, Antares, Vodafone, American Tower and Rakuten USA prior to the Rakuten Transactions and refers to Avellan, Antares, Vodafone, American Tower and Rakuten Inc. after the Rakuten Transactions.
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
•
“AT&T” collectively refers to AT&T Ventures Investment, Inc., AT&T Services, Inc. and AT&T, Inc.
•
“Avellan” refers to Abel Avellan.
•
“BB satellites” refers to BlueBird satellites.
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
•
“Common Stock” refers collectively to Class A Common Stock, Class B Common Stock and Class C Common Stock.
•
“Continuous SpaceMobile Service” with respect to a particular geographical market means close to 100% reliable persistent service across the geographical areas within certain latitudes and a substantially high degree of reliable persistent service across the remaining geographical areas outside the said latitudes.
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
“Google” refers to Google, LLC.
•
“Invesat” refers to Invesat LLC, a Delaware limited liability company.
•
“LEO” refers to low Earth orbit.
•
“Ligado” refers collectively to Ligado Networks LLC and certain of its direct and indirect subsidiaries.
•
“LTE” refers to long-term evolution.
•
“MIMO” refers to Multiple-Input Multiple-Output.
•
“MNOs” refers to Mobile Network Operators.
•
“Prior AST Operating Agreement” means that certain Fourth Amended and Restated Limited Liability Company Operating Agreement of AST LLC.
•
“Public warrants” are to the warrants sold by the Company as part of the units in its initial public offering and any additional warrants issued pursuant to the Warrant Agreement that trade with the outstanding public warrants.
•
“Rakuten” refers to Rakuten Mobile Singapore PTE. LTD, a Singapore private limited company.
•
“Rakuten Inc.” refers to Rakuten Mobile, Inc., a Japan corporation.
•
“Rakuten USA” refers to Rakuten Mobile USA Service Inc., a Delaware corporation.
•
“SpaceMobile Service” refers to the mobile broadband network that is expected to provide connectivity to standard, unmodified, off-the-shelf mobile phones or 2G/4G LTE/5G devices from the Company’s satellite network.
•
“Sponsor” refers to New Providence Acquisition Management LLC, a Delaware limited liability company.
•
“Stockholder Parties” refers collectively to Sponsor and the AST Equityholders.
•
“Stockholders’ Agreement” refers to that Certain Stockholders’ Agreement, dated as of April 6, 2021, by and among the Company and the Stockholders Parties.
•
“Amended Stockholders’ Agreement” refers to that Certain Stockholders’ Agreement, dated as of June 5, 2024, by and among the Company, the AST Equityholders, and AT&T.
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
•
“TRA Holders” refers to the TRA Holders as defined in the Tax Receivable Agreement.
•
“Units” are to the units sold in our initial public offering, each of which consisted of one share of our Class A Common Stock and three-quarters of one public warrant.
•
“Verizon” collectively refers to Cellco Partnership, a Delaware general partnership doing business as Verizon Wireless, and its controlled and/or managed affiliates and Verizon Communications, Inc.
•
“Vodafone” collectively refers to Vodafone Ventures Limited, a private limited company incorporated under the Laws of England and Wales and Vodafone Procurement Company S.à r.l.
•
“Warrant Agreement” are to that certain Warrant Agreement, dated as of September 13, 2019, between Continental Stock Transfer & Trust Company and the Company.
•
“2G” and “5G” each refer to generations of mobile technology.
•
“4G LTE” refers to fourth generation long-term evolution.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” for the purposes of federal securities laws that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “plan,” “predict,” “potential,” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•
our strategies and future financial performance, including our business plans or objectives, products and services, pricing, marketing plans, operating expenses, market trends, revenues, liquidity, cash flows and uses of cash and capital expenditures;
•
expected functionality of the SpaceMobile Service;
•
the timing of the assembly, integration and testing as well as regulatory approvals for the launch of our next generation of commercial BB satellites (“Block 2 BB satellites”);
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
•
the possibility we may be adversely affected by other economic, business and/or competitive factors;
•
the outcome of any legal proceedings that may be instituted against us;
•
our ability to deal appropriately with conflicts of interest in the ordinary course of our business;
•
our ability to consummate the proposed strategic transaction with Ligado, including our ability to realize the anticipated benefits of our proposed transaction with Ligado and to raise the contemplated financing to fund such transaction; and
•
other factors detailed under the section entitled “Risk Factors.”

Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Item 1A. Risk Factors. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Our Company

We are building the first and only global Cellular Broadband network in space to be accessible directly by everyday smartphones (2G/4G-LTE/5G devices) for commercial use, and other applications for government use utilizing our extensive intellectual property (“IP”) and patent portfolio. The SpaceMobile Service is being designed to provide cost-effective, high-speed Cellular Broadband services to end-users who are out of terrestrial cellular coverage using existing mobile devices. The SpaceMobile Service currently is planned to be provided by a constellation of high-powered, large phased-array satellites in low Earth orbit (“LEO”) using low-band and mid-band spectrum controlled by Mobile Network Operators (“MNOs”).

We intend to work with MNOs to offer the SpaceMobile Service to the MNOs’ end-user customers. Our vision is that users will not need to subscribe to the SpaceMobile Service directly through us, nor will they need to purchase any new or additional equipment. Instead, users will be able to access the SpaceMobile Service when prompted on their mobile device that they are no longer within range of the land-based facilities of the MNOs or will be able to purchase a plan directly with their existing mobile provider. We intend to seek to use a revenue-sharing business model for SpaceMobile Service in our agreements with MNOs.

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

We also intend to leverage our patented technology, including large phased array and high power capability of our BlueWalker 3 (“BW3”) test satellite and our BB satellites, for a variety of applications in the government sector. To this end, we have entered into agreements with prime contractors for the United States (“U.S.”) government to perform certain tasks and intend to seek to enter into other similar agreements with the U.S. government, either directly or through prime contractors, to develop and test certain non-communication applications and, once qualified, provide certain non-communication and communication services through our satellites.

On April 1, 2019, we launched our first test satellite, BlueWalker 1 (“BW1”), which was used to validate our satellite to cellular architecture and was capable of managing communications delays from LEO and the effects of doppler in a satellite to ground cellular environment using the 4G-LTE protocol.

We launched our BW3 test satellite on September 10, 2022, and announced the completion of the deployment of the communication phased array antenna of the BW3 test satellite in orbit on November 14, 2022. Using the BW3 test satellite, we successfully completed two-way 5G voice calls directly to standard unmodified smartphones, achieved repeated successful download speeds of above 21 megabits per second (“Mbps”) to standard unmodified smartphones and spectral efficiency of approximately 3 bits per second per hertz. We have also successfully completed initial in-orbit and ground testing for non-communication government applications. We intend to continue testing capabilities of the BW3 test satellite, including further testing with cellular service providers and the U.S. government.

We launched five first generation commercial BB satellites (“Block 1 BB satellites”) on September 12, 2024. The Block 1 BB satellites are of similar size and weight to the BW3 test satellite and have ten times higher throughput than the BW3 test satellite. In October 2024, we completed the deployment of the communication phased array antennas and Q/V antennas in orbit and performed a series of monitoring tests and activities to confirm the successful initial operations of the Block 1 BB satellites. In January 2025, we successfully made the first SpaceMobile video call from space with Vodafone using standard unmodified smartphones. In February 2025, we completed the voice and video call tests on standard unmodified smartphones with AT&T and Verizon in the U.S. and also completed the tests for non-communication applications for the U.S. government. All five Block 1 BB satellites have participated in the tests at various stages. We expect to continue testing for SpaceMobile Service including beta testing prior to rollout of initial noncontinuous SpaceMobile Service in select markets including the United States, Europe and Japan.

Our next generation of commercial BB satellites (“Block 2 BB satellites”) featuring up to approximately 2,400 square feet communication array, the largest communication array to be ever deployed in a LEO for commercial use and more than three times bigger than the communication array of the Block 1 BB satellites in orbit today, are designed to deliver up to 10 times the bandwidth capacity of the Block 1 BB satellites. We believe the larger aperture array is expected to provide greater spectrum reuse, enhanced signal strength and increased capacity, thereby reducing the necessary number of satellites to achieve service coverage as compared to smaller apertures. In addition, when we introduce our own AST5000 Application Specific Integrated Circuit (“ASIC”) chip in the Block 2 BB satellites, we expect to achieve materially greater throughput capacity of up to 40 MHz per beam to support 120 Mbps peak data rates and up to 10,000 MHz of processing bandwidth per Block 2 BB satellite, require less power and offer a lower overall unit cost. We have reached key production milestones and are in initial production phase of the first batch of the ASIC chip. Until we introduce our ASIC chip in Block 2 BB satellites, we expect to continue to manufacture and launch Block 2 BB satellites that are based on a Field Programmable Gate Arrays (“FPGA ”) chip.

We have entered into launch agreements with multiple launch service providers which will enable us to commence a planned launch campaign during 2025 and 2026 to launch approximately 60 Block 2 BB satellites. We have commenced assembling and testing the Block 2 BB satellites in accordance with our plan to meet this launch campaign to enable Continuous SpaceMobile Service coverage across key markets such as the United States, Europe, Japan and other strategic markets as well as to facilitate U.S. government applications. We expect to ship the first next-generation Block 2 BB satellite to the launch provider by the end of April 2025 for a launch estimated to occur shortly thereafter, which will commence our launch campaign of approximately 60 Block 2 BB satellites in 2025 through 2026. The timing of shipment of the first Block 2 BB satellite is contingent on a number of factors including satisfactory and timely completion of the assembly and testing of the Block 2 BB satellite, regulatory approvals for the launch, readiness of the launch vehicle, logistics and other factors, many of which are beyond our control.

We are headquartered in Texas where we operate 194,000 square feet of satellite assembly, integrating and testing (“AIT”) facilities and operate from multiple locations that include AIT and engineering and development locations elsewhere in the United States, India, Scotland, Spain and Israel.

Competitive Advantage

We believe our planned SpaceMobile Service will have the following competitive advantages:

Large Addressable Market: Our planned SpaceMobile Service is aimed at providing Cellular Broadband to mobile subscribers who are constantly moving in and out of coverage or live or work outside coverage, have no Cellular Broadband coverage, and have no connectivity or mobile cellular coverage. According to Groupe Speciale Mobile Association (“GSMA”), as of December 31, 2024, approximately 5.8 billion mobile subscribers are constantly moving in and out of coverage, approximately 3.4 billion people have no cellular broadband coverage and approximately 350.0 million people have no connectivity or mobile cellular coverage.

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

Definitive Commercial Agreements with MNOs Enabling Access to Key Markets and Potentially Large Number of Subscribers: We believe our definitive commercial agreement with AT&T and our plan to enter into an agreement with Verizon provide us a significant opportunity to provide SpaceMobile Service to the majority of end-users in the United States. Similarly, our definitive commercial agreement with Vodafone provides us with an opportunity to provide SpaceMobile Service to a large number of end-users in several international markets outside the United States. These definitive commercial agreements enable access to key markets and large number of end-users, which provides us with a significant advantage to rapidly roll out SpaceMobile Service, when available, and gain a higher market share in the direct-to-device market segment.

Cellular Broadband Directly to Unmodified Devices: Our large phased array, based on our innovative technology backed by more than 3,500 patent and patent pending claims, is designed to provide high speed Cellular Broadband including voice, text, data and video services directly to any off-the-shelf and unmodified 2G/4G-LTE/5G mobile device using low and mid-band cellular spectrum currently used by MNOs. This technology eliminates the need to purchase expensive, specialized equipment or new mobile device or to carry antennas.

Satellites Designed for Great Functionality, Power and Redundancy: Our satellites are designed to have the largest commercial phased array ever deployed in LEO to provide high speed Cellular Broadband for commercial use. Our large phased array aperture is expected to provide greater spectrum reuse, enhanced signal strength and increased capacity, thereby reducing the number of satellites required to achieve service coverage as compared to smaller aperture satellites. Our custom developed ASIC chip is expected to enable materially greater throughput capacity, including peak data rates of up to 120 Mbps per individual spot beam when utilizing 40 MHz of spectrum and two-way back haul capacity which could utilize up to 10,000 MHz of spectrum per satellite, require less power and offer a significantly lower overall unit cost. We believe our large phased array design and custom ASIC chip together with our expansive and technologically diverse intellectual property portfolio consisting of more than 3,500 patent and patent pending claims, including innovations in the direct-to-cell satellite ecosystem from space to Earth, provide significant technological advantages to provide superior coverage and deliver high speed Cellular Broadband versus other direct to device satellite services.

Cost Advantages due to Greater Control of our Manufacturing: We believe that our significant investments in our manufacturing facilities and equipment, testing facilities including vibration and environment testing facilities, manufacturing processes, and supply chain provide us with a greater degree of control to manufacture our satellites in a timely manner and lower the overall costs of our satellites. We own the IP and control the manufacturing process either internally or through third-party contract manufacturers for approximately 95% of all the sub-systems used in our Block 2 BB satellites. We believe that having these intellectual property rights and controlling the manufacturing of these sub-systems provides flexibility to better secure our supply chain and lower the overall cost of our satellites.

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

Maintaining our Focus on Technology and Innovation. We continue to focus on research and development to bring our SpaceMobile Service to market for commercial service to end user customers of the MNOs and for certain government applications. Our continued innovation in the development of our satellite system, components and related technologies and services are supported by a global engineering team of space scientists and consultants. We are also making steady progress in industrializing our component manufacturing and satellite assembly process to automate the assembly, installation and testing of satellites. We are continuing to invest in our supply chain and expand our supplier base, increase the level of vertical integration for manufacturing our BB satellites to reduce dependency on any single supplier, secure the timely supply of materials to meet the production volume of our satellites, and control costs. We protect our innovations by filing numerous patent applications and intellectual property registrations in the U.S. and worldwide. We own most of the intellectual property we use. We also systematically monitor and review potential infringements on our intellectual property.

Developing Relationships with Multiple Launch Vehicle Providers. We have entered into agreements with multiple launch vehicle providers to secure launch contracts that meet our planned launch timelines for the initial BB constellation. In addition, we are continuing to develop strategic relationships with additional launch vehicle providers both in the United States and outside the United States for cost effective future launches. Our BB satellites are designed to be launched in a variety of launch vehicles. Our current launch agreements with multiple launch providers enable us to commence a planned launch campaign during 2025 and 2026 to launch approximately 60 Block 2 BB satellites.

Explore opportunities for variety of applications in government sector. We intend to leverage our patented technology, including large phased array and high power capability of our BW3 test satellite and our BB satellites, for a variety of applications in the government sector. To this end, we have entered into agreements with prime contractors for the U.S. government to perform certain tasks and intend to seek to enter into other similar agreements with the U.S. government or prime contractors for the U.S government. We are also selected by the Space Development Agency (“SDA”) for an Other Transaction agreement to compete for upcoming prototype demonstration projects under the Hybrid Acquisition for proliferated Low-earth Orbit (HALO) program. We will now have the opportunity to compete directly as a prime contractor for specific prototype orders, demonstrating the feasibility and scalability of our technology for various government applications.

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

Satellite design and development

Our BB satellite primarily consists of a phased array and a spacecraft bus (also referred to as a Control sat). The phased array consists of building blocks called microns. Each micron contains multiple antennas, front-end modules, a distributed digital processing and data transfer unit, and a thermal and electrical power system consisting of a solar panel, batteries and a power distribution unit. The Control sat is the main body and structural component of our BB satellite in which the payload and various subsystems, such as propulsion system, reaction wheels, avionics, power control and distribution unit, and QV antennas, are held.

As part of our strategy, we aim to own and control the IP of all major sub systems of our BB satellites, and design and assemble our own constellation of BB satellites. We conduct a majority of our satellite design and development activities by utilizing our global engineering team, including space scientists, mechanical and electronics engineers, semi-conductor engineers, RF and communications engineers, software developers, system engineers, and consultants on various aspects of our satellite system development efforts. Our design and development activities primarily take place in our engineering and development centers located in the United States, Scotland, Spain, India and Israel. In addition, we utilize third-party technology partners to assist in the development of certain satellite technology.

We have invested a substantial amount and hundreds of man-years in development of key sub systems including our solar power system for power generation at relatively lower cost than space industry standard power generation cost, battery packs, power control and distribution unit, flight software, ASIC chip, payload system, mechanisms and structures. We have devoted over four years of dedicated research, development and engineering expertise, equivalent to an estimated 150 man-years of intensive work, in design and development of our custom ASIC chip. We own the IP of our ASIC chip. While our initial Block 2 BB satellites currently in production are designed to support low-band spectrum only, we continue to make progress towards the completion of the design and development of our Block 2 BB satellites supporting mid-band spectrum.

Our Block 2 BB satellites are expected to be approximately 2,400 square feet in size and more than three times bigger than the communication array of the Block 1 BB satellites, which, by themselves, are the largest satellites in LEO. The Block 2 BB satellites will have the largest phased array ever deployed in a LEO for commercial use. We expect that the Block 2 BB satellites will benefit from the advantages of a larger aperture array and our own ASIC chip. We believe the larger aperture array of the Block 2 BB satellites is expected to provide greater spectrum reuse, enhanced signal strength and increased capacity thereby reducing the number of satellites required to achieve service coverage as compared to smaller aperture. We believe our ASIC chip, through our collaboration with a leading semiconductor design company, will enable materially greater throughput capacity of up to 40 MHz per beam to support up to 120 Mbps peak data rates and up to 10,000 MHz of processing bandwidth per Block 2 BB satellite, require less power and offer a significantly lower overall unit cost. Until we introduce our ASIC chip in Block 2 BB satellites, we expect to continue to manufacture and launch Block 2 BB satellites that are based on a FPGA chip.

Satellite deployment and coverage plans

We are developing a phased satellite deployment plan and corresponding commercial launch plan of the SpaceMobile Service based on targeted geographical areas to provide the SpaceMobile Service to the most commercially attractive MNO markets. This prioritization of coverage is designed to minimize the capital required to initiate and operate commercial service that generates cash flows from operating activities. We expect that such a successful commercial service would enable us to attract additional capital to continue to assemble and launch additional BB satellites to expand our capacity and geographic coverage area, although there can be no assurance that such capital would be available on terms acceptable to us, or at all.

We plan to achieve noncontinuous SpaceMobile Service in the selected, targeted geographical markets with the launch and operation of a total of 25 BB satellites (five Block 1 BB satellites and 20 Block 2 BB satellites). We believe the operation of a constellation of 25 BB satellites will enable us to potentially generate cash flows from operating activities to further support the buildup of the remaining constellation. We believe we can enable Continuous SpaceMobile Service coverage across key markets such as the United States, Europe, Japan and other strategic markets with the launch and operation of a total of approximately 45 to 60 BB satellites, and achieve Continuous SpaceMobile Service in all targeted geographical markets to meet our long term business goals with the launch and operation of a total of approximately 90 BB satellites. We anticipate launching and deploying additional satellites beyond the initial 90 satellites in order to enhance coverage and system capacity in response to incremental market demand. Continuous coverage is not expected to be available at all times in certain areas due to numerous factors, including number of active satellites in the region, latitude coverage range, and other factors. Our current plan is subject to numerous uncertainties, many of which are beyond our control, including satisfactory and timely completion of assembly and testing of the satellites, regulatory approvals, readiness of launch vehicles, availability of launch windows by the launch providers, logistics, our ability to raise additional capital for manufacturing of satellites and launch payments, proposed orbits and resulting satellite coverage, launch costs, ability to enter into agreements with MNOs and other factors, many of which are beyond our control. We may adopt a strategy for commercial launch of the SpaceMobile Service, including the nature and type of services offered and the geographic markets where we may launch such services, that may differ materially from our current plan.

Customers, Sales and Marketing

We have developed relationships with companies, such as Vodafone, Rakuten, AT&T, Verizon, Google, American Tower, and others that have innovative technologies and products, skilled personnel, and potential end-user customers that complement our strategy. We believe that our business model is attractive to MNOs who will be able to augment and extend their Cellular Broadband coverage to customers without having to build additional towers, infrastructure, or purchase additional spectrum. In addition, we believe that the SpaceMobile Service will provide MNOs the opportunity to increase monthly ARPU through the sales of additional services.

We believe our patented technology leveraging our large phased array antenna could also be used in certain mission-critical communication capabilities in the government sector. We have entered into agreements with prime contractors for the U.S. government to perform certain tasks on our BW3 test satellite and our Block 1 BB satellites in orbit today and intend to seek to enter into other similar agreements with the U.S. government or prime contractors for the U.S government. We are also selected by the Space Development Agency (“SDA”) for an Other Transaction agreement to compete for upcoming prototype demonstration projects under the Hybrid Acquisition for proliferated Low-earth Orbit (HALO) program. We will now have the opportunity to compete directly as a prime contractor for specific prototype orders, demonstrating the feasibility and scalability of our technology for various government applications.

The SpaceMobile Service is being designed to offer Cellular Broadband under our wholesale business model with MNOs. We expect the MNOs will market our SpaceMobile Service to their existing customers, who will be the ultimate end-users. We generally seek to negotiate a revenue-sharing model in our agreements with MNOs. To date, we have entered into definitive commercial agreements with AT&T and Vodafone and approximately 50 preliminary agreements and understandings with other MNOs. We will need to execute definitive commercial agreements with those MNOs that will supersede the preliminary agreements and understandings before we can offer our SpaceMobile Service in jurisdictions where they operate.

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

We expect that the majority of our revenue will be generated from SpaceMobile Service offerings, once available, similar to those described above through revenue-sharing arrangements with MNOs; however, the ultimate offerings and pricing will be subject to mutual agreement with the MNOs and there can be no assurance as to what model any MNO ultimately offers its customers and the level of customer acceptance of these models.

The operation of SpaceMobile Service will require mobile traffic to be transmitted by our constellation of BB satellites and connected via high-throughput Q/V-band links to ground station gateways which will be collocated with the MNOs’ cellular network infrastructure. We are expanding our efforts on ground infrastructure development for commercial readiness and integrating our SpaceMobile Service into the MNOs’ infrastructure to initiate commercial services. We have entered into agreements for sale of gateway equipment and associated services to MNOs in development of our global network infrastructure.

Manufacturing, Assembly and Launch

Our strategy is to control the manufacturing and supply chain of the components used in our BB satellites, and assemble, integrate and test BB satellites primarily in our AIT facilities in Texas. We believe this strategy will result in a faster turn to market, greater control and lower overall costs. Our primary AIT facilities include approximately 194,000 square feet facilities in Texas for assembly and testing of our BB satellites, as well as an approximately 59,000 square foot new facility in Spain for assembly and testing of avionics and reliability components which will replace the existing 10,500 square foot facility when the lease ends in April 2025, and an approximately 33,000 square foot facility in Israel for assembly and testing of electronic components. We have made, and are continuing to make, significant capital investments in buildings and equipment both at our AIT facilities and at certain suppliers to increase the capacity to manufacture satellite components to reach our target capacity of assembling, integrating, and testing six BB satellites per month by the second quarter of 2025; streamline the assembly, integration and testing processes for BB satellites; and conduct various testing of satellites including vibration and environment testing at our facilities.

We utilize a range of domestic and international contract manufacturers and vendors to manufacture specific components, subsystems, software and other electronic components used in our BB satellites. As we have transitioned into mass production of our satellite components to meet our planned launches, we have entered into several long-term supply agreements and are seeking to enter into more long-term supply agreements with our suppliers to both secure supply of components to meet our demand and optimize the overall cost. Some components, subsystems and services necessary for the assembly of our satellites are currently obtained from a sole source supplier or a limited group of suppliers. Where feasible, we seek to evaluate and qualify new suppliers to mitigate our risk of dependency on sole source suppliers and increase the capacity and availability of components. We have made significant investments in the design, development, supply chain, and manufacturing and assembly processes of our BB satellites including various sub systems and components. We own the IP and control the manufacturing process, either internally at our AIT facilities or with contract manufacturers, for approximately 95% of the sub-systems used in our Block 2 BB satellites. In certain cases where we have invested or co-invested with our suppliers in the design and development of satellite components and subsystems but do not own the IP design and in cases where we select suppliers to manufacture our own custom designed components and subsystems, we generally have contractual restrictions on the suppliers prohibiting the use of these design, development, and manufacturing processes for certain number of years to supply the same or similar satellite components and subsystems to any other third parties. We continuously aim to increase, where feasible, vertical integration for manufacturing of satellite components and subsystems at our AIT facilities to reduce our dependency on suppliers, ensure timely supply of satellite components and subsystems to meet our launch timeline, and lower the overall cost of BB satellites.

We have designed and developed our own ASIC chip. We have invested a substantial amount in completing the design of the ASIC chip and we own the IP of our ASIC chip. We entered into an agreement with a leading semiconductor manufacturer for tape-out and fabrication of our ASIC chip. We have reached a key production milestone and are in initial production phase of the first batch of our ASIC chip. Until we introduce our ASIC chip in Block 2 BB satellites, we expect to continue to manufacture and launch Block 2 BB satellites that are based on a FPGA chip.

We are leveraging the technological expertise and manufacturing know-how derived from the assembly and testing of our Block 1 BB satellite in the development and assembly of our Block 2 BB satellites. We are actively engaged in planning and procurement of materials needed for assembly and readiness of the Block 2 BB satellites to meet our planned launches in 2025 and 2026. As of the date of this Annual Report, we have placed orders for procurement of substantially all materials and components needed, in accordance with our production plan, for the assembly, integration and testing of the next 20 Block 2 BB satellites. In addition, we have also accelerated the procurement of components and materials needed for us to complete fully assembled microns and phased array for 53 Block 2 BB satellites and complete 40 fully integrated and assembled Block 2 BB satellites. Our manufacturing, assembly, and testing strategy for Block 2 BB satellites includes continuous production and assembly of various components and sub systems for economies of scale, cost efficiencies, and unlocking capacity constraints, to build sufficient quantity of components and sub systems readily available on hand to be able to complete the final integration and testing of the required number of Block 2 BB satellites closer to the planned launch timelines. As of the date of this Annual Report, we have completed production of various components and sub systems and have completed assembly of microns for multiple Block 2 BB satellites. We plan on continuing with the production of various components and sub systems and assembly of microns based on our current capacity and supply of materials. We plan to integrate these microns with control sat and test the fully integrated Block 2 BB satellites closer to the planned launch timeline. Once we complete the integration and testing of the first Block 2 BB satellite and complete our planned investments to increase assembly, integration, and testing capacity to six Block 2 BB satellites per month, we plan to accelerate the manufacturing, assembly, integration and testing of the Block 2 BB satellites to meet our planned launches in 2025 and 2026.

We have entered into launch agreements with multiple launch service providers which will enable us to commence a planned launch campaign during 2025 and 2026 to launch approximately 60 Block 2 BB satellites to enable Continuous SpaceMobile Service coverage across key markets such as the United States, Europe, Japan and other strategic markets as well as to facilitate U.S. government applications. We expect to ship the first next-generation Block 2 BB satellite to the launch provider by the end of April 2025 for a launch estimated to occur shortly thereafter, which will commence our launch campaign of approximately 60 Block 2 BB satellites in 2025 through 2026. The timing of shipment of the first Block 2 BB satellite is contingent upon a number of factors including satisfactory completion of the testing of the Block 2 BB satellite, receipt of necessary regulatory approvals for the launch, readiness of the launch vehicle, logistics and other factors, many of which are beyond our control. The timing of the planned launches in 2025 and 2026 is contingent on satisfactory and timely completion of the assembly and testing of the Block 2 BB satellites in accordance with our plan, timely receipt of necessary regulatory approvals, readiness of the launch vehicles and availability of launch windows by the launch providers, logistics, our ability to raise capital for manufacturing of satellites and launch payments, and other factors, many of which are beyond our control.

Government Regulations

We are required to comply with the laws and regulations of, and often obtain approvals from, national and local authorities in connection with our services. As we initiate service in additional countries and regions, we will become subject to additional governmental approvals and regulations. We will provide several services that rely on the use of radio-frequency spectrum, and the provision of such services is highly regulated. Satellites must be operated in a manner consistent with the regulations and procedures of the International Telecommunication Union (“ITU”), a specialized agency of the United Nations, which require the coordination of the operation of satellite systems in certain circumstances, and more generally are intended to avoid the occurrence of harmful interference among different authorized uses of the radio spectrum.

Our business is subject to extensive rules, regulations, statutes, orders and policies imposed by the government in the United States and in foreign jurisdictions. For example, in the U.S. commercial use of radio-frequency spectrum is subject to the jurisdiction of the Federal Communications Commission (“FCC”) under the Communications Act of 1934, as amended. The FCC is responsible for authorizing the operation of U.S. registered commercial spacecraft, and also authorizes non-U.S. licensed spacecraft to serve the United States. The FCC also licenses the operation of earth stations in U.S. states, territories and protectorates, and regulates the technical and other aspects of the operation of these facilities.

We will submit a modification to our commercial license with the FCC. This modification application (“Modification Application”) will be filed in the coming weeks, and will request authority to add additional satellites and frequencies for use with the SpaceMobile Service in the United States, including the incorporation of Verizon frequencies. This additional authority will support the growth and commercialization of our company in the United States, including the start of full commercial operations of the Non-Geostationary Orbit (“NGSO”) satellite system employing low-band (below 1 GHz) commercial cellular frequencies for service links, S- and UHF-band frequencies to support off-nominal telemetry, tracking, and control (“TT&C”) communications, and V-band frequencies for routine feeder link operations.

We expect that, if approved, the FCC will apply routine conditions to a license grant authorizing further satellite launches for the revised NGSO satellite system that we must comply with. If we further change the operational parameters of our satellites, we will need to file a supplemental application to modify our license with the FCC and obtain affirmative consent before undertaking such changes. If we do not meet the launch and operation milestones set out in our August 2024 grant of authority, we risk losing all or a portion of our surety bond for failure to meet such milestones.

Because the SpaceMobile Service will communicate with end users employing personal/portable cellular devices serving as mobile earth stations transmitting on spectrum traditionally licensed to MNOs, in the U.S. we also will need the approval of the FCC’s Wireless Telecommunications Bureau, which handles terrestrial wireless licensing. We have a lease agreement with AT&T pending before the FCC to authorize service links to end users in low-band spectrum that will be revised to align with the Modification Application. Similarly, we intend to file a new lease agreement with Verizon to enable use of its low-band spectrum that will be processed in parallel with the Modification Application.

We have experimental licenses with the FCC that permit the testing of the BW3 test satellite and the Block 1 BB satellites in LTE frequencies in multiple locations in the United States and permits the testing of V-band ground stations with the BW3 in Texas and Hawaii in connection therewith. We are required to comply with operational and coordination requirements set forth as conditions to the experimental license grant. Material changes to the experimental license testing parameters would require prior approval by the FCC.

We also will need to secure FCC authority in the future for the ground segment of the SpaceMobile Service, consisting of five fixed earth stations located in the United States. Earth station licenses generally are granted for 15-year terms, and typically are renewed in the ordinary course. Special temporary authority (“STA”) has been applied for each of these earth station sites as bridging authority, and the FCC approved such operations for Midland, Texas and Brewster, Washington in February 2025. Material changes in earth station operations would require prior approval by the FCC. The operation of our earth stations is subject to various license conditions, as well as the technical and operational requirements of the FCC’s rules and regulations.

We are also seeking regulatory approval for fixed earth stations in other jurisdictions around the world to operate satellite earth stations in connection with our service, including in connection with evaluation of the Block 1 BB satellites. Also, we are seeking regulatory approval to permit the commercial operation of our satellites using V-band and cellular frequencies in foreign jurisdictions where we intend to operate. If we are unable to obtain such regulatory approvals, we would not be able to operate in those jurisdictions. With respect to the BW3 test satellite, we have contracted with third parties to permit the usage of UHF and S-band frequencies for orbit raising maneuvers and off-nominal TT&C communications in jurisdictions outside of the United States. We intend to contract with third parties for the usage of UHF and S-band frequencies in jurisdictions outside of the United States in connection with the commercial operation of the SpaceMobile Service.

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

On August 2, 2024, the FCC authorized the launch of the first five Block 1 BB satellites under Call Sign S3065. This call sign will serve as underlying FCC designator for the full 248 satellite constellation planned by AST SpaceMobile. The FCC also approved operation of ancillary communications to the AST SpaceMobile fleet in UHF, S-band and V-band frequencies for telemetry, tracking and command functions, as well as feeder link connectivity for aggregated voice and data traffic.

In January 2025, we obtained STAs for service link operations from the FCC, under which we have begun testing in the United States employing low-band spectrum from AT&T and Verizon in the United States. We have also obtained the Special Temporary Authority in Turkey and the United Kingdom with Vodafone.

Intellectual Property

Our IP portfolio is expansive and technologically diverse, containing numerous and various innovations of the direct-to-cell satellite ecosystem from space to Earth. As of December 31, 2024, our IP portfolio consists of more than 3,500 patent and patent pending claims worldwide, of which approximately 1,550 have been officially granted or allowed. We have 36 patent families worldwide and to date, we have 45 granted United States patents (44 of which we own and one of which is exclusively licensed to us) and at least five United States patent applications that have been indicated as allowable and ready for issue pending completion of patent office formalities. We also have approximately 26 currently pending United States patent applications. Moreover, we have 19 granted international patents providing protection in 17 different countries, including Europe, Australia, Canada, India, Japan, and South Korea, and 6 that have been indicated as allowable and ready for issue pending completion of patent office formalities. We have approximately 61 pending international patent applications in the countries noted above as well as under the Patent Cooperation Treaty.

We seek to establish and maintain our proprietary rights in our technology and products through a combination of patents, copyrights, trademarks, trade secrets and contractual rights. We also seek to maintain our trade secrets and confidential information through nondisclosure policies, the use of appropriate confidentiality agreements and other security measures. We maintain IP infringement enforcement and defense insurance and plan to vigorously defend any infringement of our IP. We have filed or registered a number of patents and trademarks in the United States and in other countries and have a number of patent filings pending. There can be no assurance, however, that these rights can be successfully enforced against competitors or competitive products in any particular jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks, trade secrets and contracts has incredible value, the rapidly changing technology in the satellite and wireless communications industries and uncertainties in the legal process make our future success dependent on the innovative skills, technological expertise and management abilities of our employees.

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

Competition

The mobile satellite services industry at-large is highly competitive but has significant barriers to entry, including the cost and difficulty associated with successfully developing, building and launching a satellite network and obtaining various governmental and regulatory approvals. In addition to cost, there is a significant amount of lead time associated with obtaining the required licenses, building and launching the satellite constellation, and developing and deploying the ground network technology. We currently face competition from other service providers that offer a range of mobile and fixed communications options. There are also a number of competitors who have developed or are working to develop innovative solutions to compete in this industry, many of which are more established providers or have significantly greater resources than we do.

We face competition from existing and new companies including SpaceX’s Starlink and Globalstar, which are developing satellite communications technology using LEO constellations to provide competitive services in the direct-to-device segment of the mobile satellite services industry. In 2023, Apple introduced a new service supported by Globalstar which provides SOS Emergency Service capabilities to its latest generation iPhones. In February 2025, SpaceX and T-Mobile US offered a beta test of Starlink that included text messaging. In addition, we face competition from existing service providers such as Inmarsat, Globalstar, ORBCOMM, Thuraya Telecommunications Co. and Iridium Communications that offer a range of mobile and fixed communications options. We believe the planned SpaceMobile Service will compete with the direct-to-device segment of the mobile satellite service sector by providing the ability to support Cellular Broadband data rates, utilize existing unmodified handsets and operate in virtually all of the low to mid-band spectrums used by MNOs today. In comparison, the mobile satellite service LEOs offered by our existing competitors are designed to support low data rate applications such as SOS.

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

Human Capital Management

As of December 31, 2024, we had approximately 578 employees and consultants worldwide, which included approximately 312 employees and consultants in the U.S. and approximately 266 in other jurisdictions, primarily Scotland, Spain, India and Israel. We view the strength of our leadership team and our talented colleagues around the world as a critical component of our future success. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements, which may automatically make our employees subject to industry-wide collective bargaining agreements. None of our U.S. employees are subject to any collective bargaining agreement. Generally, each employee is required to sign a confidentiality, non-disclosure and non-use agreement with us. We have not experienced any work stoppages and consider our relations with our employees to be good.

We consider our talent to be very important to our operations and execution of our business strategy as well as the overall success of our business. Our key human capital objectives in managing our business include attracting, developing and retaining top talent. As such, we invest significant management attention, time and resources to attract, engage, develop and retain our talent. Our talent strategy focuses on our employee training and development and the overall well-being and safety of our talent.

We have ongoing training and development programs to enable employees to further refine and develop their skills. We provide access and make training and development programs available to our employees which include technical programs, regulatory and compliance, business communications and leadership development.

We seek to attract employees by using a wide variety of recruiting platforms, such as online job portals, recruiters, in-person job fairs, local university training and recruitment programs, and employee referrals. We encourage training and development of our employees and provide on-the-job training and online platforms.

Our success depends, in part, on our continuing ability to identify, hire, attract, train, develop, and maintain our employees’ well-being. Our ability to hire, attract and retain employees depends on our ability to provide competitive total compensation. Our compensation and benefit packages are designed to attract and retain employees and align the employees’ interests with our long-term success. We seek to align the interests of our employees and stockholders by providing long-term incentive programs such as awards of stock-based compensation to most of our employees. We generally make available the following benefits for our employees, including, but not limited to, a 401(k) retirement savings plan for our U.S. based employees, health insurance, flexible spending accounts, life insurance, long- and short-term disability, paid vacation, paid time off for holidays, sick time, and parental leave.

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

Vodafone

On December 9, 2024, AST LLC and Vodafone entered into a definitive long-term commercial agreement through 2034, subject to certain termination rights, which establishes the framework for Vodafone to offer space-based cellular broadband connectivity in its home markets, as well as to other operators via its Partner Markets program (the “Vodafone Commercial Agreement”). The Vodafone Commercial Agreement includes mutual exclusivity, conditioned upon AST meeting certain service commitments and applicable regulatory or governmental approvals for the services, within certain Vodafone home markets for five years; preferential commercial terms in Vodafone partner markets; a revenue share for the SpaceMobile Service; and the procurement, building and operating of mobile network ground stations at a mutually agreed cost by Vodafone. Vodafone submitted purchase orders for Block 1 BlueBird gateways and other network equipment from us to support planned commercial service. Vodafone has the right to designate one individual to our Board of Directors. Currently, Vodafone’s designee is Luke Ibbetson, Head of Group Research & Development, Vodafone.

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

Rakuten

On February 4, 2020, we entered into a commercial agreement with Rakuten, for the development of exclusive network capabilities in Japan compatible with the mobile network of Rakuten and its affiliates, which agreement was amended and restated as of December 15, 2020 (the “Rakuten Agreement”). Under the terms of the Rakuten Agreement, we agreed to make investments in building network capabilities in Japan that are compatible with the mobile network of Rakuten and its affiliates. Furthermore, we will collaborate with Rakuten to ensure network capability with Rakuten’s licensed frequencies, including full coverage in Japan with 3GPP Band 3 frequencies with MIMO capability. Upon the launch of such coverage, Rakuten will receive unlimited, exclusive rights and usage capacity in Japan in exchange for a $0.5 million annual maintenance fee payable to us or our successors. Furthermore, we will make $5.0 million (or such lesser amount as mutually agreed upon the parties) in capital investments towards the design, assembly, acquisition and implementation of ground communication assets. We and Rakuten will receive unlimited rights and usage of the ground assets for their respective operations, including, but not limited to, satellite and other telecommunication communications. The term of the Rakuten Agreement shall remain in effect until we fulfill our obligations under the Rakuten Agreement. Rakuten Inc. has also submitted purchase orders for purchase of network equipment from AST LLC to support planned commercial service. Rakuten has the right to designate one individual to our Board of Directors and to appoint one observer to the Board. Currently, Rakuten has designated Hiroshi Mikitani, Founder, Chairman and Chief Executive Officer, Rakuten, Inc. as a director.

AT&T

We have achieved many significant milestones in our collaboration with AT&T over the years. We achieved our first two-way voice call in April 2023, first over-the-top video application call in June 2023 and first direct-to-cellular 5G call in September 2023 using our BW3 test satellite and our first video call in February 2025 using our Block 1 BB satellites. We have also collaborated with AT&T to test applications of a nationwide public safety network built with and for America’s first responders in January 2024.

On May 10, 2024, AST LLC and AT&T entered into a definitive commercial agreement (“AT&T Commercial Agreement”) through 2030, subject to auto-renewal for successive two-year periods unless either party terminates. Under the AT&T Commercial Agreement, AT&T will purchase access to and utilize our network and satellite services to provide service offerings to AT&T’s end users within the continental United States (excluding Alaska) and Hawaii. AT&T will pay to AST LLC a percentage of the gross monthly revenue AT&T bills to its end users for the services enabled by the satellite services. AT&T has also submitted purchase orders for purchase of network equipment from AST LLC to support planned commercial service. In addition, under the AT&T Commercial Agreement, AT&T has made a non-refundable $20.0 million commercial payment for prepaid service revenue, creditable against future service revenue of AST LLC, as first set forth in a letter agreement, dated January 16, 2024, between AT&T and us. AT&T has the right to designate one individual to our Board of Directors. Currently, AT&T’s designee is Keith Larson, a long-time Intel executive with deep expertise in corporate development and corporate governance.

Google

AST LLC entered into a letter agreement on January 16, 2024 with Google, LLC (“Google”) whereby the parties will negotiate and execute a definitive agreement to provide, among other things, certain services to each other and have agreed to collaborate on product development, testing and implementation plans for SpaceMobile network connectivity on Android devices (such agreement, the “Services Agreement”). On October 18, 2024, the parties executed the Services Agreement for a term that is three years after continuous commercial service coverage for end users at certain satellite orbit inclinations, subject to auto-renewal for successive three-year periods unless either party terminates.

Verizon

On May 23, 2024, AST LLC and Verizon entered into a Memorandum of Understanding, pursuant to which Verizon has made a non-refundable $20.0 million commercial payment for prepaid service revenue, creditable against future service revenue of AST LLC and will make a second $45.0 million commercial payment for prepaid service revenue, creditable against future service revenue of AST LLC, subject to us receiving certain regulatory approvals for our SpaceMobile Service and entry into a definitive commercial agreement. Verizon has also submitted purchase orders for purchase of network equipment from AST LLC to support planned commercial service.

Available Information

Our Company's internet website address is www.ast-science.com. We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and other information with the SEC. We also make available on that website, and in print, if any stockholder or other person so requests, our “Code of Business Conduct and Ethics” applicable to all employees and Directors. Any waiver granted by us to our principal executive officer, principal financial offer, principal accounting officer or controller or persons performing similar functions under the Code of Ethics and certain amendments to the Code of Ethics will be posted on that website. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

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

Risk Factor Summary

The following is a summary of the material risks that could adversely affect our business, operations and financial results.

Risks Related to Our Business and Industry

•
Our SpaceMobile Service is in development and may not be completed on time or at all and the costs associated with it may be greater than expected.
•
We may not be able to raise additional funds for continued operations and to initiate our SpaceMobile Service when we need them on favorable terms or at all.
•
We will incur significant expenses and capital expenditures in the future to execute our business plan and develop the SpaceMobile Service, and we may be unable to adequately forecast or control our expenses.
•
We have a history of losses and may never become profitable.
•
Contracts with the U.S. government subject us to risks including early termination, audits, investigations, sanctions and penalties.
•
We will rely on MNOs and require regulatory approvals to access the spectrum the SpaceMobile Service needs to operate.
•
We have a limited operating history and operate in a rapidly evolving industry, which makes it difficult to evaluate our business and future prospects and increases the risk of your investment.
•
Our ability to successfully implement our business plan will depend on a number of factors outside of our control.

•
We are highly dependent on the services of Abel Avellan, our founder, Chairman and Chief Executive Officer, and if we are unable to retain Mr. Avellan, attract and retain key employees and hire qualified management, technical and engineering personnel, our business could be adversely affected.
•
Rapid and significant technological changes could render the SpaceMobile Service obsolete and impair our ability to compete.
•
If we fail to manage our future growth effectively, our business, prospects, operating results and financial condition could be materially adversely affected.
•
We could fail to achieve revenue, or experience a decline in revenue, as a result of increasing competition from companies in the wireless communications industry, including wireless and other satellite operators, and from the extension of land-based communications services or new technologies.
•
We face competition from existing and potential competitors in the telecommunications industry, including terrestrial and satellite-based network systems.
•
We will be dependent on third parties to market and sell our products and services.
•
We rely on third parties for the supply of equipment, satellite components and services.
•
We and our suppliers rely on complex systems and components, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.
•
Pursuing strategic transactions could cause us to incur additional risks.

Risks Related to Our Satellites and Planned SpaceMobile Service

•
We may not be able to launch our satellites, or operate our satellites after launch, successfully.
•
Launch insurance, even if it is available, will not fully cover the risks related to the launch of our satellites.
•
Our satellites may experience operational problems, which could affect our ability to provide an acceptable level of service to the end-user customers.
•
Our products could fail to perform or could perform at reduced levels of service because of technological malfunctions or deficiencies, regulatory compliance issues, or events outside of our control, which would harm our business and reputation.
•
Our satellites have a limited life and may fail prematurely, which could cause our network to be compromised and materially and adversely affect our business, prospects and potential profitability.
•
Our business could be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.
•
Our intellectual property applications for registration may not issue or be registered, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.
•
We may become subject to claims that our satellites or services violate the patent or intellectual property rights of others, which could be costly and disruptive to us.
•
Our networks and those of our third-party service providers and MNOs may be vulnerable to security risks.
•
Cyberattacks impacting our networks or systems may have a material effect on our operations.
•
Our satellites may collide with space debris or another spacecraft, which could adversely affect the performance of the SpaceMobile Service.

Risks Related to Our Legal and Regulatory Matters

•
Our business is subject to extensive government regulation worldwide, which mandates how we may operate our business and may increase the cost of providing services and expansion into new markets.
•
Our ability to provide service to our customers and generate revenues could be harmed by adverse governmental regulatory actions.
•
Our ability to offer one or more services in important countries or regions of the world could be limited due to regulatory requirements or geopolitical events.

•
We expect to provide the SpaceMobile Service in the U.S. and elsewhere on frequencies not regularly allocated for mobile-satellite service, which requires regulatory approval, and there can be no assurance that we will receive or be able to maintain such approval.

Risks Related to Our Organizational Structure

•
The multi-class structure of our Common Stock has the effect of concentrating voting power with our Chief Executive Officer, which will limit an investor’s ability to influence the outcome of important transactions, including a change of control.

Risks Related to Tax

•
The Tax Receivable Agreement requires us to make cash payments to the TRA Holders in respect of certain tax benefits and such payments may be substantial.

Risks Related to Owning our Class A Common Stock

•
Our stockholders may experience future dilution as a result of future equity offerings and such dilution may be substantial
•
If we are unable to raise additional capital in the future, it may result in our independent registered public accounting firm or management expressing substantial doubt about our ability to continue as a going concern in future financial statements.

Risks Related to Our Pending Ligado Transaction

•
Our proposed transaction with Ligado may not be consummated, and definitive documentation between AST LLC and Ligado may not be agreed upon or approved by the applicable bankruptcy court. We may fail to realize the anticipated benefits of our proposed transaction with Ligado. In addition, our shareholders may experience additional dilution due to the consideration which we would be required to pay to Ligado in the transaction.

Risks Related to Our Business and Industry

Our SpaceMobile Service is in development and may not be completed on time or at all and the costs associated with it may be greater than expected.

Costs of the design, assembly, integration, testing and launch of satellites and related components and ground infrastructure, as well as operating costs, are substantial. There can be no assurance that we will complete the SpaceMobile Service and related infrastructure, products and services on a timely basis, on budget or at all. Design, assembly and launch of satellite systems are highly complex and historically have been subject to frequent delays and cost over-runs. For example, the BW3 launch was delayed, the BW3 development costs exceeded initial estimates, BW3 testing took longer than expected, and the launch of Block 1 BB satellites was delayed. Development of the SpaceMobile Service, which is utilizing new technology, may continue to suffer from delays, interruptions or increased costs due to many factors, some of which may be beyond our control, including:

•
the failure of the SpaceMobile Service to work as expected as a result of technological or manufacturing and assembling difficulties, design issues or other unforeseen matters;
•
lower than anticipated demand and acceptance for the SpaceMobile Service and mobile satellite services in general;
•
our inability to obtain capital in the public and private markets to finance the SpaceMobile Service and related infrastructure, products and services on acceptable terms or at all;
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
•
changes in project scope;
•
increased competition including competitors that may have more resources than we do;
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

If any of the above events occur, it could have a material adverse effect on our ability to continue to develop the SpaceMobile Service and related infrastructure, products and services, which would materially adversely affect our business, financial condition and results of operations.

We may not be able to raise additional funds for continued operations and to initiate our SpaceMobile Service when we need them on favorable terms or at all.

We will need to raise significant additional capital for operating and capital expenditures to design, assemble and launch our Block 2 BB satellites and operate a constellation needed to provide Continuous SpaceMobile Service coverage across key markets such as the United States, Europe, Japan and other strategic markets as well as to facilitate U.S. government applications.

We currently estimate the average capital costs, consisting of direct materials and launch costs, for a constellation of 90 Block 2 BB satellites to be approximately $19.0 million to $21.0 million per satellite, with initial launches higher than that range and trending down over time as we optimize payloads and launch terms. We have entered into launch agreements with multiple launch service providers that will enable us to commence a planned launch campaign during 2025 and 2026 to launch approximately 60 Block 2 BB satellites. While launch agreements for our satellites are critical in facilitating our ability to provide the SpaceMobile Service, these agreements and future agreements, once executed, increase our financial risks significantly.

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

Our ability to access the capital markets during this period may require us to modify our current expectations. There can be no assurance that additional funds will be available to us on favorable terms or at all. If we cannot raise additional funds when needed in the future, our financial condition, results of operations, business and prospects will be materially and adversely affected, including as a result of the need to cancel launch agreements and related incurrence of significant termination fees to cancel those launch agreements.

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

•
acquire and maintain our long-term access to up to 45 MHz of lower mid-band spectrum contemplated in the Ligado Transaction (defined below);
•
conduct research and development;
•
purchase raw materials and components;
•
launch and test our systems;
•
expand our design, development, production, maintenance and repair capabilities;
•
protect our intellectual property rights; and
•
increase our general and administrative functions to support our growing operations.

Because we will incur much of the costs and expenses from these efforts before we receive any revenues with respect to the SpaceMobile Service, our losses in future periods will be significant. Also, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses. Our ability to become profitable in the future will not only depend on our ability to successfully launch additional satellites and build the SpaceMobile Service, but also our ability to control costs. If we are unable to efficiently design, assemble, launch and service our satellites or experience significant delays during such development, our potential margins, potential profitability and prospects could be materially and adversely affected.

We have a history of losses and may never become profitable.

We incurred a net loss attributable to common stockholders of $300.1 million for the year ended December 31, 2024 and have incurred net losses attributable to common stockholders of approximately $489.7 million from our inception through December 31, 2024. To date, we have not generated any revenues from our SpaceMobile Service.

We will continue to incur operating and net losses each quarter until we begin generating significant revenue as a result of planned launches of our commercial satellites and may continue to incur operating or net losses even after we begin generating significant revenue. The likelihood of success of our business plan must be considered in light of the substantial challenges, expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the competitive environment in which we operate. The development of a satellite-based Cellular Broadband network and related intellectual property is a speculative undertaking, involves a substantial degree of risk, is a capital-intensive business and may ultimately fail. If we cannot successfully execute our plan to develop the SpaceMobile Service, our business may not succeed.

Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of the SpaceMobile Service, which may not occur. Even if we are able to successfully develop the SpaceMobile Service, there can be no assurance that it will be commercially successful and become profitable on a sustained basis, if at all. We expect to have quarter-to-quarter fluctuations in expenses and capital expenditures, some of which could be significant, due to research, development, manufacturing and assembly expenses and the investments required to design, assemble and launch the SpaceMobile Service constellation of satellites.

Contracts with the U.S. government subject us to risks including early termination, audits, investigations, sanctions and penalties.

While we currently derive limited revenue from existing contracts with prime contractors for the U.S. government, we may enter into additional contracts with the U.S. government in the future directly and through prime contractors. In February 2025, we secured a $43.0 million contract award in support of the Space Development Agency through a prime contractor. Such U.S. government contracts subject us to statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation, which governs aspects of U.S. government contracting, including contractor qualifications and acquisition procedures. These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source. In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

•
specialized disclosure and accounting requirements unique to government contracts;
•
financial and compliance audits that may result in potential liability for price adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government;
•
public disclosures of certain contract and company information; and
•
mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements.

Government contracts are also generally subject to greater scrutiny by the government, which can initiate reviews, audits and investigations regarding our compliance with government contract requirements. In addition, if we fail to comply with government contracting laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (the “False Claims Act”) (including treble damages and other penalties), or criminal law. In particular, the False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, damages, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results.

In addition, changes in government policies, priorities, regulations, government agency mandates, funding levels through agency budget reductions, the imposition of budgetary constraints, or a decline in government support or deferment of funding for programs in which we participate either directly or through prime contractors could result in contract terminations, delays in contract awards, reduction in contract scope, performance penalties or breaches of our contracts, the failure to exercise contract options, the cancellation of planned procurements, and fewer new business opportunities, all of which could negatively impact our business, financial condition, results of operations and cash flows.

We will rely on MNOs and require regulatory approvals to access the spectrum the SpaceMobile Service needs to operate.

Unlike traditional mobile satellite services, the SpaceMobile Service is not being designed to deliver service over spectrum allocated for mobile satellite use. Rather, the SpaceMobile Service is being designed to deliver service over spectrum allocated for terrestrial mobile use. To do so, regulators in each country where we plan to offer the SpaceMobile Service will need to approve the SpaceMobile Service’s use of spectrum in this manner. We will also need to reach commercial agreements with MNOs under which they will agree to provide us with access to their licensed spectrum on suitable terms and conditions. Although we have received an initial license from the FCC to launch and operate the first five Block 1 BB satellites using S- and UHF-band frequencies to support telemetry, tracking, and control operations and have entered into a space-based wireless connectivity agreement with AT&T to provide the SpaceMobile Service to AT&T’s end users for use within the continental United States (excluding Alaska) and Hawaii, with Vodafone to provide SpaceMobile Services to Vodafone’s end users for use outside the United States, and also plan to enter into a commercial agreement with Verizon in the United States, we cannot be sure that additional regulatory approvals will be forthcoming or, if received, that they will be issued in a timely manner and on terms and conditions that will allow us to meet our business plan. Likewise, we cannot be sure that further commercial agreements with MNOs can be reached or that the terms of such agreements will allow us to provide the SpaceMobile Service for a sufficient period of time or on terms and conditions that will allow us to meet our business plan.

We have a limited operating history and operate in a rapidly evolving industry, which makes it difficult to evaluate our business and future prospects and increases the risk of your investment.

Formed in May 2017, we have a limited operating history in the satellite communications industry, which is rapidly evolving. As a result, there is limited information on which investors can base an evaluation of our business, strategy, operating plan, results and prospects. We intend to derive substantially all of our revenues from the SpaceMobile Service, which is still in the beginning stages of development. There are also no assurances that we will be able to secure future business, or to convert existing memoranda of understanding into definitive commercial agreements, with MNOs who are in turn expected to market and sell the SpaceMobile Service to their existing customers as the end users.

It is difficult to predict future revenues and expenses, and we have limited insight into trends that may emerge and affect our business. We are a developmental stage company facing substantial business and operational risks, including a relatively untested market strategy, all of which makes forecasting future business results particularly difficult and results in a significant level of execution risk.

Our ability to successfully implement our business plan will depend on a number of factors outside of our control.

The success of our business plan is dependent on a number of factors outside of our control, including:

•
our ability to maintain the functionality, capacity and control of the SpaceMobile Service and satellite network once launched;
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

We are highly dependent on the services of Abel Avellan, our founder, Chairman and Chief Executive Officer, and if we are unable to retain Mr. Avellan, attract and retain key employees and hire qualified management, technical and engineering personnel, our business could be adversely affected.

Our success depends, in part, on our ability to retain our key personnel. We are highly dependent on the services of Abel Avellan, our founder, Chairman and Chief Executive Officer. Mr. Avellan is the source of many of the unique technology and developmental features used in our business. The loss of or failure to retain Mr. Avellan or one or more of our other key employees could adversely affect our business.

Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel, in particular engineers. Experienced and highly skilled employees are in high demand, competition for these employees can be intense and there may be concerns regarding new employees’ unauthorized disclosure of competitors’ trade secrets, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. Because our satellites are based on a different technology platform than traditional LEO satellites, individuals with sufficient training in our technology may not be available to hire, and as a result, we will need to expend significant time and expense training the employees we do hire. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our business strategy. Any failure by our management team and our employees to perform as expected may have a material adverse effect on our business, prospects, financial condition and operating results.

Rapid and significant technological changes could render the SpaceMobile Service obsolete and impair our ability to compete.

The satellite communications industry is subject to rapid advances and innovations in technology. We may face competition in the future from companies using new technologies and new satellite systems, including competitors who may have more resources than we do. New technology could render the SpaceMobile Service obsolete or less competitive by satisfying customer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect the business plan may include the deployment by our competitors of new satellites with greater power, flexibility, efficiency or capabilities than ours, as well as continuing improvements in terrestrial wireless technologies. For us to keep pace with technological changes and remain competitive, we may need to make significant capital expenditures, including capital to design and launch new products and services. Customer acceptance of the products and services that we offer may be affected continually by technology-based differences in our product and service offerings compared to those of competitors. New technologies may also be protected by patents or other intellectual property laws and therefore may not be available. Any failure to implement new technology within the SpaceMobile Service may compromise our ability to compete.

If we fail to manage our future growth effectively, our business, prospects, operating results and financial condition could be materially adversely affected.

We intend to expand our operations significantly as we develop the SpaceMobile Service and commence commercial operations. To properly manage our growth, we will need to hire and retain additional personnel, and improve our business processes and controls. Our future expansion will include:

•
hiring and training new personnel;
•
assembling, operating and servicing the satellite network;
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

We may face increased competition from new competitors, new technologies or new equipment, including new LEO constellations and expansion of existing geostationary satellite systems, new technology that could eliminate the need for a satellite system or redeployment of existing technologies to serve the direct to cellular handset market. Satellite service providers or others that rely on satellites for their business purposes and end markets, including us, face a challenging industry as evidenced by the past bankruptcies of OneWeb and Intelsat. The provision of satellite-based services and products is subject to downward price pressure when capacity exceeds demand. In addition to satellite-based competitors, terrestrial voice and data service providers, both wireline and wireless, could further expand into rural and remote areas and provide the same general types of services and products that we intend to provide. Although satellite communications services and terrestrial communications services are not perfect substitutes, the two compete in some markets and for some services and this competition could increase if the SpaceMobile Service proves successful. Consumers generally perceive terrestrial wireless voice communication products and services as less expensive and more convenient than those that are satellite-based. As a result of competition, we may not be able to successfully launch the SpaceMobile Service or products, retain our customers and attract new customers.

We face competition from existing and potential competitors in the telecommunications industry, including terrestrial and satellite-based network systems.

The mobile satellite services industry at-large is highly competitive, and we face substantial general competition from other service providers that offer a range of mobile and fixed communications options. There are also a number of competitors working to develop innovative solutions to compete in this industry.

We face competition from existing and new companies including SpaceX’s Starlink and Globalstar, which are developing satellite communications technology using LEO constellations to provide competitive services in the direct-to-device segment of the mobile satellite services industry. In 2023, Apple introduced a new service supported by Globalstar which provides SOS Emergency Service capabilities to its latest generation iPhones. In February 2025, SpaceX and T-Mobile US offered a beta test of Starlink that included text messaging. In addition, we face competition from existing service providers such as Inmarsat, Globalstar, ORBCOMM, Thuraya Telecommunications Co. and Iridium Communications that offer a range of mobile and fixed communications options.

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

Some of these competitors, as well as other existing companies that may seek to enter the markets we serve, may have larger amounts of capital and other resources, have access to financing and capital resources on more advantageous terms, and provide more efficient products or services than we will be able to provide, any of which could reduce our market share and adversely affect our revenues and business.

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

We are currently party to a number of preliminary agreements and understandings with certain MNOs. However, before we can offer the service in those jurisdictions, we will need to negotiate definitive commercial agreements with those MNOs, which would supersede these preliminary agreements and understandings. There can be no assurance that we will be able to negotiate such definitive commercial agreements on terms acceptable to us. Also, many of these preliminary agreements and understandings will need to be renewed as their terms will end before we launch the SpaceMobile Service. If current or future commercial partners do not perform adequately or agree to commercially reasonable terms acceptable to us, we may be unable to achieve our targeted revenue in these markets or enter new markets, and we may not realize our expected growth, and our brand image and reputation could be damaged.

We rely on third parties for the supply of equipment, satellite components and services.

Our business depends in large part on our ability to execute our plans to assemble, integrate and test our satellites and components. We rely on a limited number of suppliers to supply and produce certain highly-technical components. Any failure of these suppliers or others to perform could require us to seek alternative suppliers or to expand our production capabilities; however, given the highly-technical nature of some of our components, there is no guarantee that we will be able to find alternative suppliers or expand our production facilities, which could cause us to incur additional costs and have a negative impact on our cost or supply of components. Also, production or logistics in supply or production areas or transit to final destinations can be disrupted for a variety of reasons, including natural and man-made disasters, information technology system failures, transportation difficulties, commercial disputes, military actions, economic, business, labor, environmental, public health or political issues or international trade disputes. If our suppliers terminate their relationships with us, fail to provide equipment or services on a timely basis, or fail to meet performance expectations, we may be unable to launch satellites in a timely manner or provide products or services to customers in a competitive manner, which could in turn negatively affect our financial results and reputation.

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

We and our suppliers rely on complex systems and components for the operation and assembly of our satellites, which involves a significant degree of uncertainty and risk in terms of operational performance and costs. These components could suffer unexpected malfunctions from time to time and could require repairs and spare parts to resume operations, which may not be readily available when needed. Unexpected malfunctions of these components could significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as scarcity of natural resources, environmental hazards and remediation, difficulty or delays in obtaining governmental permits, damages or defects in various components, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it could result in the monetary losses, delays, unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all of which could have a material adverse effect on our business, prospects, financial condition or operating results.

We face substantial risks associated with our international operations.

We plan to offer our SpaceMobile Service in international markets and intend to collaborate with a number of foreign MNOs. We have engineering and development centers in India and Scotland, and engineering, development and production centers in Spain and Israel. We also source supplies from international suppliers. Operating in foreign countries poses substantial risks, including:

•
difficulties in developing products and services that are tailored to the needs of local customers;
•
unavailability of, or difficulties in establishing, relationships with local MNOs;
•
instability of international economies and governments, including geopolitical conflicts, acts of hostility or war;
•
changes in laws and policies affecting trade and investment in other jurisdictions,
•
exposure to varying legal standards, including data privacy, security and intellectual property protection;
•
difficulties in obtaining required regulatory authorizations;
•
difficulties in enforcing legal rights;
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

Foreign MNOs will expose us to currency exchange risk due to the effect of future exchange rate fluctuations, which could adversely affect our business and operating results.

Following the anticipated launch of the SpaceMobile Service in international markets, our international operations will be sensitive to currency exchange risks. We anticipate having currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we anticipate transacting business and the U.S. dollar may adversely affect our results of operations and financial condition.

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

Pursuing strategic transactions could cause us to incur additional risks.

We may pursue acquisitions, joint ventures or other strategic transactions from time to time. We may face costs and risks arising from any such transactions, including integrating a new business into our business or managing a joint venture. These risks could include adverse legal, organizational and financial consequences, loss of key customers and distributors, and diversion of management’s time.

Also, any major business combination or similar strategic transaction could require significant additional financing. Further, depending on market conditions, investor perceptions of us and other factors, we may not be able to obtain financing on acceptable terms, in acceptable amounts, or at appropriate times to implement any such transaction.

Covenants in our debt instruments limit our ability to undertake certain types of transactions and adversely affect our liquidity.

Our Term Loan Credit Agreement and Lone Star Loan Agreement contain, and any future indebtedness of ours may contain, a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

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

Additionally, certain of these agreements require us, among other things, to maintain certain levels of liquidity, retain Mr. Avellan as our chairman and Chief Executive Officer and maintain insurance policies on collateralized assets.

Our ability to meet these conditions could be affected by events beyond our control, and we may be unable to meet them.

As a result of these restrictions, we may be:

•
limited in how we conduct our business;
•
unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•
unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our strategy.

Our failure to comply with the covenants in our debt instruments could result in an event of default under the applicable agreement, which could materially adversely affect our financial condition and liquidity.

A breach of the covenants or restrictions under the Term Loan Credit Agreement, Lone Star Loan Agreement, and the 2032 Convertible Notes (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of

Operations-Overview”) could result in an event of default under the applicable agreement. Such a default could allow the creditors to accelerate the related debt and could result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. Furthermore, if we were unable to repay the amounts due and payable, the lenders could proceed against the collateral granted to them to secure that indebtedness which, in certain cases, constitutes a majority of our assets. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

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

Risks Related to Our Satellites and Planned SpaceMobile Service

We may not be able to launch our satellites, or operate our satellites after launch, successfully.

We rely on third parties to launch our satellites. If we fail to find third parties to launch our satellites or if the third parties fail to perform or delay their performance, the SpaceMobile Service may not be made operational in the anticipated timeframe or at all. There are a limited number of third parties with the capabilities to launch our satellites, some of which have launched services that could compete with the SpaceMobile Service.

Also, we may not be able to operate our satellites successfully due to mechanical deployment failures after launch or problems occurring during the deployment once in space. In addition, we may not achieve the desired altitudes to operate our satellites which could result in a failure of our satellites to operate as planned.

Launch insurance, even if it is available, will not fully cover the risks related to the launch of our satellites.

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

Once the SpaceMobile Service is developed and operational, we may experience intermittent signal disruptions, dropped connections, call initiation failures or data transmission disruptions. If the magnitude or frequency of such problems occur repeatedly, we may no longer be able to provide a commercially acceptable level of service, our business and financial results and reputation would be harmed and our ability to pursue our business plan would be compromised. Also, failure to provide an acceptable level of service could cause MNOs to seek other solutions for their customers.

From time to time, we may reposition our satellites within the constellation to optimize service, which could result in degraded service during the repositioning period. Although we will have some ability to remedy some types of problems affecting the performance of satellites remotely from the ground, the physical repair of our satellites in space is not currently feasible.

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

Our satellites have a limited life and may fail prematurely, which could cause our network to be compromised and materially and adversely affect our business, prospects and potential profitability.

We may experience in-orbit malfunctions of our satellites once launched, which could adversely affect the reliability of their service or result in total failure of the satellite. In-orbit failure of a satellite may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation, wind and flares, and space debris. Other factors that could affect the useful lives of our satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Radiation-induced failure of satellite components may result in damage to, or loss of, a satellite before the end of its expected life. Although we would not incur any direct cash costs related to the failure of a satellite, if a satellite fails, we would expect to record an impairment charge in our statement of operations to reduce the remaining net book value of that satellite to zero, and any such impairment charges could reduce our net income for the period in which the failure occurs.

Our business could be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.

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

The protection of our intellectual property rights will be important to our future business opportunities. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective for various reasons, including:

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

We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application with respect to the same subject matter as we have, we may not be entitled to the protection sought by the patent application. We also cannot be certain whether the claims included in a patent application will ultimately be allowed in the applicable issued patent. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. Also, our competitors may design around our issued patents, which could adversely affect our business, prospects, financial condition and operating results.

We may become subject to claims that our satellites or services violate the patent or intellectual property rights of others, which could be costly and disruptive to us.

We operate in an industry that is susceptible to significant intellectual property litigation. Although we maintain intellectual property litigation insurance, the defense of intellectual property suits is both costly and time-consuming, even if ultimately successful, and may divert management’s attention from other business concerns. An adverse determination in litigation to which we may become a party could, among other things:

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

Some of the hardware and software we use in operating the SpaceMobile Service is significantly customized and tailored to meet our requirements and specifications and could be difficult and expensive to service, upgrade or replace. Although we expect to maintain inventories of some spare parts, it nonetheless may be difficult, expensive or impossible to obtain replacement parts for the hardware due to a limited number of those parts being manufactured to our requirements and specifications. Also, our business plan contemplates updating or replacing some of the hardware and software in our network as technology advances, but the complexity of our requirements and specifications may present us with technical and operational challenges that complicate or otherwise make it expensive or infeasible to carry out such upgrades and replacements. If we are not able to suitably service, upgrade or replace our equipment, our ability to provide our services and therefore to generate revenue could be harmed.

Our networks and those of our third-party service providers and MNOs may be vulnerable to security risks.

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our ability to compete for business, manage our risks, and protect our customers and our reputation. Our network and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer attacks, viruses and other security problems. Persons who circumvent security measures could wrongfully access and obtain or use information on our network or cause service interruptions, delays or malfunctions in our devices, services or operations, any of which could harm our reputation, cause demand for our products and services to fall, and compromise our ability to pursue our business plan. Recently, there have been reported a number of significant, widespread security attacks and breaches that have compromised network integrity for many companies and governmental agencies, in some cases reportedly originating from outside the United States. Also, there are reportedly private products available in the market today that may attempt to unlawfully intercept communications made using our network. We may be required to expend significant resources to respond to, contain, remediate, and protect against these attacks and threats, including compliance with applicable data breach and security laws and regulations, and to alleviate problems, including reputational harm and litigation, caused by these security incidents. In the event of such a security incident, our customer contracts may not adequately protect us against liability to third parties with whom our customers conduct business. Although we have implemented and intend to continue to implement security measures, these measures may prove to be inadequate. These security incidents could have a significant effect on our systems, devices and services, including system failures and delays that could limit network availability, which could harm our business and our reputation and result in substantial liability.

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

Our satellites may collide with space debris or another spacecraft, which could adversely affect the performance of the SpaceMobile Service.

Although we comply with, and expect to continue to comply with, best practices and international orbital debris mitigation requirements to actively maneuver our satellites to avoid potential collisions with space debris or other spacecraft, including an onboard propulsion system and altitude and orbit control system, these abilities are limited by uncertainties and inaccuracies in the projected orbit location of, and predicted collisions with, debris objects tracked and cataloged by governments or other entities. Additionally, some space debris is too small to be tracked and therefore its orbital location is unknown; nevertheless, this debris is still large enough to potentially cause severe damage or a failure of our satellites should a collision occur. If our satellites collide with space debris or other spacecraft, the SpaceMobile Service could be impaired. Also, a failure of one or more of our satellites or the occurrence of equipment failures, collision damage, or other related problems could constitute an uninsured loss and could materially harm our financial condition.

Risks Related to Our Legal and Regulatory Matters

Our business is subject to extensive government regulation worldwide, which mandates how we may operate our business and may increase the cost of providing services and expansion into new markets.

Our ownership and operation of a satellite communications system and the sale of services from such system are subject to significant regulation in the United States, including by the FCC, the U.S. Department of Commerce and others, and in foreign jurisdictions by similar local authorities as well as the International Telecommunications Union. The rules and regulations of these U.S. and foreign authorities may change, and such authorities may adopt regulations that limit or restrict our operations as presently conducted or currently contemplated. Such authorities may also make changes to the licenses of our partners or competitors that affect their spectrum, and may, in turn, significantly affect our business. Further, because regulations in each country are different, and some local authorities may not have readily available and publicly searchable records, we may not always be aware if some of our partners or persons with whom we do business hold the requisite licenses and approvals. Our failure to provide services in accordance with the terms of our licenses or our failure to operate our satellites or ground stations as required by our licenses and applicable laws and government regulations could result in the imposition of government sanctions, including the suspension or cancellation of our licenses and/or monetary fines.

Our ability to provide service to our customers and generate revenues could be harmed by adverse governmental regulatory actions.

Our business is subject to extensive government regulation. Our ability to secure all requisite governmental approvals is not assured, and the process of obtaining governmental authorizations and permits can be very time-consuming and time-sensitive, and require compliance with a wide array of administrative and procedural rules. A failure by us to obtain required approvals could compromise our ability to generate revenue or conduct our business in one or more countries. Our requests for regulatory approvals may be subject to challenges by adverse parties and these challenges could delay or prevent favorable action. Furthermore, regulatory approvals can be issued subject to conditions that have an adverse effect on our ability to implement our business plan.

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

The regulations we must adhere to are subject to change by the issuing governmental authorities and there is no guarantee that changes will not be made that are adverse to our business. Regulatory changes, such as those resulting from judicial decisions or the adoption of treaties, legislation or regulations in countries where we operate or intend to operate could also significantly affect our business.

Our ability to offer one or more services in important countries or regions of the world could be limited due to regulatory requirements or geopolitical events.

Our ability to provide the SpaceMobile Service could be limited in some jurisdictions by local regulations. For example, some countries have local domestic ownership requirements, or requirements for physical facilities or gateways within their jurisdictions, that may be difficult for us to satisfy. In some countries, we may not be able to reach a commercially viable agreement with an MNO that will enable us to access the spectrum needed to deliver the SpaceMobile Service. Also, geopolitical events, such as the outbreak of war or hostilities, as well as related sanctions and other trade restrictions, could impair our ability to provide services in important areas. The inability to offer or provide the SpaceMobile Service in certain markets could impair us from achieving our revenue and growth plans.

We expect to provide the SpaceMobile Service in the U.S. and elsewhere on frequencies not regularly allocated for mobile-satellite service, which requires regulatory approval, and there can be no assurance that we will receive or be able to maintain such approval.

The SpaceMobile Service will utilize end-user frequencies that are not allocated to satellite services. Instead, the SpaceMobile Service will be delivered to end-user customers over frequencies generally allocated for terrestrial broadband mobile services. The SpaceMobile Service’s use of spectrum generally allocated for terrestrial broadband mobile services, and our ability to access the U.S. market, will need approval by the FCC. If the FCC does not provide approval, our business will be significantly, adversely affected, and the provision of the SpaceMobile Service could be delayed or diminished, which could have a material adverse effect on our business, financial condition and results of operations. Because terrestrial mobile frequencies are licensed to carriers throughout the U.S., our use of such spectrum will be pursuant to a cooperative arrangement with one or more MNOs, such as spectrum leasing agreements. Our access to this spectrum will be subject to approval or notification by the regulatory licensing authority, and any such approval or notification could be delayed or rejected, which could substantially affect our business. Under such arrangements, we will not be the license holder for the spectrum, and our continued access to and use of the frequencies will be subject to the ongoing consent of the MNO, and to the terms and conditions of the cooperative agreement with such MNO. There can be no assurance that we can reach suitable cooperative agreements with MNOs or that such agreements will continue for the life of the SpaceMobile Service.

The shared use of the terrestrial broadband spectrum by us and the MNO will require the implementation of procedures and safeguards to avoid harmful interference to other users. While we believe the SpaceMobile Service will be able to avoid such interference through our patented technology, because the SpaceMobile Service is a new and innovative service that has not yet been fully implemented, the nature, extent and effectiveness of these interference avoidance techniques, and their effect on the service we will deliver, remains to be practically proven. If the SpaceMobile Service causes or receives harmful interference, it could have a material adverse effect on our business, financial condition and results of operations.

The SpaceMobile Service may qualify as a commercial mobile radio service, which will subject us to a variety of ongoing regulatory requirements.

Government regulators have adopted a broad array of regulations governing the terms and conditions of commercial mobile radio service designed to protect consumers and the public interest. While our arrangements with the MNOs will address some of these requirements, these regulatory obligations may prove burdensome and could have an adverse effect on our business. If we fail to comply in any material respect with any of these regulatory requirements, we could be subject to financial penalties or enforcement action, including the loss of authority to provide service.

Risks Related to Our Organizational Structure

We are a “controlled company” within the meaning of the Nasdaq listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

As of February 27, 2025, Mr. Avellan and his permitted transferees hold all of the Class C Common Stock, which prior to the Sunset Date will entitle such holders to cast the lesser of 10 votes per share and the Class C Share Voting Amount, the latter of which is a number of votes per share equal to (1) (x) an amount of votes equal to 88.31% of the total voting power of our outstanding voting stock, minus (y) the total voting power of our outstanding capital stock (other than Class C Common Stock) owned or controlled by Mr. Avellan and his permitted transferees, divided by (2) the number of shares of our Class C Common Stock then outstanding. As a result, as of February 27, 2025, Mr. Avellan and his permitted transferees holdings, control approximately 76.6% of the combined voting power of our Common Stock, and may control a majority of our voting power so long as the Class C Common Stock represents at least 9.1% of our total Common Stock. As a result of Mr. Avellan and his permitted transferees holdings, we qualify as a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our Board of Directors consist of independent directors, (ii) we have a compensation committee that is composed entirely of independent directors and (iii) director nominees be selected or recommended to the board by independent directors.

We rely on certain of these exemptions. As a result, we do not have a nominating and corporate governance committee consisting entirely of independent directors and our directors were not nominated or selected solely by independent directors. We may also elect to rely on the other exemptions so long as we qualify as a controlled company. To the extent we rely on any of these exemptions, holders of our Class A Common Stock will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

The multi-class structure of our Common Stock has the effect of concentrating voting power with our Chief Executive Officer, which will limit an investor’s ability to influence the outcome of important transactions, including a change of control.

Holders of shares of our Class A Common Stock are entitled to cast one vote per share of Class A Common Stock, while holders of shares of our Class C Common Stock are (1) prior to the Sunset Date, entitled to cast the lesser of (x) 10 votes per share and (y) the Class C Share Voting Amount and (2) from and after the Sunset Date, entitled to cast one vote per share. As of February 27, 2025, Mr. Avellan and his permitted transferees controlled approximately 76.6% of the combined voting power of our Common Stock as a result of their ownership of all of our Class C Common Stock. Accordingly, while we do not intend to issue additional Class C Common Stock in the future, Mr. Avellan will be able to exercise control over all matters requiring our stockholders’ approval, including the election of our directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Avellan may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control could have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and could ultimately affect the market price of shares of our Class A Common Stock.

Our multi-class structure may adversely affect the stock price of our Class A Common Stock.

Our multi-class structure will likely result in a lower or more volatile market price of Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500; however, in April 2023, S&P Dow Jones Indices announced that companies with multiple share class structures will be considered eligible for S&P Composite and its component indices. Likewise, beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our multi-class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. These policies are still fairly new and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our multi-class structure, we will likely be excluded from certain of these indices, and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make shares of our Class A Common Stock less attractive to other investors. As a result, the market price of shares of our Class A Common Stock could be adversely affected.

We are a holding company and rely primarily on distributions from AST LLC to fund our operations.

We are a holding company, and our principal asset is our interest in AST LLC. Accordingly all of our operations and activities relate to the operations and activities of AST LLC. We do not have independent means of generating revenue or cash flow, and our ability to pay our taxes, operating expenses, service our debt, and pay any dividends in the future is dependent upon the financial results and cash flows of AST LLC. There can be no assurance that AST LLC will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants under debt instruments, will permit such distributions. If AST LLC does not distribute sufficient funds to us to pay our taxes or other liabilities, we may default on contractual obligations or need to borrow additional funds, which may not be available. In the event that we are required to, and able to, borrow additional funds it could adversely affect our liquidity and subject us to additional restrictions imposed by lenders. The inability of AST LLC to make distributions in an amount sufficient to enable us to meet our cash requirements at the holding company level could have an adverse effect on our operations.

Risks Related to Tax

Our principal asset is our interest in AST LLC, and accordingly we depend on distributions from AST LLC to make any payments required to be made by us under the Tax Receivable Agreement.

AST LLC is treated as partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated, for U.S. federal income tax purposes, to the holders AST Common Units and Incentive Equity Units. Under the terms of the A&R Operating Agreement, AST LLC is obligated to make pro rata tax distributions to holders of AST Common Units and Incentive Equity Units calculated at certain assumed rates. In addition to tax expenses, we will also incur expenses related to our operations, including payment obligations under the Tax Receivable Agreement, which could be significant and some of which will be reimbursed by AST LLC (excluding payment obligations under the Tax Receivable Agreement). For so long as we are Managing Member (as defined in the A&R Operating Agreement) of AST LLC, we intend to cause AST LLC to make ordinary distributions and tax distributions to the holders of AST Common Units and Incentive Equity Units on a pro rata basis in amounts sufficient to enable us to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by us. However, AST LLC’s ability to make such distributions may be subject to various limitations and restrictions, including retention of amounts necessary to satisfy the obligations of AST LLC and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained in AST LLC’s debt agreements, or any applicable law, or that would have the effect of rendering AST LLC insolvent. To the extent we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances could constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments under the Tax Receivable Agreement, which could be material.

If the distributions received from AST LLC exceed our actual tax liabilities and obligations to make payments under the Tax Receivable Agreement, our Board of Directors, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which could include, among other uses, to pay dividends on our Class A Common Stock. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders.

The Tax Receivable Agreement requires us to make cash payments to the TRA Holders in respect of certain tax benefits and such payments may be substantial.

Pursuant to the Tax Receivable Agreement (“TRA”), we are generally required to pay the TRA Holders (as defined in the Tax Receivable Agreement) 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that we and any applicable consolidated, unitary, or combined Subsidiaries (the “Tax Group”) realize, or are deemed to realize, as a result of certain “Tax Attributes,” which include:

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

Payments under the TRA generally will be based on the tax reporting positions that we determine (with the amount of subject payments determined in consultation with an advisory firm and subject to the TRA Holder Representative’s review and consent), and the IRS or another taxing authority may challenge all or any part of a position taken with respect to Tax Attributes or the utilization thereof, as well as other tax positions that we take, and a court may sustain such a challenge. In the event that any Tax Attributes initially claimed or utilized by the Tax Group are disallowed, the TRA Holders will not be required to reimburse us for any excess payments that may previously have been made pursuant to the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, any excess payments made to such TRA Holders will be applied against and reduce any future cash payments otherwise required to be made by us to the applicable TRA Holders under the Tax Receivable Agreement, after the determination of such excess. However, a challenge to any Tax Attributes initially claimed or utilized by the Tax Group may not arise for a number of years following the initial time of such payment and, even if challenged earlier, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. As a result, there may not be future cash payments against which such excess can be applied, and we could be required to make payments under the Tax Receivable Agreement in excess of the Tax Group’s actual savings in respect of the Tax Attributes.

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

Payments under the TRA will be our obligations and not obligations of AST LLC. Any actual increase in our allocable share of AST and its relevant subsidiaries’ tax basis in relevant assets, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Common Stock at the time of an exchange of AST Common Units by a TRA Holder pursuant to the terms of the A&R Operating Agreement and the amount and timing of the recognition of the Tax Group’s income for applicable tax purposes. While many of the factors that will determine the amount of payments that we will be required to make under the TRA are outside of our control, we expect that the aggregate payments we will be required to make under the TRA could be substantial and could have an adverse effect on our financial condition, which could be material.

Any payments made by us under the TRA will generally reduce the amount of overall cash flow that may have otherwise been available to us. To the extent that we are unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances could constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the Tax Attributes that may be deemed realized under the TRA. Increases in income tax rates, changes in income tax laws or disagreements with tax authorities can adversely affect our business, financial condition or results of operations.

Risks Related to Owning our Class A Common Stock

Failure to establish and maintain effective internal control over financial reporting and disclosure controls and procedures could have a material adverse effect on our business and stock price.

As a public reporting company, we are subject to the rules and regulations established from time to time by the SEC. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report on the effectiveness of our internal control over financial reporting as of the end of each fiscal year, which requires us to document and test our internal control over financial reporting. In support of such certification, we were required to document and make significant changes and enhancements, including hiring personnel and establishing our internal audit functions. Likewise, our independent registered public accounting firm was required to provide an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024. We anticipate continuing to invest significant resources to develop and refine our disclosure controls and other procedures.

If we identify future deficiencies in our internal control over financial reporting or if we are unable to comply with the demands that are placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

Our current controls and any new controls that we develop may also become inadequate because of changes in our business, and weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could cause us to fail to meet our reporting obligations, result in a restatement of our financial statements for prior periods, undermine investor confidence in us and adversely affect the trading price of our Class A Common Stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

Our stockholders may experience future dilution as a result of future equity offerings and such dilution may be substantial.

In order to execute our business plans, we will need a substantial amount of capital to further our business plan and develop the SpaceMobile Service, including capital to:

•
design, develop, assemble, integrate, test and launch our Block 2 BB satellites;
•
design and develop the components of the SpaceMobile Service;
•
purchase direct materials and components;
•
expand our AIT facilities and production capabilities; and
•
support satellite and network operations.

We expect to raise additional funds through the issuance of equity, equity-linked or debt securities (secured or unsecured), secured or unsecured loans or other debt facilities, and credit from government or financial institutions or commercial partners, although our ability, if any, to access the capital markets may require us to modify our current expectations. From time to time, we engage in discussions with various financing sources to enhance liquidity. We may in the future offer additional shares of our Class A Common Stock or other securities convertible into or exchangeable for our Class A Common Stock at a price per share that may be less than the price per share paid by any investors in previous offerings, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. Given the substantial capital needs of our business and business plans, any such dilution may be substantial.

If we are unable to raise additional capital in the future, it may result in our independent registered public accounting firm or management expressing substantial doubt about our ability to continue as a going concern in future financial statements.

There can be no assurance that we will be able to raise additional funds when needed or on favorable terms or at all. If we cannot raise additional funds when needed, our independent registered public accounting firm or management may express substantial doubt about our ability to continue as a going concern in future financial statements. If we were to receive a going concern qualification in our financial statements, the trading price of our Class A Common Stock could be significantly negatively impacted.

Because we will incur much of the costs and expenses from these efforts before we receive any revenues with respect thereto, our losses in future periods will be significant. Also, we have in the past and may in the future find that these efforts are more expensive than we currently anticipate, as our business plan is dependent upon our ability to successfully launch satellites and build the SpaceMobile Service, but also to control costs. The design, manufacture and launch of satellite systems are highly complex and historically have been subject to frequent delays and cost over-runs. The nature of our business thus requires us to regularly reevaluate our business plans and forecasts, and any prior projections should be disregarded unless otherwise indicated. Given the novelty of our business, there is no guarantee that our capital needs will not increase, and such increases could be substantial.

Exercise of outstanding warrants to purchase our Class A Common Stock and any conversion of our 2032 Convertible Notes will result in dilution to our stockholders.

As of February 27, 2025, there are 3,053,132 outstanding private warrants to purchase 3,053,132 shares of our Class A Common Stock at an exercise price of $11.50 per share, which may be exercised at any time. Additionally, we may settle, at our option, the 2032 Convertible Notes upon conversion in shares at the initial conversion rate of 37.0535 shares of our Class A Common Stock per $1,000 principal amount of the 2032 Convertible Notes (equivalent to an initial conversion price of approximately $26.99 per share of Class A Common Stock). As of February 27, 2025, such amount is the equivalent of 17,044,610 shares of our Class A Common Stock convertible on the $460.0 million currently outstanding, before considering any potential reduction in dilution to our Class A Common Stock from settlement of the Capped Calls (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below). To the extent such private warrants are exercised, and/or the 2032 Convertible Notes are converted and we choose to settle the conversion in shares, additional shares of our Class A Common Stock will be issued, which will result in dilution to the holders of our Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such dilution is possible could adversely affect the market price of our Class A Common Stock.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions will provide for:

•
certain limitations on convening special stockholder meetings;
•
permit our Board of Directors to establish the number of directors and fill any vacancies and newly created directorships;
•
advance notice requirements for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•
authorize our board of directors to issue, without further action by the stockholders, shares of preferred stock; and
•
reflect three classes of common stock.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. These provisions also could have the effect of preventing changes in our Board of Directors and may make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests. As a result, our stockholders could be limited in their ability to obtain a premium for their shares.

Provisions in our organizational documents and certain rules imposed by regulatory authorities may discourage lawsuits against our directors and officers.

Our Bylaws require, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our Second Amended and Restated Certificate of Incorporation (“Charter”) or Bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (a) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within 10 days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (c) for which the Court of Chancery does not have subject matter jurisdiction, or (d) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court could determine that this provision is unenforceable, and to the extent it is enforceable, the provision could have the effect of discouraging lawsuits against our directors and officers.

Risks Related to Our Pending Ligado Transaction

Our proposed transaction with Ligado may not be consummated, and definitive documentation between AST LLC and Ligado may not be agreed upon or approved by the applicable bankruptcy court.

On January 5, 2025, our subsidiary, AST LLC, entered into a binding agreement with Ligado with respect to the Ligado Transaction (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below), under which we will receive long-term access to up to 45 MHz of lower mid-band spectrum in the United States and Canada for direct-to-device satellite operations and access to capacity on Ligado’s satellites. We are currently negotiating definitive agreements with respect to the Ligado Transaction.

Notwithstanding execution of the binding agreement, there can be no assurance that the Ligado Transaction will be consummated. The Ligado Transaction is subject to a number of conditions, including the entry into definitive documentation and satisfaction of the closing conditions contained in the definitive documentation, as well as the receipt of satisfactory regulatory approvals required for the proposed use of the spectrum. The Ligado Transaction is also subject to the approval of the Delaware bankruptcy court which is overseeing the restructuring of Ligado. Ligado’s ongoing bankruptcy proceedings present risks that the Ligado Transaction will not be consummated, including the risk that the Ligado Transaction will be abandoned before definitive documentation is agreed upon or approved by the bankruptcy court or that Ligado will consummate an alternative commercial transaction with another party. We also have the right to terminate the Ligado Transaction if the resolution of certain Ligado litigation materially adversely impacts our use of Ligado’s L-based spectrum. Any failure to consummate the Ligado Transaction would have a material adverse effect on our business, financial condition and results of operations.

Our shareholders may experience additional dilution due to the consideration which we would be required to pay to Ligado in the transaction.

Our shareholders may experience additional dilution due to the consideration which we would be required to pay to Ligado in the Ligado Transaction. Concurrently with the execution of the definitive documentation, we will be required to issue to Ligado penny warrants exercisable for approximately 4.7 million shares of our Class A Common Stock, subject to a 12-month lock-up. In addition, upon consummation of the Ligado Transaction, we would pay to Ligado (1) at our option, $350.0 million in cash, $350.0 million of shares of our Class A Common Stock or a combination of cash and shares and (2) at our option, $200.0 million in cash, $200.0 million of convertible notes issued by us on market terms or a combination of cash and convertible notes. While we have obtained a $550.0 million financing commitment, the commitment is subject to conditions, and we could be required to issue up to $550.0 million of Class A Common Stock and convertible notes in order to consummate the Ligado Transaction. We will also be required to issue additional shares of our Class A Common Stock as part of the payments we will be required to make to use spectrum under the definitive documentation. These equity issuances would cause our shareholders to experience significant dilution and may have an adverse impact on the trading price of our Class A Common Stock.

We may fail to realize the anticipated benefits of the Ligado Transaction.

We expect that the Ligado Transaction will add additional capabilities to our technology and space-based network, pairing existing plans for the continental United States on low-band spectrum, which offers superior penetration and coverage characteristics, with access to up to 45 MHz of lower mid-band spectrum, the largest available block of high-quality nationwide spectrum in the United States.

If the Ligado Transaction is consummated, the benefits of the Ligado Transaction will be subject to integration, technology and regulatory risks and our ability to develop the user ecosystem. For example, the integration of the Ligado assets into our business may be disruptive for our business and could divert management’s attention. In addition, once we acquire the rights to use Ligado’s assets, we may discover issues with its technology that we had not detected in connection with our due diligence review of Ligado. Moreover, Ligado’s satellites and other assets could fail or otherwise not operate as intended, which may prevent us from being able to use capacity on Ligado’s satellites and to integrate that use with our other satellite systems. Additionally, if we are unable to adequately develop the user ecosystem, the Ligado Transaction may not enhance our service offerings. As a result of the foregoing, there is no assurance that we will realize the anticipated benefits of the Ligado Transaction.

AST may not be able to secure debt financing for the Ligado Transaction.

In order to finance a portion of the consideration owed to Ligado in the Ligado Transaction, we have obtained a $550.0 million institutional financing commitment, in the form of a non-recourse senior secured delayed-draw term loan facility for the benefit of a newly-formed, wholly-owned special purpose subsidiary of AST LLC (“Spectrum Co”). The commitment is subject to the completion of due diligence, execution of definitive documentation, the absence of a material adverse effect with respect to AST SpaceMobile, and other customary closing conditions. There is no assurance that we will be able to satisfy the closing conditions contained in the financing commitment or that the financing commitment will not be terminated in accordance with its terms prior to consummation of the Ligado Transaction. Accordingly, there is no assurance that we will be able to raise the financing necessary to pay a portion of the consideration owed to Ligado for completion of the Ligado Transaction in cash.

Any debt financing raised in connection with the Ligado Transaction poses risks for AST and its shareholders.

If we enter into a $550.0 million senior secured delay-draw term loan facility in order to finance a portion of the consideration payable in the Ligado Transaction as contemplated, we will become subject to additional risks related to such debt financing. The secured term loan facility would be secured by substantially all of Spectrum Co’s assets, and such assets, which will include the spectrum usage rights acquired from Ligado in the Ligado Transaction, would therefore not be available for other potential senior secured financing by AST. Moreover, the secured term loan facility will require significant debt service over the life of the loan, reducing the cashflow available to AST from the acquired spectrum usage rights.

The senior secured term loan facility will also contain numerous affirmative and negative covenants. Any failure to comply with these covenants could result in an event of default, which would enable the lenders under the term loan facility to take all actions permitted by senior secured creditors, including taking control of the collateral which will secure the facility (consisting of substantially all of the assets of Spectrum Co). Additionally, if we are unable to adequately develop the user ecosystem, the Ligado Transaction may not enhance our service offerings. Any such event of default and seizure of collateral by the secured lenders could have a material adverse effect on our business, financial condition and results of operations.

Once the Ligado Transaction closes, AST will face regulatory, technological and adoption risks with respect to use and access to Ligado’s spectrum.

As part of the Ligado Transaction, AST will receive long-term access to up to 45 MHz of lower mid-band spectrum in the United States and Canada for direct-to-device satellite operations. However, AST will face regulatory and technological risks with respect to its use and access to Ligado’s spectrum. In particular, our access to Ligado’s spectrum depends on the continued effectiveness of Ligado’s licenses from the FCC and other international regulators and on the grant of certain regulatory approvals and waivers to authorize our intended use of the spectrum and related assets. These licenses are subject to modification or cancellation. Moreover, as a third-party beneficiary of Ligado’s licenses, AST is exposed to the risk that Ligado could fail to comply with the applicable licenses, which could result in the cancellation of some or all of the licenses on which we are relying. In addition, AST’s ability to continue to enjoy the benefits of Ligado’s spectrum requires cooperation with other third parties who share the same spectrum for different uses and requires that other tenants on the same or adjacent spectrum refrain from interfering with our use of the spectrum. While Ligado has coordinated use of certain portions of its spectrum under agreements with third parties, those agreements could terminate or expire, which would increase the risk of interference with our use of the spectrum. Additionally, if we are unable to adequately develop the user ecosystem, the Ligado Transaction may not enhance our service offerings. Any of these risks could impact our use and access to Ligado’s spectrum, which would have a material adverse effect on our business, financial condition and results of operations.

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
•
adverse market reaction to indebtedness we may incur, securities we may grant under our equity incentive award plans or otherwise, or any other securities we may issue in the future, including shares of Class A Common Stock;

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

We may also be called on to defend ourselves against lawsuits relating to our business operations. Some of these claims may seek significant damage amounts due to the nature of our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. A future negative outcome in a legal proceeding could have an adverse impact on our business, financial condition and results of operations. Also, current and future litigation, regardless of its merits, could result in substantial legal fees, settlement or judgment costs and a diversion of management’s attention and resources that are needed to successfully run our business.

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

As a result, included on our consolidated balance sheets as of December 31, 2024 and 2023 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our private warrants each reporting period and that the amount of such gains or losses could be material.

Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.

The trading market for our securities is influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts, and the analysts who publish information about our company may have relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Item 1B. Unresolved Staff Comments

None.

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

As of December 31, 2024, we have not identified any risks from cybersecurity threats (including any previous cybersecurity incidents) that have materially affected or are reasonably likely to materially affect our business strategy, financial condition or results of operations. For further details on cybersecurity risks, please refer to the Risk Factors discussion in Item 1A of this Annual Report, including the discussion under the heading “Cyberattacks impacting our networks or systems may have a material effect on our operations.”

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

Management bears the responsibility for the day-to-day assessment and management of cybersecurity risks. We have formed a Cyber Security Incident Response Team (“CSIRT”) to manage and govern the response to any real or suspected cybersecurity incidents. The CSIRT core team, consisting of the information technology team with substantial relevant experience in designing and managing our information technology infrastructure and system, classifies detected cybersecurity incidents into one of three categories based on potential impact to the functionality of the affected systems, possible or known information involved and recoverability effort. The classification of cybersecurity incidents is designed to allow rapid prioritization, response and escalation. The CSIRT core team engages with third party experts and cross-functional CSIRT members, as required, to manage the cybersecurity incidents. Cybersecurity incidents that are potentially significant or could result in a material impact are reported to the CSIRT Executive team, consisting of designated executives of the Company. The CSIRT Executive team is responsible for the oversight of the cybersecurity incidents and related critical decisions, performing a materiality assessment, overseeing the public disclosure of material cybersecurity matters, engaging law enforcement agencies, including our local FBI Liaison Officer, correspondence with the media, and communicating with our Audit Committee and Board of Directors, as appropriate.

Item 2. Properties

We currently operate from multiple locations, including our corporate headquarters and satellite assembly, integrating and testing facilities in Texas.

Property	Location	Leased / Owned
Assembly, Integration and Testing Facility	Midland, Texas	Owned
Assembly, Integration and Testing Facility	Midland, Texas	Leased
Engineering and Development Center	Lanham, Maryland	Leased
Office	Miami, Florida	Leased
Engineering, Development and Production Center	Israel	Leased
Engineering, Development and Production Center	Spain	Leased
Engineering and Development Center	United Kingdom	Leased
Engineering and Development Center	India	Leased

The facilities owned or leased and operated by us are maintained in good condition. In addition to these facilities, we are actively negotiating additional leases of production facilities to increase our manufacturing, assembly, integration, and testing capacity to six Block 2 BB satellites per month to meet our planned launches in 2025 and 2026.

Item 3. Legal Proceedings

We are subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated. In the opinion of management, there was not at least a reasonable possibility we may have incurred a material loss, or a material loss in excess of any recorded accrual, with respect to loss contingencies. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in a reporting period for amounts in excess of management’s expectations, our consolidated financial statements for that reporting period could be materially adversely affected. Refer to Note 9 Commitments and Contingencies in the accompanying notes to the consolidated financial statements for further information.

Delaware Class Action Litigations

Following books and records demands pursuant to 8 Del. C. § 220, two stockholders filed putative class action complaints in the Delaware Court of Chancery against the Company, certain current and former directors and officers of the Company and its predecessor entity and manager, New Providence Acquisition Corp. and New Providence Management LLC, and Abel Avellan, alleging claims of breach of fiduciary duties, aiding and abetting such breaches, and unjust enrichment, relating to the de-SPAC merger. On February 11, 2025, Plaintiffs filed a notice voluntarily dismissing the complaints.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock is listed on the Nasdaq Stock Market under the symbol “ASTS”. Our Class B Common Stock and Class C Common Stock are neither listed nor traded.

Holders

As of February 27, 2025, we had approximately 32 holders of record of our Class A Common Stock, three holders of record of Class B Common Stock, one holder of Class C Common Stock and three holders of record of Private Placement Warrants, exercisable for one share of Class A Common Stock at a price of $11.50 per share.

Dividend Policy

We have not declared or paid any dividends on our common stock to date. We do not currently intend to pay any dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, prospects, compliance with covenants in our credit agreements and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

The graph below illustrates the total return from April 7, 2021, which was the first day our common stock began trading after the closing of Business Combination, through December 31, 2024, for (i) our common stock, (ii) the Russell 2000 Index, and (iii) the NASDAQ Telecommunications Index. The graph assumes that $100 was invested on April 7, 2021 in each of our common stock, the Russell 2000 Index, and the NASDAQ Telecommunications Index, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

	4/7/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024
AST SpaceMobile, Inc.	$100.00	$67.23	$40.81	$51.06	$178.66
Russell 2000 Index	100.00	101.76	80.96	94.67	105.59
NASDAQ Telecommunications Index	100.00	100.79	75.36	84.62	94.05

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise noted or where the context requires otherwise, references in this Annual Report to “we,” “us” or the “Company” refer to AST SpaceMobile, Inc.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 - Financial Statements and Supplementary Data of this Annual Report. Unless otherwise indicated, all references to “dollars” and “$” in this Annual Report are to, and all monetary amounts in this Annual Report are presented in, U.S. dollars.

This section of this Annual Report generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2023 items and year-to-year comparisons between 2023 and 2022 are not included, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Overview

We are building the first and only global Cellular Broadband network in space to be accessible directly by everyday smartphones (2G/4G-LTE/5G devices) for commercial use, and other applications for government use utilizing our extensive IP and patent portfolio. The SpaceMobile Service is being designed to provide cost-effective, high-speed Cellular Broadband services to end-users who are out of terrestrial cellular coverage using existing mobile devices. The SpaceMobile Service currently is planned to be provided by a constellation of high-powered, large phased-array satellites in low Earth orbit (“LEO”) using low-band and mid-band spectrum controlled by Mobile Network Operators (“MNOs”). As discussed under “Recent Developments” below, we entered into an agreement for usage rights for mid-band spectrum. Following the execution of definitive documentation and subject to the completion of certain conditions, we expect our network will be enhanced by our long-term access to up to 45 MHz of the lower mid-band satellite spectrum in the United States and Canada through our usage agreements. As of December 31, 2024, our IP portfolio consists of more than 3,500 patent and patent pending claims worldwide, of which approximately 1,550 have been officially granted or allowed. This includes 36 patent families worldwide. Our patents have various terms expiring starting 2039. We are headquartered in Texas where we operate 194,000 square feet satellite AIT facilities.

We intend to work with MNOs to offer the SpaceMobile Service to the MNOs’ end-user customers. Our vision is that users will not need to subscribe to the SpaceMobile Service directly through us, nor will they need to purchase any new or additional equipment. Instead, users will be able to access the SpaceMobile Service when prompted on their mobile device that they are no longer within range of the land-based facilities of the MNOs or will be able to purchase a plan directly with their existing mobile provider. We intend to seek to use a revenue-sharing business model for SpaceMobile Service in our agreements with MNOs.

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

We also intend to leverage our patented technology, including large phased array and high power capability of our BlueWalker 3 (“BW3”) test satellite and our BB satellites, for a variety of applications in the government sector. To this end, we have entered into agreements with prime contractors for the United States (“U.S.”) government to perform certain tasks and intend to seek to enter into other similar agreements with the U.S. government, either directly or through prime contractors, to develop and test certain non-communication applications and, once qualified, provide certain non-communication and communication services through our satellites.

On April 1, 2019, we launched our first test satellite, BlueWalker 1 (“BW1”), which was used to validate our satellite to cellular architecture and was capable of managing communications delays from LEO and the effects of doppler in a satellite to ground cellular environment using the 4G-LTE protocol.

We launched our BW3 test satellite on September 10, 2022, and announced the completion of the deployment of the communication phased array antenna of the BW3 test satellite in orbit on November 14, 2022. Using the BW3 test satellite, we successfully completed two-way 5G voice calls directly to standard unmodified smartphones, achieved repeated successful download speeds of above 21 Mbps to standard unmodified smartphones and spectral efficiency of approximately 3 bits per second per hertz. We have also successfully completed initial in-orbit and ground testing for non-communication government applications. We intend to continue testing capabilities of the BW3 test satellite, including further testing with cellular service providers and the U.S. government.

We launched five first generation commercial BB satellites (“Block 1 BB satellites”) on September 12, 2024. The Block 1 BB satellites are of similar size and weight to the BW3 test satellite and have ten times higher throughput than the BW3 test satellite. In October 2024, we completed the deployment of the communication phased array antennas and Q/V antennas in orbit and performed a series of monitoring tests and activities to confirm the successful initial operations of the Block 1 BB satellites. In January 2025, we successfully made the first SpaceMobile video call from space with Vodafone using standard unmodified smartphones. In February 2025, we completed the voice and video call tests on standard unmodified smartphones with AT&T and Verizon in the U.S. and also completed the tests for non-communication applications for the U.S. government. All five Block 1 BB satellites have participated in the tests at various stages. We expect to continue testing for SpaceMobile Service including beta testing prior to rollout of initial noncontinuous SpaceMobile Service in select markets including the United States, Europe and Japan.

The SpaceMobile Service has not been launched and therefore has not yet generated any revenue. We currently plan to utilize the Block 1 BB satellites to initiate a limited, noncontinuous SpaceMobile Service in targeted geographical markets, including in the United States, and validate and test non-commercial government applications and seek to generate revenue from such services. Prior to initiating SpaceMobile Service in each jurisdiction, we will need to obtain regulatory approvals in each jurisdiction where we would provide such service and would need to enter into commercial agreements with MNOs relating to the offering of such service in each jurisdiction.

We received an initial license from the FCC to launch and operate the Block 1 BB satellites using S- and UHF-band frequencies to support orbit raising maneuvers and TT&C operations, and to employ the V-band for routine gateway feeder link operations. In the United States, we obtained STAs for service link operations from the FCC, under which we have begun testing in the United States employing low-band spectrum from AT&T and Verizon. We have also obtained the Special Temporary Authority in Turkey and the United Kingdom with Vodafone. Before we begin providing full commercial SpaceMobile Service, the FCC will need to grant the Modification Application, and we will need to obtain additional approvals from other regulatory authorities outside the United States.

We have entered into a space-based wireless connectivity agreement with AT&T to provide SpaceMobile Service to AT&T’s end users for use within the continental United States (excluding Alaska) and Hawaii and with Vodafone to provide SpaceMobile Services to Vodafone’s end users for use outside the United States. We plan to enter into a commercial agreement with Verizon in the United States. We are also expanding our efforts on ground infrastructure development for commercial readiness and integrating our SpaceMobile Service into the MNOs’ infrastructure to initiate commercial services.

Beginning in the first quarter of 2024, we have recognized revenue from completion of performance obligations under agreements with prime contractors for the U.S. government and expect to continue to recognize revenue as and when we complete the remaining performance obligations under the agreements. In 2024, we generated revenue from the resale of gateway equipment and associated services to MNOs. We believe initiation of limited, noncontinuous SpaceMobile Service, as well as completing the milestones under the agreements with prime contractors for the U.S. government, will help to demonstrate the advantages of our satellite-based Cellular Broadband service in the market. These market activities will commence while we continue the development and testing of the next generation of commercial BB satellites.

Our next generation of commercial BB satellites, “Block 2 BB satellites,” featuring up to approximately 2,400 square feet communication array, the largest communication array to be ever deployed in a LEO for commercial use and more than three times bigger than the communication array of the Block 1 BB satellites in orbit today, are designed to deliver up to 10 times the bandwidth capacity of the Block 1 BB satellites. We believe the larger aperture array is expected to provide greater spectrum reuse, enhanced signal strength and increased capacity, thereby reducing the necessary number of satellites to achieve service coverage as compared to smaller apertures. In addition, when we introduce our own AST5000 ASIC chip in the Block 2 BB satellites, we expect to achieve materially greater throughput capacity of up to 40 MHz per beam to support 120 Mbps peak data rates and up to 10,000 MHz of processing bandwidth per Block 2 BB satellite, require less power and offer a lower overall unit cost. We have reached key production milestones and are in initial production phase of the first batch of the ASIC chip. Until we introduce our ASIC chip in Block 2 BB satellites, we expect to continue to manufacture and launch Block 2 BB satellites that are based on a Field Programmable Gate Arrays (“FPGA”) chip.

We have entered into launch agreements with multiple launch service providers which will enable us to commence a planned launch campaign during 2025 and 2026 to launch approximately 60 Block 2 BB satellites. We have commenced assembling and testing the Block 2 BB satellites in accordance with our plan to meet this launch campaign to enable Continuous SpaceMobile Service coverage across key markets such as the United States, Europe, Japan and other strategic markets as well as to facilitate U.S. government applications. We expect to ship the first next-generation Block 2 BB satellite to the launch provider by the end of April 2025 for a launch estimated to occur shortly thereafter, which will commence our launch campaign of approximately 60

Block 2 BB satellites in 2025 through 2026. The timing of shipment of the first Block 2 BB satellite is contingent on a number of factors including satisfactory and timely completion of the assembly and testing of the Block 2 BB satellite, regulatory approvals for the launch, readiness of the launch vehicle, logistics and other factors, many of which are beyond our control.

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

We plan to achieve noncontinuous SpaceMobile Service in the selected, targeted geographical markets with the launch and operation of a total of 25 BB satellites (five Block 1 BB satellites and 20 Block 2 BB satellites). We believe the operation of a constellation of 25 BB satellites will enable us to potentially generate cash flows from operating activities to further support the buildup of the remaining constellation. We believe we can enable Continuous SpaceMobile Service coverage across key markets such as the United States, Europe, Japan and other strategic markets with the launch and operation of a total of approximately 45 to 60 BB satellites, and achieve Continuous SpaceMobile Service in all targeted geographical markets to meet our long term business goals with the launch and operation of a total of approximately 90 BB satellites. We anticipate launching and deploying additional satellites beyond the initial 90 satellites in order to enhance coverage and system capacity in response to incremental market demand. Continuous coverage is not expected to be available at all times in certain areas due to numerous factors, including number of active satellites in the region, latitude coverage range, and other factors. Our current plan is subject to numerous uncertainties, many of which are beyond our control, including satisfactory and timely completion of assembly and testing of the satellites, regulatory approvals, readiness of launch vehicles, availability of launch windows by the launch providers, logistics, our ability to raise additional capital for manufacturing of satellites and launch payments, proposed orbits and resulting satellite coverage, launch costs, ability to enter into agreements with MNOs and other factors, many of which are beyond our control. We may adopt a strategy for commercial launch of the SpaceMobile Service, including the nature and type of services offered and the geographic markets where we may launch such services, that may differ materially from our current plan.

We are an early stage company and, as such, we are subject to all of the risks associated with early stage companies. Please refer to Risk Factors contained in Part I, “Item 1A. Risk Factors” included in the Annual Report.

Recent Developments

Strategic Transaction

On January 5, 2025, AST & Science, LLC (“AST LLC”) entered into a binding agreement (“Strategic Collaboration Term Sheet”) with Ligado under which we will receive long-term access to up to 45 MHz of lower mid-band spectrum in the United States and Canada for direct-to-device satellite applications. The Strategic Collaboration Term Sheet was entered into as part of the restructuring of Ligado, which together with certain of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on January 5, 2025. The transactions contemplated in the Strategic Collaboration Term Sheet (collectively, the “Ligado Transaction”) are subject to the approval of the bankruptcy court. Upon execution of definitive documentation, Ligado will receive approximately 4.7 million penny warrants exercisable into shares of our Class A common stock, subject to a 12-month lock-up. Upon closing of the Ligado Transaction, which will be subject to receipt of satisfactory regulatory approvals required for the proposed use of the spectrum, and other closing conditions, Ligado will receive additional consideration of approximately $550.0 million. To support this consideration, we received a $550.0 million institutional financing commitment, to finance a planned wholly owned special-purpose vehicle in the form of a non-recourse senior-secured delayed-draw term loan facility, subject to satisfactory diligence and customary closing conditions. Upon closing of the Ligado Transaction, we would also pay approximately $80.0 million annually for spectrum usage rights and provide Ligado with long-term net revenue sharing rights.

No assurance can be provided that the Ligado Transaction will be consummated or that the related financing will be disbursed. The Ligado Transaction and the disbursement of the related financing are subject to a number of conditions, including the entry into definitive documentation and the satisfaction of the closing conditions to be specified in such definitive documentation. In addition, Ligado’s ongoing bankruptcy proceedings present risks that the Ligado Transaction will not be consummated, including the risk that the Ligado Transaction will be abandoned before definitive documentation can either be achieved or approved by the bankruptcy court. Moreover, even if the Ligado Transaction is consummated, the benefits of the Ligado Transaction will be subject to, among other things, integration, technology and regulatory risks. The Ligado Transaction will significantly increase our indebtedness (though any debt incurred pursuant to our $550.0 million financing commitment will be non-recourse) and annual required cash spend.

Conversion of the 2034 Convertible Notes

On January 22, 2025, we notified the holders of the 2034 Convertible Notes that we exercised our option to require all of such notes to be converted into shares of Class A Common Stock. As of January 22, 2025, the principal amount of the 2034 Convertible Notes to be converted plus accrued interest was approximately $148.5 million, which was convertible into 25,818,541 shares of our Class A Common Stock. As of the date of this Annual Report, $104.9 million of the principal amount of the 2034 Convertible Notes has been converted into 18,238,272 shares of our Class A Common Stock and issued; the remaining $43.6 million of the principal amount of the 2034 Convertible Notes will be converted into 7,580,269 shares of our Class A Common Stock and issued as promptly as practicable, subject to receipt of certain required governmental approvals.

2032 Convertible Notes

On January 27, 2025, we issued $460.0 million aggregate principal amount of convertible senior notes due 2032 (the “2032 Convertible Notes”), including the exercise in full of the option granted to the initial purchasers to purchase up to $60.0 million aggregate principal amount of notes. The 2032 Convertible Notes are our senior, unsecured obligations and bear interest at a fixed rate of 4.25% per year, payable semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2025. The 2032 Convertible Notes will mature on March 1, 2032, unless earlier repurchased, redeemed, or converted. The 2032 Convertible Notes are convertible at the option of the holders under certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A Common Stock or a combination of cash and shares of our Class A Common Stock, at our election. Refer to Note 15 Subsequent Events in the accompanying notes to the consolidated financial statements for further information.

Capped Calls

On January 27, 2025, in connection with the issuance of the 2032 Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions at a cost of approximately $44.5 million. The Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A common stock underlying the 2032 Convertible Notes. The Capped Calls have an initial strike price of approximately $26.99 per share and an initial cap price of $44.98 per share, which are subject to certain adjustments under the terms of the Capped Calls.

SDA Agreement

On February 25, 2025, a subsidiary of ours entered a new contract award with the United States Space Development Agency (“SDA”) through a prime contractor with total expected revenue of $43.0 million for the subsidiary to provide certain testing services utilizing our next generation Block 2 BB satellites.

Impact of Global Macroeconomic and Geopolitical Conflicts

We continue to closely monitor the impact of macroeconomic conditions, including heightened inflation, changes to fiscal and monetary policies, higher interest rates, volatility in the capital markets, supply chain challenges, imposition of tariffs and geopolitical conflicts on all aspects of our business across geographies, including how it has and may continue to impact our operations, workforce, suppliers, and our ability to raise additional capital to fund operating and capital expenditures.

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

We operate from multiple locations that include our corporate headquarters and 194,000 square feet AIT facilities in Texas where the final AIT is performed, engineering and development centers in the United States, India and Scotland, and engineering, development and production centers in Spain and Israel. While the recently announced tariffs on products manufactured in several jurisdictions have not had a material impact to our operations, the U.S. government may in the future announce, reimpose or increase tariffs on other jurisdictions which may have a material impact to our technology development efforts or results of our operations. Our operations in Israel constitute approximately 1% of our consolidated total assets and approximately 10% of our consolidated total operating expenses. To date, our operations in Israel have not been materially impacted by the geopolitical conflict in the Middle East. We currently do not expect potential interruptions to our operations in Israel to have a material impact on the Company.

Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to execute on our strategy. We believe that our future results of operations could differ materially from the historical results of operations as we initiate the limited, noncontinuous SpaceMobile Service in certain targeted geographical markets, secure additional contracts with the U.S. government or its prime contractors for non-commercial use of our BB satellites, complete the development of the Block 2 BB satellites, increase our capacity and scale to manufacture BB satellites for the planned launches, launch the Block 2 BB satellites, and enter into commercial arrangements with additional MNOs.

Components of Results of Operations

Revenues

To date, we have not generated any revenues from our SpaceMobile Service and do not expect to generate revenue until we launch the SpaceMobile Service. During the year ended December 31, 2024, we recognized $4.4 million of revenue, of which $3.9 million was from performance obligations completed under agreements with prime contractors for U.S. government contracts and $0.5 million was from resale of gateway equipment to a mobile network operator. We expect to continue to recognize revenue under these agreements with prime contractors for U.S. government contracts as and when we complete the remaining performance obligations. We currently plan to initiate a limited, noncontinuous SpaceMobile Service in targeted geographical markets in 2025, including in the United States, subject to obtaining additional regulatory approvals and executing definitive agreements with additional MNOs, and seek to generate revenue from such service.

Engineering Services Costs

Engineering services costs are charged to expense as incurred. Engineering services costs consist primarily of the cost of employees and consultants involved in designing and developing the BB satellites, managing the network and satellite operations centers, and indirectly supporting the assembly, integration and testing of the BB satellites, license cost, and general expenses related to AIT facilities and engineering development centers.

General and Administrative Costs

General and administrative costs include the costs of insurance, cost of non-engineering personnel and personnel related expenses, software licensing and subscriptions, office and facilities expenses, investor relations, and professional services, including public relations, accounting and legal fees.

Research and Development Costs

R&D costs are charged to expense as incurred. R&D costs consist principally of development activities in which we typically engage third-party vendors for the design and development of electronic componentry, software, and mechanical deployment systems, and are largely driven by the achievement of milestones that trigger payments and costs of materials and supplies consumed in the development activities. R&D costs are expected to fluctuate quarter over quarter depending on achievement of milestones.

Depreciation and Amortization

Depreciation and amortization expense includes depreciation expense related to property and equipment including the Block 1 BB satellites. We began depreciating the Block 1 BB satellites as of October 29, 2024 over their expected remaining useful lives of approximately 60 months.

(Loss) Gain on Remeasurement of Warrant Liabilities

Private Placement Warrants issued by us are accounted for as liability-classified instruments at their initial fair value on the date of issuance. They are remeasured on each balance sheet date and changes in the estimated fair value are recognized as an unrealized gain or loss in the consolidated statements of operations.

Interest Expense

Interest expense consists of cash interest payments and amortization of debt issuance costs associated with our debt arrangements.

Interest Income

Interest income consists of interest earned on cash and cash equivalents held in interest bearing demand deposit accounts.

Other Income (Expense), Net

Other income (expense), net primarily consists of non-operating expense and income, including foreign exchange gains or losses.

Loss on Extinguishment of Debt

Loss on extinguishment of debt consists of payment of exit fee and call premium and expensing of remaining unamortized debt issuance costs upon settlement of our senior secured facility loan.

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

Noncontrolling Interest

Noncontrolling interest primarily represents the equity interest in AST LLC held by members other than us. As of December 31, 2024 and December 31, 2023, noncontrolling interest in AST LLC was approximately 30.1% and 58.7%, respectively. The decrease in noncontrolling interest percentage during the year ended December 31, 2024 was a result of the issuance of Class A Common Stock under the January 2024 Common Stock Offering, the 2022 Equity Distribution Agreement, the 2024 Equity Distribution Agreement, the exercises of Public Warrants and Private Placement Warrants, the redemption of AST LLC Common Units in exchange for Class A Common Stock, the exercise of options for Class A Common Stock and the vesting of our restricted stock units.

Results of Operations

We report our results of operations under one operating segment. The following table sets forth a summary of our consolidated statements of operations for the years ended December 31, 2024 and 2023 (in thousands) and the discussion that follows compares the year ended December 31, 2024 to the year ended December 31, 2023.

	Year ended December 31,
	2024	2023	$ Change	% Change
Revenues	$4,418	$-	$4,418	*	%

Operating expenses:
Engineering services costs	93,491	78,811	14,680	19
General and administrative costs	61,566	41,601	19,965	48
Research and development costs	28,783	47,486	(18,703)	(39)
Depreciation and amortization	63,340	54,469	8,871	16
Total operating expenses	247,180	222,367	24,813	11

Other income (expense):
(Loss) gain on remeasurement of warrant liabilities	(268,627)	8,986	(277,613)	*
Interest expense	(18,681)	(4,511)	(14,170)	*
Interest income	14,164	7,186	6,978	97
Other income (expense), net	1,867	(10,290)	12,157	*
Loss on extinguishment of debt	(10,963)	-	(10,963)	*
Total other income (expense), net	(282,240)	1,371	(283,611)	*

Loss before income tax expense	(525,002)	(220,996)	(304,006)	*
Income tax expense	(1,328)	(1,681)	353	(21)
Net loss before allocation to noncontrolling interest	(526,330)	(222,677)	(303,653)	*

Net loss attributable to noncontrolling interest	(226,247)	(135,116)	(91,131)	67
Net loss attributable to common stockholders	$(300,083)	$(87,561)	$(212,522)	*	%

* Percentage greater than or equal to 100 or not meaningful

Revenues

Revenues during the year ended December 31, 2024 were attributable to completion of performance obligations under agreements with prime contractors for U.S. government contracts and from resale of gateway equipment to a mobile network operator. We had no such revenues in the year ended December 31, 2023.

Engineering Services Costs

Total engineering services costs increased by $14.7 million, or 19%, to $93.5 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was primarily attributable to a $10.0 million increase in payroll and employee related costs largely driven by an increase in stock-based compensation expenses due to milestones bonuses paid upon achievement of certain milestones, an increase of $3.8 million in AIT facilities and activities and engineering development centers costs including managing mission operations and ground infrastructure and an increase of $0.9 million in travel expenses.

General and Administrative Costs

Total general and administrative costs increased by $20.0 million, or 48%, to $61.6 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was driven by an increase of $14.9 million in stock-based compensation expense and other employee related costs, an increase of $3.5 million in professional services, a $1.1 million increase in office and facilities expenses and a $0.5 million increase is travel expenses and other miscellaneous expenses.

Research and Development Costs

Total R&D costs decreased by $18.7 million, or 39%, to $28.8 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease in R&D costs was driven by substantially completing the design and development of the initial configuration of the Block 2 BB satellites, completion of certain milestones related to the development of ground infrastructure programs for commercial readiness, and overall completion and launch of the Block 1 BB satellites. While overall R&D costs decreased, expenses related to our ASIC chip increased due to the completion of bring-up of our ASIC chip, which is the first stage of confirming our ASIC chip is working properly and ready for use in the ASIC configuration of the Block 2 BB satellites.

Depreciation and Amortization

Total depreciation and amortization expense increased by $8.9 million, or 16%, to $63.3 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was primarily due to commencing depreciation of the Block 1 BB satellites from October 29, 2024 and additional depreciation from asset additions in 2024 to support accelerated satellite testing and manufacturing.

(Loss) Gain on Remeasurement of Warrant Liabilities

The increase in fair value of warrant liabilities at the time of warrant exercises and the fair value adjustment for Private Placement Warrants outstanding at December 31, 2024 resulted in a loss of $268.6 million for the year ended December 31, 2024 as compared to the gain of $9.0 million during the year ended December 31, 2023. The increase in loss was due to a significant increase in our share price.

Interest Expense

Total interest expense increased by $14.2 million to $18.7 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was primarily driven by a higher debt balance in 2024.

Interest Income

Total interest income increased by $7.0 million, or 97%, to $14.2 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was driven by a higher cash and cash equivalents balance held in interest bearing short-term money market funds.

Other Income (Expense), net

Total other income (expense), net was $1.9 million for the year ended December 31, 2024 as compared to $(10.3) million in the year ended December 31, 2023. The net change of $12.2 million was primarily due to a nonrecurring $10.0 million payment made under a contractual agreement recognized in 2023, an increase of $3.9 million in non-operating income and an increase of $0.4 million in foreign exchange gain, partially offset by a $2.1 million increase in loss on disposal of fixed assets.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $11.0 million was recognized for the year ended December 31, 2024 related to payment of exit fee, call premium and remaining unamortized debt issuance costs on our Senior Secured Credit Facility.

Income Tax Expense

The provision for income taxes was $1.3 million and $1.7 million for the year ended December 31, 2024 and 2023, respectively. The consolidated effective tax rates for the year ended December 31, 2024 and 2023 were (0%) and (1%), respectively. Refer to Note 13 Income Taxes in the accompanying notes to the consolidated financial statements for further information.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $226.2 million and $135.1 million for the year ended December 31, 2024 and the year ended December 31, 2023, respectively. This increase in net loss correlates with the increase in net loss generated at AST LLC given the noncontrolling interest represents a portion of such net loss, partially offset by the decrease in noncontrolling interest’s ownership percentage in AST LLC.

Liquidity and Capital Resources

Our current sources of liquidity are cash and cash equivalents on hand and access to the 2024 ATM Equity Program (as described below). As of December 31, 2024, we had $567.5 million of cash and cash equivalents on hand, including $2.5 million of restricted cash. In January 2025, we raised net proceeds of $10.4 million from the sale of shares of our Class A Common Stock under the 2024 ATM Equity Program and $401.8 million from the issuance of the 2032 Convertible Notes (as described below) after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us and paying the cost of the capped call hedge. We believe our cash and cash equivalents on hand and our ability to raise capital through access to the 2024 ATM Equity Program will be sufficient to meet our current working capital needs, planned operating expenses and capital expenditures for a period of the next 12 months from the date of this Annual Report.

The design, assembly, integration, testing and launch of satellites and related ground infrastructure is capital intensive. We had incurred approximately $121.0 million, an increase of less than 2.0% over the previous estimate of $119.0 million, in direct materials and launch costs in connection with the Block 1 BB satellites in orbit today. We continue to estimate the average capital costs, consisting of direct materials and launch costs, for a constellation of 90 Block 2 BB satellites to be approximately $19.0 million to $21.0 million per satellite, with initial launches higher than that range and trending down over time as we optimize payloads and launch terms. The estimated average capital cost per Block 2 BB satellite is based on securing future launch contracts with more favorable terms, diversifying our supply chain to include cost-effective and low-cost suppliers, cost reductions due to the benefits of economies of scale, continuous process improvements, and other factors. If we are unable to achieve the supply chain diversifications, cost reductions, process improvements, and secure favorable future launch contracts, the average capital cost of the Block 2 BB satellites will be higher and such variations could be material.

We believe we need to launch and operate a total of 25 BB satellites (five Block 1 BB satellites and 20 Block 2 BB satellites) in order to provide coverage to the most commercially attractive MNO markets and potentially generate cash flow from operating activities. As of the date of this Annual Report, we believe that we are fully funded for operating expenses and capital expenditures necessary to design, manufacture, and launch 20 Block 2 BB satellites and operate a constellation of 25 BB satellites. We believe the operation of a constellation of 25 BB satellites will enable us to secure additional sources of financing, including potentially generating cash flows from operating activities to help fund the buildup of the remaining constellation along with our cash on hand that we have begun to deploy in support of manufacturing up to 40 Block 2 BB satellites. Our launch agreements with multiple launch providers enable us to commence a planned launch campaign during 2025 and 2026 to launch approximately 60 Block 2 BB satellites. Subject to our ability to raise additional capital, this provides us with a flexible option to opportunistically accelerate the buildup of the constellation of approximately 65 BB satellites (five Block 1 BB satellites and 60 Block 2 BB satellites) to enable Continuous SpaceMobile Service coverage across key markets such as the United States, Europe, Japan and other strategic markets as well as to facilitate U.S. government applications.

We evaluate our market, product and coverage plans based upon the attractiveness of certain markets, our technology, regulatory concerns and our access to capital and other resources. We believe we can develop satellite configurations that target delivering service to certain attractive markets without the necessity of building a constellation which covers the entire globe. This modularity of our satellite configuration enables us to alter the timing and size of our satellite roll out and provides us flexibility to dynamically change our market plans and capital requirements. As a result, we believe we have the ability to accelerate or slow down our business plan depending upon the availability of capital to support our strategies.

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

Commitments

We have contractual obligations, including non-cancellable operating leases, with terms expiring through November 2033.Future minimum annual rental payments required under these operating lease agreements as of December 31, 2024 is presented within Note 5 Leases in the accompanying notes to the consolidated financial statements.

We have long-term debt outstanding as of December 31, 2024 consisting of the 2034 Convertible Notes, a capital equipment loan and a term loan (described below). The aggregate future contractual maturities of the long-term debt are presented within Note 7 Debt in the accompanying notes to the consolidated financial statements. On January 22, 2025, we exercised our option to convert the 2034 Convertible Notes into shares of Class A Common Stock. As of January 22, 2025, the principal amount of the 2034

Convertible Notes to be converted plus accrued interest was approximately $148.5 million, which was convertible into 25,818,541 shares of our Class A Common Stock. As of the date of this Annual Report, $104.9 million of the principal amount of the 2034 Convertible Notes has been converted into 18,238,272 shares of our Class A Common Stock and issued; the remaining $43.6 million of the principal amount of the 2034 Convertible Notes will be converted into 7,580,269 shares of our Class A Common Stock and issued as promptly as practicable, subject to receipt of certain required governmental approvals. Our obligation under the 2034 Convertible Notes is automatically cancelled upon the issuance of the shares resulting from the conversion of the 2034 Convertible Notes.

On January 27, 2025, we issued $460.0 million aggregate principal amount of the 2032 Convertible Notes, which bear interest at a fixed rate of 4.25% per year, payable semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2025. The following table summarizes the contractual minimum principal and interest payments required on the 2032 Convertible Notes (in thousands):

	Payments Due by Period
2032 Convertible Notes	2025	2026	2027	2028	2029	Thereafter	Total
Principal payment						$460,000	$460,000
Contractual interest payments	11,676	19,550	19,550	19,550	19,550	48,875	138,751
Total contractual obligations	$11,676	$19,550	$19,550	$19,550	$19,550	$508,875	$598,751

Also, as of December 31, 2024, we had contractual commitments with third parties in the aggregate amount of $193.6 million related to procurement of BB satellite components, R&D programs, capital improvements and future launch payments for Block 2 BB satellites under certain launch agreements. We expect these commitments to increase in the future periods as we accelerate the procurement of satellite components for Block 2 BB satellites and when contingencies for the launch installment payments will be resolved. In accordance with certain launch agreements, launch payments are contingent upon launch providers meeting certain milestones as defined in the agreements. If the launch providers do not meet these milestones, we have rights to cancel launches or terminate the agreement without incurring a fee. The minimum commitments under these launch agreements are approximately $150.0 - $160.0 million.

2022 Equity Distribution Agreement

On September 8, 2022, we entered into an Equity Distribution Agreement (the “2022 Sales Agreement” or “2022 ATM Equity Program”) with Evercore Group L.L.C. and B. Riley Securities, Inc. (collectively, the “agents”) to sell shares of our Class A Common Stock having an aggregate sales price of up to $150.0 million through an “at the market offering” program under which the agents acted as sales agents. The agents were entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold. The 2022 ATM Equity Program was fully utilized as of July 15, 2024. Proceeds from the sale of our Class A Common Stock under the Sales Agreement were used for general corporate purposes.

June 2023 Common Stock Offering

On June 30, 2023, we issued 12,500,000 shares of Class A Common Stock in a public offering and received proceeds of $56.6 million, net of transaction costs of $0.3 million. Proceeds from the sale of our Class A Common Stock under the June 2023 Common Stock Offering were used for general corporate purposes.

January 2024 Common Stock Offering

On January 23, 2024, we issued 32,258,064 shares of Class A Common Stock in a public offering and received proceeds of $93.6 million, net of underwriting commissions of $6.0 million and transaction costs of $0.4 million. We provided a 30-day option to the underwriting agent to purchase up to an additional 4,838,709 shares of Class A Common Stock (the “Option Shares”) from us on the same terms and conditions, which was exercised in full resulting in proceeds of $14.1 million, net of underwriting commissions of $0.9 million. Proceeds from the sale of our Class A common stock under the January 2024 Common Stock Offering were used for general corporate purposes.

2024 Equity Distribution Agreement

On September 5, 2024, we entered into an Equity Distribution Agreement (the “2024 Sales Agreement” or “2024 ATM Equity Program”) with B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Deutsche Bank Securities Inc., Roth Capital Partners, LLC, Scotia Capital (USA) Inc. and UBS Securities LLC (collectively, the “agents”) to sell shares of the Class A Common Stock having an aggregate sale price of up to $400.0 million through an “at the market offering”

program under which the agents act as sales agents. The agents are entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold. Under the 2024 Sales Agreement, we issued 8,767,208 shares of our Class A Common Stock during the three months ended December 31, 2024, and received proceeds of $207.8 million, net of commissions paid to the agents and transaction costs. During the three months ended December 31, 2024, we paid commission of $5.3 million to the agents with respect to such sales and incurred initial transaction costs of $0.1 million. During the year ended December 31, 2024, we issued 12,678,261 shares of our Class A Common Stock, and received proceeds of $314.7 million, net of commissions paid to the agents and transaction costs. During the year ended December 31, 2024, we paid commission of $8.1 million to the agents with respect to such sales and incurred initial transaction costs of $0.5 million. Proceeds from the sale of the Class A Common Stock under the 2024 Sales Agreement were and are expected to continue to be used for general corporate purposes. As of the date of this Annual Report, we have approximately $66.0 million available under the 2024 ATM Equity Program.

Term loan

In December 2021, concurrent with the purchase of real property and equipment in Midland, Texas, our wholly-owned subsidiary, AST & Science Texas, LLC (“AST Texas”), entered into a credit agreement with Lone Star State Bank of West Texas (the “Term Loan Credit Agreement”) providing for a $5.0 million term loan secured by the property. Borrowings under the term loan bear interest at a fixed rate equal to 4.20% per annum until December 7, 2026, and from December 8, 2026 until December 8, 2028 at a fixed rate per annum equal to 4.20% plus adjustment if the index rate (as defined in the Term Loan Credit Agreement) is greater than 4.20%, subject to a maximum interest rate of 4.90% per annum.

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

Senior secured credit facility

On August 14, 2023, we entered into a senior secured term loan credit agreement with ACP Post Oak Credit II LLC as administrative agent and collateral agent and Atlas Credit Partners, LLC (“Atlas”) as lender and borrowed $48.5 million upon closing (the “Atlas Credit Agreement”). We received proceeds of $37.2 million, net of debt issuance costs of $9.5 million and deposit of $1.8 million into an interest reserve escrow account. The net proceeds were used for general corporate purposes as permitted under the Atlas Credit Agreement.

The initial borrowing of $48.5 million accrued interest at a fixed rate equal to the three-month secured overnight financing rate (“SOFR”) as of the closing date plus 9.625% per annum equal to 14.75% (the “Atlas Fixed Rate”), payable on the last business day of each fiscal quarter. On November 13, 2024, we repaid the principal amount, including the exit fee, call premium and accrued interest aggregating to approximately $54.9 million and terminated the senior secured facility loan.

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

Convertible Security Investment Agreement

Pursuant to the Convertible Security Investment Agreement which we entered into with certain investors, we issued subordinated convertible notes (“2034 Convertible Notes”) for an aggregate principal amount of $110.0 million on January 16, 2024 to AT&T, Google, and Vodafone, and for an aggregate principal amount of $35.0 million on May 23, 2024 to Verizon. The Convertible Notes bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 30 and December 30 of each year, beginning on June 30, 2024. We have the option to pay interest on the Convertible Notes in cash or in kind. We elected to pay interest on the 2034 Convertible Notes in kind on June 30, 2024, resulting in the principal amount of the 2034 Convertible Notes being increased by approximately $3.0 million. Interest will accrue on such increased principal amount in subsequent interest periods. We elected to pay interest on the 2034 Convertible Notes in cash on December 30, 2024. The AT&T, Google and Vodafone Convertible Notes have a 10-year term unless earlier converted and the Verizon Convertible Notes have a 9 years and 9 months term unless earlier converted. The net proceeds of the Convertible Notes were used for general corporate purposes.

On January 22, 2025, we notified the holders of the 2034 Convertible Notes that we exercised our option to require all of such notes to be converted into shares of Class A Common Stock. As of January 22, 2025, the principal amount of the 2034 Convertible Notes to be converted plus accrued interest was approximately $148.5 million, which was convertible into 25,818,541 shares of our Class A Common Stock. As of the date of this Annual Report, $104.9 million of the principal amount of the 2034 Convertible Notes has been converted into 18,238,272 shares of our Class A Common Stock and issued; the remaining $43.6 million of the principal amount of the 2034 Convertible Notes will be converted into 7,580,269 shares of our Class A Common Stock and issued as promptly as practicable, subject to receipt of certain required governmental approvals.

2032 Convertible Notes

On January 27, 2025, we issued $460.0 million aggregate principal amount of the 2032 Convertible Notes, including the exercise in full of the option granted to the initial purchasers to purchase up to $60.0 million aggregate principal amount of notes. The 2032 Convertible Notes are our senior, unsecured obligations and bear interest at a fixed rate of 4.25% per year, payable semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2025. The 2032 Convertible Notes will mature on March 1, 2032, unless earlier repurchased, redeemed, or converted. The 2032 Convertible Notes are convertible at the option of the holders under certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A Common Stock or a combination of cash and shares of our Class A Common Stock, at our election. The net proceeds of the 2032 Convertible Notes were $446.3 million after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used approximately $44.5 million of the net proceeds to pay the cost of the Capped Calls. The remaining net proceeds were and are expected to continue to be used for working capital or other general corporate purposes, which may include other strategic transactions.

Refer to Note 7 Debt in the accompanying notes to the consolidated financial statements for further information on our outstanding debt. For more information on the 2032 Convertible Notes, see Note 15 Subsequent Events in the accompanying notes to the consolidated financial statements.

Commercial Prepayments

On May 23, 2024, AST LLC and Verizon entered into a Memorandum of Understanding which provides, among other things, that Verizon will make (i) an initial $20.0 million commercial payment for prepaid service revenue, creditable against future service revenue of AST LLC and (ii) a second $45.0 million commercial payment for prepaid service revenue, creditable against future service revenue of AST LLC, subject to us receiving certain regulatory approvals for our SpaceMobile Service and entry into a definitive commercial agreement. We received the initial $20.0 million prepayment from Verizon and recognized it as contract liabilities. Refer to Note 2: Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements for further information.

On May 10, 2024, AST LLC and AT&T entered into the AT&T Commercial Agreement for AST LLC to provide, and AT&T to purchase access to and utilize our network and satellite services to provide service offerings to AT&T’s end users within the continental United States (excluding Alaska) and Hawaii. AT&T will pay to AST LLC a percentage of the gross monthly revenue AT&T bills to its end users for the services enabled by the satellite services. In addition, with the launch and successful initial operation of the Block 1 BB satellites, we received a $20.0 million non-refundable commercial payment from AT&T, credited against AST LLC’s future share of gross monthly revenue. We recognized the prepayment as contract liabilities. Refer to Note 2: Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements for further information. The AT&T Commercial Agreement expires on December 31, 2030, subject to auto-renewal for successive two-year periods unless either party terminates in accordance with the terms of the AT&T Commercial Agreement.

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Cash, cash equivalents and restricted cash	$567,534	$88,097
Cash used in operating activities	$(126,143)	$(148,942)
Cash used in investing activities	(174,127)	(118,807)
Cash provided by financing activities	779,967	116,732

Operating activities

Cash used in operating activities was $126.1 million for the year ended December 31, 2024, as compared to cash used in operating activities of $148.9 million for the year ended December 31, 2023. The $22.8 million decrease in cash used in operating activities was attributable to a decrease of $14.7 million in expenses to support operations and a decrease of $8.1 million in working capital during the year ended December 31, 2024.

Investing activities

Cash used in investing activities was $174.1 million for the year ended December 31, 2024, as compared to cash used in investing activities of $118.8 million for the year ended December 31, 2023. The $55.3 million increase in cash used in investing activities was entirely attributable to an increase in purchases of property and equipment, including procurement of BB satellite materials and advance launch payments.

Financing activities

Cash provided by financing activities was $780.0 million for the year ended December 31, 2024, as compared to cash provided by financing activities of $116.7 million for the year ended December 31, 2023. The $663.3 million increase in cash provided by financing activities was attributable to a $476.0 million increase in net proceeds from the sale of Class A Common Stock from public offerings and under the ATM Equity Programs, a $153.6 million increase in proceeds from exercise of Public Warrants, an additional $81.8 million in net proceeds from the issuance of debt, and a $0.4 million net increase in proceeds from issuance of stock-based compensation awards, partially offset by an increase in debt repayments of $48.5 million.

Funding Requirements

We believe our existing cash and cash equivalents as of December 31, 2024, funds raised in January 2025 and access to the 2024 ATM Equity Program will be sufficient to meet anticipated cash requirements for the next 12 months from the date hereof. However, our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend capital resources sooner than we expect.

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

Until such time, if ever, as we can generate substantial revenues to support our cost structure, we expect to finance cash needs through the issuance of equity, equity-linked or debt securities (secured or unsecured), secured or unsecured loans or other debt facilities, and credit from government or financial institutions or commercial partners. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through commercial agreements, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies and/or future revenue streams, or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Also, our ability to raise necessary financing could be impacted by recent geopolitical events, higher interest rates and inflationary economic conditions and their effects on the market conditions. If we are unable to raise additional funds through equity offerings, debt financings or commercial arrangements when needed, we may be required to delay, limit, reduce or terminate our commercialization efforts or grant rights to develop and market other services even if we would otherwise prefer to develop and market these services ourselves, or potentially discontinue operations.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 2 Summary of Significant Accounting Policies of the consolidated financial statements included elsewhere in this Annual Report. Our critical accounting policies are described below.

Property and Equipment

We design and self-construct the BB satellites intended to be used to provide SpaceMobile Service to customers. The BB satellites are not intended to be held for sale in the ordinary course of business. The costs incurred to complete the design is expensed as incurred. The cost incurred to complete the construction is capitalized as property and equipment. The cost of self-constructed BB satellite assets consists of direct materials, direct labor, launch costs and other direct costs attributable to bringing the asset to a working condition and desired location for the intended use. Costs incurred, including direct materials purchased, launch payments made, direct labor costs and overheads such as launch insurance and satellite transportation costs to the launch site, until the completion of the construction and launch of the BB satellites, are reported as satellite materials, satellites under construction, and advance launch payments within construction-in-progress. Once launched in orbit, the costs of the BB satellites are reported as satellites in orbit and depreciation of the satellites commences once the BB satellites are ready for their intended use.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:

Interest Rate Risk

We had $567.5 million of cash, cash equivalents and restricted cash on hand at December 31, 2024, which consist of bank deposits and short-term money market funds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Such interest-earning instruments carry a degree of interest rate risk. A hypothetical 25 basis points decrease in interest rates earned on our cash and cash equivalents balance as of December 31, 2024 would result in a decrease in annual interest income of approximately $1.3 million.

In January 2024 and May 2024, we issued the 2034 Convertible Notes with an aggregate principal amount of $145.0 million, the full amount of which was outstanding as of December 31, 2024. We carry the 2034 Convertible Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2034 Convertible Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2034 Convertible Notes. The fair value of the 2034 Convertible Notes changes when the market price of our stock fluctuates or market interest rates change. In January 2025, we exercised our option to convert the 2034 Convertible Notes into shares of our Class A Common Stock. Refer to the discussion under “Recent Developments” above for further details.

In August 2023, we entered into a capital equipment loan agreement with Lone Star, as lender, for a term loan of $15.0 million, the full amount of which was outstanding as of December 31, 2024. We carry the capital equipment loan at face value less the unamortized debt issuance costs on our consolidated balance sheets. The capital equipment loan has a variable rate based on the Prime Rate plus 0.75%. We are not subject to material financial statement risk associated with changes in interest rates with respect to the capital equipment loan. The fair value of the capital equipment loan changes when the market interest rates change.

In December 2021, we entered into a term loan with Loan Star with an aggregate principal amount of $5.0 million, $4.5 million of which was outstanding as of December 31, 2024. We carry the term loan at face value less the unamortized debt issuance costs on our consolidated balance sheets. The term loan has a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the term loan. The fair value of the term loan changes when the market interest rates change.

Foreign Currency Risk

For all periods presented, our revenue and operating expenses were primarily denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with revenue and cost-based activities. However, due to fluctuations in exchange rates, we have experienced, and may in the future experience, negative impacts to our revenue and operating expenses denominated in currencies other than the U.S. dollar. The functional currency of our material operating entities is the U.S. dollar.

For the periods presented, we believe the exposure to foreign currency fluctuation from operating expenses is immaterial as the related costs do not constitute a significant portion of our total expenses. As we grow operations, our exposure to foreign currency risk will likely become more significant.

For the periods presented, we did not enter into any forward foreign currency exchange contracts. We may, however, enter into forward foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations in future operating periods as our exposures are deemed to be material. For additional discussion on foreign currency risk, see “Risk Factors” elsewhere in this Annual Report.

Item 8. Financial Statements and Supplementary Data

The full text of the Company’s financial statements begins on page 66 of this Annual Report and is incorporated herein by reference.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended December 31, 2024. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
AST SpaceMobile, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited AST SpaceMobile, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 3, 2025 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Miami, Florida
March 3, 2025

Item 9B. Other Information

(b) During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024, including under the captions “Committees of the Board,” “Proposal No. 1 – Election of Directors,” “Executive Officers,” “Insider Trading Policy” and “Delinquent Section 16(a) Reports.”

We have a Code of Business Conduct and Ethics (the “Code of Ethics”) that, along with our Second Amended and Restated Certificate of Incorporation (the “Charter”), our Amended and Restated Bylaws (“Bylaws”), the charters of the committees of the Board (the “Committees”), our Corporate Governance Guidelines, the Stockholders’ Agreement and the Amended Stockholders’ Agreement, provide the framework of our governance. Our Code of Ethics applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics on our website rather than by filing a Current Report on Form 8-K. Our Code of Ethics and Corporate Governance Guidelines are available on the “Corporate Governance Overview” section of our investor relations website at https://investors.ast-science.com. The information on any of our website pages is deemed not to be incorporated in this Annual Report.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024, including under the captions “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024, including under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024, including under the captions “Corporate Governance Framework” and “Certain Relationships and Related Party Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024, including under the caption “Fees to Independent Registered Public Accounting Firm.”

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

No.	Description of Exhibit
2.1

Strategic Collaboration Term Sheet, dated as of January 5, 2025, by and between Ligado Networks LLC and AST & Sciences, LLC (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2025).

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

4.5

Indenture, dated as of January 27, 2025, by and between AST SpaceMobile, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2025).

4.6

Form of Global Note, representing AST SpaceMobile, Inc.’s 4.25% Convertible Senior Notes due 2032 (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2025).

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

10.3

First Amendment to Amended and Restated Stockholders’ Agreement, dated as of February 5, 2025, by and among the Company, Abel Avellan, Antares Technologies LLC, Vodafone Ventures Limited, Rakuten Mobile, Inc., ATC TRS II LLC and AT&T Venture Investments, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2025).

10.4	Sponsor Voting Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
10.5	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
10.6

Amendment No. 1 and Joinder to Registration Rights Agreement, dated as of June 4, 2024, AST SpaceMobile, Inc., Abel Avellan, Antares Technologies LLC, Vodafone Ventures Limited, Rakuten Mobile USA Service Inc. and ATC TRS II LLC. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2024).

10.7	Tax Receivable Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
10.8

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

10.12†	AST SpaceMobile, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
10.13†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).

10.14†	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
10.15†	Offer Letter between AST SpaceMobile, Inc. and Abel Avellan (incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
10.16†

Offer Letter, dated as of September 14, 2021, between AST & Science LLC and Shanti Gupta (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021).

10.17

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

10.24

Subscription Agreement, by and between New Providence Acquisition Corp. and the undersigned subscriber party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2020).

10.25

Guarantee and Collateral Agreement, made by AST & Science, LLC, AST SpaceMobile, Inc. as Grantor, and each of the other Grantors named therein, in favor of ACP Post Oak Credit II LLC, dated as of August 14, 2023 (incorporated by reference to Exhibit 10.2 to the registrant's Form 8-K filed with the SEC on August 15, 2023).

10.26

Loan Agreement between AST & Science, LLC, AST & Science Texas LLC, AST SpaceMobile Manufacturing, LLC and Lone Star State Bank of West Texas, dated as of August 14, 2023 (incorporated by reference to Exhibit 10.3 to the registrant's Form 8-K filed with the SEC on August 15, 2023).

10.27

Convertible Security Investment Agreement, dated as of January 16, 2024, by and among AST SpaceMobile, Inc. and the parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 18, 2024).

10.28	Form of Investor and Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the registrant's Form 8-K filed with the SEC on January 18, 2024).
10.29†

Employment Agreement, dated as of May 1, 2024, by and between AST SpaceMobile, Inc., AST & Science, LLC and Andrew M. Johnson (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2024).

10.30†

Mutual Separation and Release Agreement, by and between AST SpaceMobile, Inc. and Sean Wallace, dated June 24, 2024 (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed with the SEC on June 25, 2024).

10.31

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

10.32†	AST SpaceMobile, Inc. 2024 Incentive Award Plan. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2024).
10.33†

AST SpaceMobile, Inc. 2024 Incentive Award Plan - Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2024).

10.34

Restructuring Support Agreement, dated as of January 5, 2025, by and among Ligado Networks LLC, certain of its subsidiaries, Consenting Stakeholders (as defined therein) and AST & Sciences, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2025).

10.35	Form of Confirmation for Base Capped Call Transactions (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2025).
10.36	Form of Confirmation for Additional Capped Call Transactions (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2025).
19.1*	AST SpaceMobile, Inc. Insider Trading Compliance Policy
21.1*	List of subsidiaries of AST SpaceMobile, Inc
23.1*	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
24.1	Power of Attorney (included in signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†

AST SpaceMobile, Inc. Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation (incorporated by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2024).

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AST SpaceMobile, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of liability for private placement warrants

As discussed in Notes 3 and 8 to the consolidated financial statements, the Company has issued private placement warrants to purchase common stock at a price of $11.50 per share that remain outstanding as of December 31, 2024. The private placement warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. The private placement warrants are accounted for as derivative liabilities on the consolidated balance sheet at fair value, with subsequent changes in fair value recognized in the consolidated statement of operations and comprehensive loss at each reporting date. The Company estimates the fair value of the liability for private placement warrants at each financial reporting date using the Black-Scholes-Merton option pricing model. The Black-Scholes-Merton model required the use of a risk-free rate assumption and expected volatility assumption, which are subjective assumption inputs. The risk-free rate assumption was based on U.S. Treasury rates and the expected volatility assumption was based on an average of the historical volatility of the Company’s shares and the implied volatility of one-year options on the Company’s shares. At December 31, 2024, the Company recorded a liability of $41.2 million for the private placement warrants.

We identified the evaluation of the fair value of the liability for private placement warrants as of December 31, 2024 as a critical audit matter. A high degree of auditor judgment and specialized skills and knowledge were required in the evaluation of the estimated fair value due to the degree of subjectivity associated with the expected volatility assumption and its sensitivity to variation.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s valuation process, including a control related to the determination of the expected volatility assumption. We involved valuation professionals with specialized skills and knowledge who assisted in:

•
developing an independent expectation of the volatility assumption based on consideration of historical and implied share price volatility information
•
developing an estimate of the fair value of the liability for private placement warrants using publicly available market data and the independently developed volatility assumption
•
comparing the independently developed estimate of the fair value to the respective fair value of the liability for private placement warrants determined by the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Miami, Florida

March 3, 2025

AST SPACEMOBILE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	As of December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$564,988	$85,622
Restricted cash	2,546	2,475
Prepaid expenses	7,887	4,591
Other current assets	24,825	14,194
Total current assets	600,246	106,882

Non-current assets:
Property and equipment, net	337,669	238,478
Operating lease right-of-use assets, net	14,014	13,221
Other non-current assets	2,632	2,311
TOTAL ASSETS	$954,561	$360,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,004	$20,575
Accrued expenses and other current liabilities	12,195	23,926
Contract liabilities	41,968	-
Current operating lease liabilities	1,856	1,468
Current portion of long-term debt, net	2,919	252
Total current liabilities	75,942	46,221

Non-current liabilities:
Warrant liabilities	41,248	29,960
Non-current operating lease liabilities	12,652	11,900
Long-term debt, net	155,573	59,252
Total liabilities	285,415	147,333

Commitments and contingencies (Note 9)

Stockholders' Equity:
Class A Common Stock, $.0001 par value, 800,000,000 shares authorized, 208,173,198 and 90,161,309 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	20	9
Class B Common Stock, $.0001 par value, 200,000,000 shares authorized, 11,227,292 and 50,041,757 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	4	5
Class C Common Stock, $.0001 par value, 125,000,000 shares authorized, 78,163,078 shares issued and outstanding as of December 31, 2024 and 2023.	8	8
Additional paid-in capital	969,004	288,404
Accumulated other comprehensive (loss) income	(176)	227
Accumulated deficit	(489,745)	(189,662)
Noncontrolling interest	190,031	114,568
Total stockholders' equity	669,146	213,559

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$954,561	$360,892

See accompanying notes to the consolidated financial statements

AST SPACEMOBILE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022

Revenues	$4,418	$-	$13,825

Operating expenses:
Costs to fulfill Nano contracts (exclusive of items shown separately below)	-	-	6,714
Engineering services costs	93,491	78,811	54,212
General and administrative costs	61,566	41,601	48,332
Research and development costs	28,783	47,486	45,620
Depreciation and amortization	63,340	54,469	4,711
Total operating expenses	247,180	222,367	159,589

Other income (expense):
(Loss) gain on remeasurement of warrant liabilities	(268,627)	8,986	19,114
Interest expense	(18,681)	(4,511)	(216)
Interest income	14,164	7,186	2,849
Other income (expense), net	1,867	(10,290)	21,521
Loss on extinguishment of debt	(10,963)	-	-
Total other (expense) income, net	(282,240)	1,371	43,268

Loss before income tax expense	(525,002)	(220,996)	(102,496)
Income tax expense	(1,328)	(1,681)	(617)
Net loss before allocation to noncontrolling interest	(526,330)	(222,677)	(103,113)

Net loss attributable to noncontrolling interest	(226,247)	(135,116)	(71,473)
Net loss attributable to common stockholders	$(300,083)	$(87,561)	$(31,640)
Net loss per share attributable to holders of Class A Common Stock
Basic and diluted	$(1.94)	$(1.07)	$(0.58)
Weighted-average shares of Class A Common Stock outstanding
Basic and diluted	154,501,344	81,824,122	54,437,073

See accompanying notes to the consolidated financial statements

AST SPACEMOBILE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022

Net loss before allocation to noncontrolling interest	$(526,330)	$(222,677)	$(103,113)
Other comprehensive loss
Foreign currency translation adjustments	(586)	(6)	(295)
Total other comprehensive loss	(586)	(6)	(295)
Total comprehensive loss before allocation to noncontrolling interest	(526,916)	(222,683)	(103,408)
Comprehensive loss attributable to noncontrolling interest	(226,430)	(135,120)	(71,704)
Comprehensive loss attributable to common stockholders	$(300,486)	$(87,563)	$(31,704)

See accompanying notes to the consolidated financial statements

AST SPACEMOBILE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

Year Ended December 31, 2024
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance, December 31, 2023	90,161,309	$9	50,041,757	$5	78,163,078	$8	$288,404	$227	$(189,662)	$114,568	$213,559
Stock-based compensation	-	-	-	-	-	-	26,680	-	-	5,359	32,039
Issuance of common stock, net of issuance costs	62,052,687	6	-	-	-	-	351,846	-	-	187,944	539,796
Issuance of equity under employee stock plan	462,224	-	-	-	-	-	2,776	-	-	2,165	4,941
Vesting of restricted stock units	1,532,573	-	-	-	-	-	(4,204)	-	-	(997)	(5,201)
Warrant exercise	13,971,450	1	-	-	-	-	242,570	-	-	168,357	410,928
Redemption of AST LLC Common Units for Class A common stock	39,992,955	4	(38,814,465)	(1)	-	-	60,932	-	-	(60,935)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	(403)	-	(183)	(586)
Net loss	-	-	-	-	-	-	-	-	(300,083)	(226,247)	(526,330)
Balance, December 31, 2024	208,173,198	$20	11,227,292	$4	78,163,078	$8	$969,004	$(176)	$(489,745)	$190,031	$669,146

Year Ended December 31, 2023
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance, December 31, 2022	71,819,926	$7	50,041,757	$5	78,163,078	$8	$235,384	$229	$(102,101)	$226,294	$359,826
Stock-based compensation	-	-	-	-	-	-	12,631	-	-	658	13,289
Issuance of common stock, net of issuance costs	14,027,909	1	-	-	-	-	36,892	-	-	26,874	63,767
Issuance of equity under employee stock plan	3,639,645	1	-	-	-	-	3,699	-	-	(3,475)	225
Vesting of restricted stock units	673,829	-	-	-	-	-	(202)	-	-	(663)	(865)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(2)	-	(4)	(6)
Net loss	-	-	-	-	-	-	-	-	(87,561)	(135,116)	(222,677)
Balance, December 31, 2023	90,161,309	$9	50,041,757	$5	78,163,078	$8	$288,404	$227	$(189,662)	$114,568	$213,559

Year Ended December 31, 2022
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance, December 31, 2021	51,730,904	$5	51,636,922	$5	78,163,078	$8	$171,155	$(433)	$(70,461)	$251,693	$351,972
Stock-based compensation	-	-	-	-	-	-	8,190	-	-	1,156	9,346
Issuance of common stock, net of issuance costs	18,134,386	2	-	-	-	-	53,503	-	-	49,264	102,769
Issuance of equity under employee stock plan	1,595,165	-	(1,595,165)	-	-	-	2,408	-	-	(2,335)	73
Vesting of restricted stock units	358,271	-	-	-	-	-	19	-	-	(436)	(417)
Warrant Exercise	1,200	-	-				109	-		(93)	16
Deconsolidation of subsidiary	-	-	-				-	726		(1,251)	(525)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(64)	-	(231)	(295)
Net loss	-	-	-	-	-	-	-	-	(31,640)	(71,473)	(103,113)
Balance, December 31, 2022	71,819,926	$7	50,041,757	$5	78,163,078	$8	$235,384	$229	$(102,101)	$226,294	$359,826

See accompanying notes to the consolidated financial statements

AST SPACEMOBILE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022

Cash flows from operating activities:
Net loss before allocation to noncontrolling interest	$(526,330)	$(222,677)	$(103,113)
Adjustments to reconcile net loss before noncontrolling interest to cash used in operating activities:
Gain on sale of Nano	-	-	(24,542)
Depreciation and amortization	63,340	54,469	4,711
Amortization of debt issuance costs	3,734	1,155	-
Write off of unamortized debt issuance costs	5,483	-	-
Loss on disposal/sale of property and equipment	2,221	110	305
Loss (gain) on remeasurement of warrant liabilities	268,627	(8,986)	(19,114)
Stock-based compensation	32,039	13,289	9,391
Paid-in-kind ("PIK") interest expense	2,959	-	-
Issuance of common stock for commitment shares	-	-	332
Changes in operating assets and liabilities:
Accounts receivable	-	-	(1,993)
Inventory	-	-	(2,461)
Prepaid expenses and other current assets	(14,016)	12,082	(24,588)
Accounts payable and accrued expenses	(6,257)	(149)	18,438
Operating lease right-of-use assets and operating lease liabilities	349	48	40
Contract liabilities	41,968	-	2,395
Other assets and liabilities	(260)	1,717	(16,265)
Net cash used in operating activities	(126,143)	(148,942)	(156,464)

Cash flows from investing activities:
Purchase of property and equipment	(174,127)	(118,807)	(57,284)
Proceeds from sale of Nano, net of cash deconsolidated and transaction costs	-	-	25,932
Net cash used in investing activities	(174,127)	(118,807)	(31,352)

Cash flows from financing activities:
Proceeds from debt	145,000	63,500	230
Repayments of debt	(48,752)	(242)	-
Payment for debt issuance costs	(9,435)	(9,653)	-
Proceeds from issuance of common stock	551,947	64,639	104,770
Payments for third party equity issuance costs	(12,151)	(872)	(2,747)
Proceeds from warrant exercises	153,618	-	14
Issuance of equity under employee stock plan	4,941	225	73
Employee taxes paid for stock-based compensation awards	(5,201)	(865)	-
Net cash provided by financing activities	779,967	116,732	102,340

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(260)	(142)	195

Net increase (decrease) in cash, cash equivalents and restricted cash	479,437	(151,159)	(85,281)
Cash, cash equivalents and restricted cash, beginning of period	88,097	239,256	324,537
Cash, cash equivalents and restricted cash, end of period	$567,534	$88,097	$239,256

Supplemental disclosure of cash flow information:
Non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$2,238	$6,739	$1,129
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$9,309	$18,409	$4,926
PIK interest paid through issuance of PIK notes	2,959	-	-
Settlement of warrant liabilities by issuing shares	257,337	-	-
Cash paid during the fiscal year for:
Interest	$11,988	$3,243	$224
Income taxes, net	1,669	492	684

See accompanying notes to the consolidated financial statements

AST SPACEMOBILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

1.
Organization and Nature of Operations

AST SpaceMobile, Inc., collectively with its subsidiaries (“SpaceMobile” or the “Company”) is currently designing and developing the constellation of BlueBird (“BB”) satellites and has begun launching its planned space-based Cellular Broadband network distributed through a constellation of low Earth orbit (“LEO”) satellites. Once deployed and operational, the BB satellites are designed to provide connectivity directly to off-the-shelf and unmodified devices at broadband speeds (the “SpaceMobile Service”), and be accessible for other applications for government use. At that point, the Company intends to offer the SpaceMobile Service to cellular subscribers and others through wholesale commercial agreements with cellular service providers. The Company is headquartered in Texas where it operates 194,000 square feet satellite assembly, integrating and testing (“AIT”) facilities. The Company’s intellectual property (“IP”) portfolio is diverse, containing numerous and various innovations of the direct-to-cell satellite ecosystem from space to Earth. The Company’s IP portfolio consists of 36 patent families worldwide. As of December 31, 2024, the Company has more than 3,500 patent and patent pending claims worldwide, of which approximately 1,550 have been officially granted or allowed.

The Company launched its BW3 test satellite on September 10, 2022, and announced the completion of the deployment of the communication phased array antenna of the BW3 test satellite in orbit on November 14, 2022. Using the BW3 test satellite, the Company successfully completed two-way 5G voice calls directly to standard unmodified smartphones, achieved repeated successful download speeds of above 21 megabits per second (“Mbps”) to standard unmodified smartphones and spectral efficiency of approximately 3 bits per second per hertz. The Company has also successfully completed initial in-orbit and ground testing for non-communication government applications. The Company intends to continue testing capabilities of the BW3 test satellite, including further testing with cellular service providers and the government.

The Company launched five first generation commercial BB satellites (“Block 1 BB satellites”) on September 12, 2024. The Block 1 BB satellites are of similar size and weight to the BW3 test satellite and have ten times higher throughput than the BW3 test satellite. In October 2024, the Company completed the deployment of the communication phased array antennas and Q/V antennas in orbit and performed a series of monitoring tests and activities to confirm the successful initial operations of the Block 1 BB satellites. In January 2025, the Company successfully made the first SpaceMobile video call from space with Vodafone using standard unmodified 4G/5G smartphones. In February 2025, the Company completed the voice and video calls tests on standard unmodified smartphones with AT&T and Verizon in the U.S. and also completed the tests for non-communication applications for the United States government. All five Block 1 BB satellites have participated in the tests at various stages. The Company expects to continue testing for SpaceMobile Service including beta testing prior to rollout of initial noncontinuous SpaceMobile Service in select markets including the United States, Europe, and Japan.

The Company is organized in an “Up-C” structure in which the business is operated by AST & Science, LLC (“AST LLC”) and its subsidiaries and in which the Company's only direct assets consist of equity interests in AST LLC. As the managing member of AST LLC, the Company has full discretion to manage and control the business of AST LLC and to take all action it deems necessary to accomplish the purposes of AST LLC. The Company’s Class A Common Stock is listed on the Nasdaq Capital Market under the symbol “ASTS”.

The Company operates from multiple locations that include its corporate headquarters and 194,000 square feet AIT facilities in Texas where the final AIT is performed, engineering and development centers in the United States, India and Scotland, and engineering, development and production centers in Spain and Israel.

On June 30, 2024, the Company exceeded the $700.0 million public float threshold to trigger the large accelerated filer status with the Securities and Exchange Commission (“SEC”). As a result, the Company is no longer a Smaller Reporting Company nor an Emerging Growth Company. Therefore, the Company is required to comply with new or revised accounting standards as of the effective dates applicable to public companies that are not emerging growth companies, and the Company’s auditors must provide an auditor attestation on internal controls under Section 404(b) of the Sarbanes-Oxley Act of 2002 to be included in this Form 10-K for the year ended December 31, 2024.

2.
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements and related notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the requirements of the SEC. The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation. Certain comparative amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

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

Related Parties and Related Party Transactions

A related party is a person who has the ability to exert significant influence over the Company and may include executive officers and directors, including members of their immediate families, shareholders owning more than 10% of the Company’s voting securities, or other entities deemed to be affiliates, as defined in ASC 850, Related Party Disclosures. The Company assesses its related parties and applicable disclosures on a quarterly basis, considering all relevant facts and circumstances. In 2024, amendments to the Company’s Stockholders Agreement and changes in the composition of the Company’s Board of Directors prompted the Company to reassess its related parties.

According to the Company’s Stockholders’ Agreement, as amended, certain investors of the Company have the right to nominate directors to the Company’s Board of Directors. These investors include AT&T, Vodafone, American Tower, Rakuten, and Antares Technologies. However, none of these investors have ownership rights or any voting rights that qualify them as related parties under ASC 850. Therefore, the Company has concluded that none of these investors with board representation are related parties as of December 31, 2024, and no disclosures under ASC 850, Related Party Disclosures, are required.

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

Segment

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, that requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. It requires a public entity to also disclose the title and position of the CODM.

The Company’s CODM is its Chairman and Chief Executive Officer. The Company has determined that it operates in one operating segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss before allocation to noncontrolling interest that also is reported on the consolidated statements of operations as revenues less total operating expenses and other segment items. Other segment items include loss and gain on remeasurement of warrant liabilities, interest income and expense, and income taxes expense. Other segment items also include loss on extinguishment of debt, contractual agreement related payment, and gain on sale of NanoAvionika UAB (“Nano”) for the year ended December 31, 2024, 2023 and 2022, respectively. The measure of segment assets is reported on the accompanying consolidated balance sheets as total assets.

Cash and Cash Equivalents

The Company’s cash equivalents consist of short-term money market funds. The Company considers all highly liquid investments with a maturity date of 90 days or less at the date of purchase to be cash equivalents. Cash is primarily maintained at Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. The Company maintains its cash in accounts at financial institutions that the Company believes are of high credit quality. At times, the cash balance may exceed federally insured limits. The Company's foreign subsidiaries may deposit cash at institutions that are not insured by the FDIC. Interest income earned on cash and cash equivalents and restricted cash are reported under interest income in the consolidated statement of operations. Cash and cash equivalents and restricted cash as of December 31, 2024 are subject to minimal credit risk.

Restricted Cash

Restricted cash represents cash held in escrow and deposit accounts. These funds are restricted as to withdrawal or use under the terms of the contractual agreements.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. The cost of self-constructed BB satellite assets consists of direct materials, direct labor, launch costs, and other direct costs attributable to bringing the asset to a working condition and desired location for the intended use. Costs incurred, including direct materials purchased, launch payments made, direct labor costs and overheads such as launch insurance and satellite transportation costs to the launch site, until the completion of the construction and launch of the BB satellites are reported as satellite materials, satellites under construction, and advance launch payments within construction-in-progress. Once launched in orbit, the costs of the BB satellites are reported as satellites in orbit and depreciation of the satellites commences once the BB satellites are ready for their intended use. To date, the Company has capitalized five Block 1 BB satellites which are reported as part of satellites in orbit within property and equipment. The Block 1 BB satellites were reclassified from Construction in progress to Satellites in orbit as of October 29, 2024, the date they were determined to be ready for their intended use, and are depreciated over their expected remaining useful lives of approximately 60 months.

The Company capitalizes the costs of the test satellites if there is an alternative future use for the test satellites. The Company capitalizes only those expenditures and ancillary costs that are directly attributable to assembly and testing and necessarily incurred to place the test satellites into their intended location and use. These costs include materials costs, launch cost, and other non-recurring costs directly associated with the development of the test satellites. The other non-recurring costs primarily include third-party vendors who are hired solely for the design, assembly, and testing of the test satellite and are responsible for the value and progression of the project. The costs for internal recurring engineering employees and consultants are expensed as engineering services costs and not capitalized to the cost of the test satellites, as these employees are not directly associated with the development of the test satellites. To date, the Company has capitalized one test satellite, BW3, which is reported as part of satellites in orbit within property and equipment. BW3 test satellite was capitalized in 2023 and has been fully depreciated in August 2024.

The Company capitalizes the costs of software obtained for internal use in accordance with the guidance for accounting for costs of computer software obtained for internal use. Capitalization of software obtained for internal use commences during the development phase of the project and ends when the asset is ready for its intended use. Software obtained for internal use is generally amortized on a straight-line basis over the estimated useful life and included within property and equipment on the Company’s consolidated balance sheet. Capitalized costs of software obtained for internal use for the year ended December 31, 2024 and December 31, 2023 were $13.5 million and $7.0 million, respectively, all of which were developed by third parties to the Company. No such costs were incurred in 2022.

The Company records depreciation in a manner that recognizes the cost of its depreciable assets over their estimated useful lives primarily using the straight-line method. Leasehold improvements are amortized over the shorter of the terms of the underlying leases or the estimated useful lives of the improvements. Repairs and maintenance costs that do not extend the useful life or enhance the productive capacity of an asset are expensed as incurred. Upon retirement or disposal of property and equipment, the Company derecognizes the cost and accumulated depreciation balance associated with the asset, with a resulting gain or loss from disposal included in the determination of net income or loss.

The Company depreciates the assets over the estimated useful lives as follows:

Estimated Useful Life
Buildings	30 years
Computers, software, and equipment	2 to 10 years
Leasehold improvements	Shorter of estimated useful life or lease term
Satellite antennas	5 years
Satellites in orbit	2 to 7 years
Lab, assembly, and integration equipment	2 to 10 years
Others (1)	5 to 7 years

(1)
Includes vehicles, furniture and fixtures, and a phased array test facility.

Impairment of Long Lived Assets

Long-lived assets consist of property and equipment and operating lease right-of-use assets. Long-lived assets are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets may warrant revision or if events or circumstances indicate that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. There were no impairment charges for long-lived assets recognized for the years ended December 31, 2024, 2023 and 2022.

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

Fair Value Measurements

The Company measures certain assets and liabilities at fair value, either upon initial recognition or for subsequent accounting or reporting. The fair value of the financial instruments is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time.

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

Revenue Recognition

Revenue generated from sales of goods and services is recognized when a customer obtains control of promised goods or services in accordance with ASC 606, Revenue from Contracts with Customers. The Company recognizes revenue for services provided over time as customers simultaneously receive and consume the benefits provided by the Company’s performance. For performance obligations that do not meet the criteria for over time recognition, the Company recognizes revenue upon transfer of control of the performance obligation to the customer. The Company defers revenue and recognizes contract liabilities in the event the performance obligations are not satisfied for which payment has been received.

To date, the Company has not generated any revenues from its SpaceMobile Service. During the year ended December 31, 2024, the Company recognized $4.4 million of revenue, of which $3.9 million was from performance obligations completed under agreements with prime contractors for U.S. government contracts and $0.5 million was from resale of gateway equipment to a mobile network operator. No revenue was recognized during the year ended December 31, 2023. During the year ended December 31, 2022, all revenue recognized related exclusively to sales of goods and services of the Company’s former subsidiary, Nano, until the completion of the sale of Nano on September 6, 2022. Nano generated revenue from the development and manufacture of satellite technology, and ancillary sales and services globally. Nano also sold individual satellite parts, subsystems, and software to be configured to customers’ satellites, and entered into “rideshare” type agreements whereby Nano provided hosted payload services using customers’ payloads integrated with Nano-owned satellite buses for scheduled launches. Revenue for services provided by Nano was recognized over time based on an output method, under which the total value of revenue was recognized based on each contract’s deliverable(s) as they were completed and when value was transferred to a customer. Certain of Nano’s performance obligations did not meet the criteria for over time recognition such as satellite hardware and subsystems. In these scenarios, revenue was recognized upon transfer of control of the performance obligation to the customer.

As of December 31, 2024, $42.0 million of contract liabilities were recorded for advance payments received but associated performance obligations not yet satisfied related to the Company’s SpaceMobile Service and resale of gateway equipment and associated services to customers. There were no contract liabilities or contract assets as of December 31, 2023.

Costs to fulfill Nano contracts

Costs to fulfill Nano contracts included the purchase price of various products used and services performed to execute Nano’s sales contracts. Costs to fulfill Nano contracts also includes operational costs to fulfill Nano customer orders, including costs for Nano employees and overhead until the completion of the sale of Nano on September 6, 2022.

Engineering Services Costs

Engineering services costs are charged to expense as incurred. Engineering services costs consist primarily of the cost of employees and consultants involved in designing and developing the BB satellites, managing the network and satellite operations centers, and indirectly supporting the assembly, integration and testing of the BB satellites, license cost, and general expenses related to AIT facilities and engineering development centers.

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

Stock-Based Compensation

The Company accounts for equity awards, including grants of stock options and restricted stock units, in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all equity-based payments to employees, which includes grants of employee equity awards, to be recognized in the consolidated statements of operations based on their grant date fair values. The Company issues stock-based compensation awards to the employees, non-employees, and non-employee members of the Board of Directors. The Company accounts for stock-based compensation for awards granted to non-employees in a similar fashion to the way it accounts for stock-based compensation awards to employees.

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

The Company’s less than wholly owned subsidiary, AST LLC, has issued stock-based compensation awards to its employees, non-employees, and non-employee members of the Board of Directors. The exercise of these awards decreases the Company’s ownership interest in AST LLC. The Company accounts for the compensation associated with these awards similarly to the awards described above; however, the offset to the expense is recorded to noncontrolling interest rather than additional paid-in capital.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not (i.e., a likelihood of more than 50%) to be sustained upon examination by taxing authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes accrued interest and penalties related to uncertain tax positions as income tax expense. There were no uncertain tax positions and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Future Adoption of Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09). ASU 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The ASU is effective for the Company on January 1, 2025. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this ASU on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard can be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the standard on the presentation of its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether to account for certain early settlements of convertible debt instruments as induced conversions or extinguishments. The standard is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years. Early adoption is permitted. The standard can be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the standard on the presentation of its consolidated financial statements.

All other new accounting pronouncements issued, but not yet effective or adopted, have been deemed to be not relevant to the Company and, accordingly, are not expected to have a material impact once adopted.

3.
Fair Value Measurement

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$510,424	$-	$-
Total assets measured at fair value	$510,424	$-	$-

Liabilities:
Private placement warrant liability	-	-	41,248
Total liabilities measured at fair value	$-	$-	$41,248

	As of December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$69,661	$-	$-
Total assets measured at fair value	$69,661	$-	$-

Liabilities:
Public warrant liability	$18,707	$-	$-
Private placement warrant liability	-	11,253	-
Total liabilities measured at fair value	$18,707	$11,253	$-

As of December 31, 2024 and December 31, 2023, the Company had $567.5 million and $88.1 million of cash and cash equivalents and restricted cash, respectively, of which $510.4 million and $69.7 million, respectively, were classified as cash equivalents, which consists principally of short-term money market funds with original maturities of 90 days or less. As of December 31, 2024 and December 31, 2023, restricted cash of $2.5 million represents a deposit into an interest reserve escrow account for the terminated senior secured credit facility, and a deposit against the bank guaranty issued to the landlord for lease of a property. For certain instruments, including cash, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

On September 27, 2024 (“Redemption Date”), the Company completed the redemption of all of its outstanding publicly issued warrants (“Public Warrants”) to purchase shares of its Class A Common Stock. Following the Redemption Date, the Company had no Public Warrants outstanding. In connection with the redemption, the Public Warrants ceased trading on the Nasdaq and were delisted.

As of December 31, 2024, warrant liabilities were comprised of private placement warrants (“Private Placement Warrants”), which have been classified as Level 3 due to the use of historical volatility of the Company’s shares and implied volatility derived from options on the Company’s shares. Warrant liabilities are described in detail in Note 8 Warrant Liabilities.

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

The Private Placement Warrants are valued using a Black-Scholes-Merton model. The Company’s Black-Scholes-Merton model to value Private Placement Warrants required the use of the following subjective assumption inputs:

•
As of December 31, 2024, the risk-free rate assumption was based on the one-and two-year U.S. Treasury rates as the estimated time to expiration was 1.26 years (compared to an estimated time to expiration of 2.26 years as of December 31, 2023, based on the two- and three-year U.S. Treasury rates). An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
•
As of December 31, 2024, the expected volatility assumption was based on an average of the historical volatility of the Company’s shares and the implied volatility of one-year options on the Company’s shares, which was 112.7%. As of December 31, 2023, the expected volatility assumption was based on the implied volatility of the Company’s Public Warrants, which was 80.4%.
4.
Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2024	2023
Land	$1,350	$1,350
Buildings	16,012	14,555
Leasehold improvements	9,439	9,111
Satellites in orbit	235,340	92,464
Lab, assembly, and integration equipment	41,693	31,957
Satellite antenna	7,224	7,188
Computer hardware and software	18,244	11,112
Other	1,421	1,230
Construction in progress
Satellite materials, satellites under construction, and advance launch payments	120,984	125,428
Other	8,328	5,256
Total property and equipment, gross	$460,035	$299,651
Accumulated depreciation and amortization	(122,366)	(61,173)
Total property and equipment, net	$337,669	$238,478

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was approximately $63.3 million, $54.5 million and $4.6 million, respectively.

5.
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

Midland Lease

On November 13, 2018, AST LLC entered into both an Economic Development Agreement (the “EDA”) and a sublease agreement with Midland Development Corporation. The premise of the EDA was to create jobs in the Midland, Texas area, as well as to have AST LLC improve the land, office and hangar spaces at the leased facility located at the Midland International Air & Space Port in Midland, Texas. The term of the lease commenced on November 21, 2018 and extends through November 20, 2033. Pursuant to the agreement, the base rental payments are abated for ten years of the lease term provided the Company achieves the total number of full-time jobs and related annual payroll costs, and cumulative capital investments in personal property and improvements to the existing land/structures measured annually on March 31 of each year. The Company recognized the lease reimbursements as an offset to rent expense for the related reimbursable month.

The table below sets forth information regarding the Company’s lease agreements with an initial term of greater than 12 months (dollars in thousands):

	Year ended December 31,
	2024	2023
Operating lease right-of-use assets, net	$14,014	$13,221
Operating lease liabilities	$14,508	$13,368
Weighted-average lease term (in years)	7.3	8.4
Weighted-average discount rate	12.4%	13.2%

The Company generally recognizes lease costs associated with its operating leases on a straight-line basis over the lease term. The table below sets forth information regarding the Company's lease costs, which are included as general and administrative expenses in the Company's consolidated statements of operations for the periods presented (in thousands):

	Year ended December 31,
	2024	2023	2022
Short-term operating lease expense	$3,468	$2,159	$1,191
Operating lease expense	2,031	2,046	939
Total lease expense	$5,499	$4,205	$2,130

As of December 31, 2024, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2025	$3,423
2026	3,058
2027	2,843
2028	2,785
2029	2,794
Thereafter	6,939
Total lease payments	21,842
Less effects of discounting	(7,334)
Present value of lease liabilities	$14,508

Included in the Company's consolidated statements of cash flows under operating activities for years ended December 31, 2024, 2023 and 2022 was $2.1 million, $2.0 million and $0.8 million, respectively, of cash paid for amounts included in the measurement of lease liabilities.

6.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Salaries, wages and benefits	$3,335	$2,338
Research and development	494	5,644
Property and equipment	3,786	8,807
Other professional services	1,764	2,429
Deferred other income	-	2,246
Others	2,816	2,462
Total accrued expenses and other current liabilities	$12,195	$23,926

7.
Debt

Long-term debt consists of the following (in thousands):

	As of December 31,
	2024	2023
Convertible notes	$147,959	$-
Senior secured credit facility loan(1)	-	52,023
Capital equipment loan	15,000	15,000
Term loan	4,506	4,758
Total debt	167,465	71,781
Less: current portion of long-term debt	(2,919)	(252)
Less: unamortized debt issuance costs(1)	(8,973)	(12,277)
Long-term debt, net of issuance costs	$155,573	$59,252

(1)
Includes estimated exit fee of $3.5 million due at maturity as of December 31, 2023.

The aggregate future contractual maturities of long-term debt were as follows as of December 31, 2024 (in thousands):

Year	As of December 31, 2024
2025	$2,919
2026	3,102
2027	2,466
2028	5,363
2029	5,655
Thereafter	147,960
Total principal	$167,465

As of December 31, 2024, the aggregate fair value of the Company’s debt was $562.4 million, which included the fair value of the Company’s convertible notes of $542.9 million. As of December 31, 2023, the aggregate fair value of the Company’s debt was $68.7 million. The fair value of the convertible notes has been determined based on a lattice-based binomial model using significant inputs derived from, or corroborated by, observable market data (Level 2 inputs). The fair value of remaining debt has been determined under the discounted cash flow method using significant inputs derived from, or corroborated by, observable market data (Level 2 inputs).

Debt discount and issuance costs are comprised of costs incurred in connection with debt issuance and are presented in the consolidated balance sheets as a deduction to the carrying amount of the associated debt and amortized using the effective interest method to interest expense over the term of the debt. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $18.7 million, $4.5 million and $0.2 million of interest expense, respectively. The interest expense included amortization of debt issuance costs of $3.7 million and $1.2 million for the years ended December 31, 2024 and December 31, 2023, respectively. There was no amortization of debt issuance costs for the year ended December 31, 2022.

As of December 31, 2024, the Company was in compliance with all debt covenants requirements.

2034 Convertible Notes

Pursuant to the Convertible Security Investment Agreement (the “Investment Agreement”) which the Company entered into with certain investors, the Company issued subordinated convertible notes (the “2034 Convertible Notes”) for an aggregate principal amount of $110.0 million on January 22, 2024 to AT&T Venture Investments, LLC (“AT&T”), Google LLC (“Google”) and Vodafone Ventures Limited (“Vodafone”), and for an aggregate principal amount of $35.0 million on May 23, 2024 to Verizon Communications Inc. (“Verizon”). The Company incurred debt issuance costs of $9.4 million upon closing of the 2034 Convertible Notes. As of December 31, 2024, the debt issuance costs have been paid in full. The net proceeds were used for general corporate purposes.

The 2034 Convertible Notes bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 30 and December 30 of each year, beginning on June 30, 2024. The Company has the option to pay interest on the 2034 Convertible Notes in cash or in kind. The Company elected to pay interest on the 2034 Convertible Notes in kind on June 30, 2024, resulting in the principal amount of the 2034 Convertible Notes being increased by approximately $3.0 million and interest to be accrued on such increased principal amount in subsequent interest periods. The Company elected to pay interest on the 2034 Convertible Notes in cash on December 30, 2024. The AT&T, Google and Vodafone 2034 Convertible Notes have a 10 year term unless earlier converted and the Verizon 2034 Convertible Notes have a 9 years and 9 months term unless earlier converted.

The holders of the 2034 Convertible Notes (the “Holders”) may convert the 2034 Convertible Notes (subject to certain exceptions) at an initial conversion rate of 173.9130 shares of Class A Common Stock per $1,000 principal amount of 2034 Convertible Notes (equivalent to an initial conversion price of $5.75 per share of Class A Common Stock). The Holders may convert their 2034 Convertible Notes at their option at any time 12 months after date of issuance (“Conversion Date”), which is on or after January 22, 2025. The Holders will also have the right to convert the 2034 Convertible Notes prior to the Conversion Date in the event that the Company undergoes a fundamental change (defined to include change of control, certain mergers of the Company with another company, the sale of all or substantially all of the assets of the Company, and liquidation). The conversion rate is also subject to customary anti-dilution adjustments if certain events occur.

On or after the Conversion Date, the Company may require the Holders to convert the 2034 Convertible Notes (subject to certain exceptions), at an initial conversion rate of 173.9130 shares of Class A Common Stock per $1,000 principal amount of 2034 Convertible Notes (equivalent to an initial conversion price of $5.75 per share of Class A Common Stock) at its option, if the VWAP of the Class A Common Stock has been at least 130% of the conversion price then in effect for 30 consecutive trading days, on the immediately succeeding trading day after the last trading day of such 30 day period.

The 2034 Convertible Notes may be accelerated upon the occurrence of certain events of default and fundamental change. In the case of an event of default with respect to the 2034 Convertible Notes arising from specified events of bankruptcy or insolvency of the Company, 100% of the principal of, and accrued and unpaid interest on, the 2034 Convertible Notes will automatically become due and payable. If any other event of default with respect to the 2034 Convertible Notes occurs or is continuing (which include customary events of default, including the failure to pay principal or interest when due and the failure to comply with other covenants contained in the Investment Agreement), the Holders of at least 60% in aggregate principal amount of the then outstanding Subordinated Obligations (as defined in the Investment Agreement to include the obligations under the 2034 Convertible Notes) may declare the principal amount of the 2034 Convertible Notes to be immediately due and payable. In the case of fundamental change as defined in the Investment Agreement prior to the conversion or maturity of the 2034 Convertible Notes, the Company is required to repay 2034 the Convertible Notes immediately prior to the consummation of such fundamental change in an amount equal to the aggregate principal amount of such 2034 Convertible Notes, plus any accrued and unpaid interest thereon.

On January 22, 2025, the Company notified the holders of the 2034 Convertible Notes that the Company exercised its option to require all of such notes to be converted into shares of Class A Common Stock. See Note 15 Subsequent Events for further details.

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

The initial borrowing of $48.5 million accrued interest at a fixed rate equal to the three-month secured overnight financing rate (“SOFR”) as of the closing date plus 9.625% per annum equal to 14.75% (the “Atlas Fixed Rate”) payable on the last business day of each fiscal quarter. The borrowing amounts were payable at maturity on August 14, 2026 and were subject to mandatory prepayments upon the occurrence of certain specified events, including raising capital from issuance of equity interests in excess of certain threshold as defined in the Atlas Credit Agreement.

Upon closing, the Company received proceeds of $37.2 million, net of debt issuance costs of $9.5 million and deposit of $1.8 million into an interest reserve escrow account. Debt issuance costs of $9.5 million consisted of agent fees, offering expenses, and two years of cash premium. Debt issuance costs also included an estimated exit fee of $3.5 million equal to $2.8 million plus 1.50% of any undrawn commitments payable upon maturity. Total debt issuance costs were accreted to interest expense over the term of the Atlas Credit Agreement using the effective interest method. The net proceeds were used for general corporate purposes as permitted under the Atlas Credit Agreement.

Borrowings were secured by substantially all of the assets of the Company and its subsidiaries other than the assets of certain excluded subsidiaries. The Atlas Credit Agreement contained customary affirmative and negative covenants, required the Company to maintain certain levels of liquidity, limited the Company’s ability to incur additional indebtedness, make restricted payments (including cash dividends on Common Stock), and sell or otherwise dispose of its assets, among other restrictions.

The Company had the option to prepay all or part of the outstanding principal balance of the Senior secured credit facility loan. Any repayment of principal prior to the eighteenth-month anniversary of closing would have been subject to a call premium equal to the present value of all interest payments due through the eighteenth-month anniversary, calculated using a discount rate equal to the applicable treasury rate as of the repayment date plus 50 basis points.

The amount borrowed and outstanding was to be mandatorily repaid in the case of certain events as specified in the Atlas Credit Agreement. Specifically, in the event of a Change in Control, Atlas had the right to immediately redeem all outstanding borrowings at a price of 101% of the outstanding principal amount plus the call premium and accrued and unpaid cash interest. This mandatory prepayment qualified as an embedded derivative requiring bifurcation. The Company determined the fair value of the mandatory prepayment derivative feature was immaterial.

In September 2024, a mandatory prepayment event related to raising capital from issuance of equity interests in excess of a defined threshold was triggered. On November 13, 2024, the Company repaid the principal amount, including the exit fee, accrued interest, and call premium aggregating to approximately $54.9 million and terminated the Senior secured facility loan. The Company recognized approximately $1.3 million of accrued interest and amortization of the associated debt issuance costs up to the date of repayment as interest expense, and approximately $11.0 million of exit fee, call premium and remaining unamortized debt issuance costs as loss on extinguishment of debt.

Capital equipment loan

On August 14, 2023, AST LLC and certain other subsidiaries of the Company entered into a loan agreement with Lone Star State Bank of West Texas (“Lone Star”), as lender, providing for a $15.0 million principal term loan commitment secured by certain real property fixtures and equipment in one of the Company’s Texas facilities (the “Lone Star Loan Agreement”) of which the entire term loan amount was borrowed on September 19, 2023. The Lone Star Loan Agreement includes certain customary affirmative and negative covenants. The net proceeds were used for general corporate purposes.

Borrowings accrue interest at the Prime Rate plus 0.75%, subject to a ceiling rate. As of December 31, 2024, the effective interest rate on the borrowings is 8.25% per annum. Interest payments are due and payable on a monthly basis. Interest payments began in September 2023 and principal payments will begin in April 2025. Principal repayments are thereafter due in 48 equal monthly installments until January 2029, the maturity date of the loan. In connection with the Lone Star Loan Agreement, the Company deposited a cash balance of $15.0 million in the Lone Star Bank Money Market Fund. This cash balance will be converted to restricted cash if the Company fails to maintain a consolidated balance of cash and cash equivalents of at least $75.0 million. This restricted cash will be used to offset against the term loan obligations if the Company fails to maintain a consolidated balance of cash and cash equivalents of at least $50.0 million.

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

Borrowings under the Term Loan Credit Agreement bear interest at a fixed rate equal to 4.20% per annum until December 2026, and from December 2026 until December 2028 at a fixed rate per annum equal to 4.20% subject to adjustment if the index rate as defined in the Term Loan Credit Agreement is greater than 4.20%. Interest is payable monthly in arrears commencing in January 2022. Thereafter, outstanding principal and accrued interest are due and payable in monthly installments of $40,000, commencing in January 2023 and continuing until November 2028, with the final remaining balance of unpaid principal and interest due and payable in December 2028.

8.
Warrant Liabilities

Warrant liabilities were comprised of Private Placement Warrants as of December 31, 2024, and of both Public Warrants and Private Placement Warrants as of December 31, 2023.

Each whole Private Placement Warrant entitles the registered holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share and is exercisable on a cashless basis. Pursuant to the warrant agreement, a holder of Private Placement Warrants may exercise its warrants only for a whole number of shares of Class A Common Stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. The Private Placement Warrants expire on April 6, 2026, five years after the Business Combination, at 5:00 p.m., New York City time, or earlier upon liquidation.

On August 28, 2024, the Company announced that it would redeem all of its Public Warrants that remained outstanding at 5:00 p.m. New York City time on September 27, 2024 (“Redemption Date”) for a redemption price of $0.01 per warrant. As a result, in September 2024, 13,358,174 Public Warrants were exercised resulting in net proceeds of $153.3 million. On the Redemption Date, a total of 236,294 Public Warrants remained unexercised as of 5:00 p.m. New York City time, and the Company redeemed those Public Warrants for an aggregate redemption price of $2,363. In connection with the redemption, the Public Warrants ceased trading on the Nasdaq and were delisted. The Company had 3,053,132 Private Placement warrants that remained outstanding as of December 31, 2024.

The Company’s Public Warrants and Private Placement Warrants activity for the year ended December 31, 2024 was as follows:

	Public Warrant	Private Placement Warrant
Beginning balance as of December 31, 2023	11,547,600	6,050,000
Private Placement Warrant conversions	2,046,868	(2,046,868)
Warrants exercises	(13,358,174)	(950,000)
Public Warrants redemptions	(236,294)	-
Ending balance as of December 31, 2024	-	3,053,132

During the year ended December 31, 2023, no Public Warrants or Private Placement Warrants were exercised and no Private Placement Warrants were converted to Public Warrants. During the year ended December 31, 2022, 1,200 Public Warrants were exercised at a price of $11.50 per share, resulting in cash proceeds of less than $0.1 million and the issuance of 1,200 shares of Class A Common Stock. In addition, 50,000 Private Placement Warrants were converted to Public Warrants.

During the year ended December 31, 2024, the Company recognized a net loss of $268.6 million from changes in fair value of warrant liabilities from December 31, 2023 to the time of exercises and redemption and for the Private Placement Warrants that remained outstanding as of December 31, 2024. During the years ended December 31, 2023 and December 31, 2022, the Company recognized a gain of $9.0 million and $19.1 million, respectively, on the change in the fair value of the warrant liabilities in the consolidated statements of operations.

9.
Commitments and Contingencies

Purchase Commitments

As of December 31, 2024, purchase commitments of approximately $193.6 million primarily related to procurement of BB satellite components, R&D programs, capital improvements and future launch payments for Block 2 BB satellites under certain launch agreements.

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

Delaware Class Action Litigations

Following books and records demands pursuant to 8 Del. C. § 220, two stockholders filed putative class action complaints in the Delaware Court of Chancery against the Company, certain current and former directors and officers of the Company and its predecessor entity and manager, New Providence Acquisition Corp. and New Providence Management LLC, and Abel Avellan, alleging claims of breach of fiduciary duties, aiding and abetting such breaches, and unjust enrichment, relating to the de-SPAC merger. On February 11, 2025, Plaintiffs filed a notice voluntarily dismissing the complaints.

Federal Class Action Litigations

The Company and certain of its current executive officers have been named as defendants in a putative stockholder class action lawsuit pending in the United States District Court for the Western District of Texas. The action is styled Klarkowski v. AST SpaceMobile, Inc., No. 7:24-cv-00102-DC-RCG (W.D. Tex.) (the “Securities Class Action”).The complaint in the Securities Class Action, which was filed on April 17, 2024, alleges that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions relating to the status and timeline of satellite production, and that the current executive officers named as defendants are control persons under Section 20(a) of the Exchange Act. The complaint is filed on behalf of shareholders who purchased shares of the Company’s Common Stock between November 14, 2023 and April 1, 2024 (“Class Period”), and seeks monetary damages on behalf of the purported class. On July 9, 2024, the Court appointed a Lead Plaintiff for the putative class and approved his choice of Lead Counsel. On September 9, 2024, the Lead Plaintiff voluntarily dismissed the Securities Class Action without prejudice.

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

10.
Stockholders’ Equity

Class A Common Stock

As of December 31, 2024, there were 208,173,198 shares of Class A Common Stock issued and outstanding. Holders of Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 800,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class B Common Stock

As of December 31, 2024, there were 11,227,292 shares of Class B Common Stock issued and outstanding. Shares of Class B Common Stock were issued to then existing equity holders of AST LLC (other than Mr. Abel Avellan, the Company’s Chairman and Chief Executive Officer (“Mr. Avellan”)) at the time of the Business Combination and are non-economic, but entitle the holder to one vote per share. The Company is authorized to issue 200,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.

The existing equity holders (other than Mr. Avellan) at the time of the Business Combination own economic interests in AST LLC which are redeemable into either shares of Class A Common Stock on a one-for-one basis or cash at the option of the Company. Upon redemption of the AST LLC Common Units by the existing equity holders (other than Mr. Avellan), a corresponding number of shares of Class B Common Stock held by such existing equity holders will be cancelled. During the year ended December 31, 2024, the existing equity holders redeemed 38,814,465 AST LLC Common Units into Class A Common Stock and subsequently 38,814,465 Class B Common Stock held by such existing equity holders were cancelled.

Class C Common Stock

As of December 31, 2024, there were 78,163,078 shares of Class C Common Stock issued and outstanding. Shares of Class C Common Stock were issued to Mr. Avellan in connection with the Business Combination and are non-economic, but entitle the holder to ten votes per share and the Class C Share Voting Amount, the latter of which is a number of votes per share equal to (1) (x) an amount of votes equal to 88.31% of the total voting power of the outstanding voting stock, minus (y) the total voting power of the outstanding capital stock (other than Class C Common Stock) owned or controlled by Mr. Avellan and his permitted transferees, divided by (2) the number of shares of Class C Common Stock then outstanding (the “Super-Voting Rights”). The Company is authorized to issue 125,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

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

Preferred Stock

As of December 31, 2024, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

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

Each issuance of the Company's Class A Common Stock is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in changes in ownership and reduction in noncontrolling interest. At December 31, 2024, there were 3,053,132 Private Placement Warrants outstanding (see Note 8 Warrant Liabilities for further details), each of which entitles the holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share. Each warrant exercise is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital.

In addition, the Fifth Amended and Restated Limited Liability Company Operating Agreement of AST LLC permits the noncontrolling interest holders of AST LLC Common Units to exchange AST LLC Common Units, together with related shares of the Class B Common Stock or Class C Common Stock, for shares of the Class A Common Stock on a one-for-one basis or, at the election of the Company, for cash (a “Cash Exchange”). A Cash Exchange is limited to the amount of net proceeds from the issuance and sale of Class A Common Stock from a new permanent equity offering. Future redemptions or direct exchanges of AST LLC Common Units by the noncontrolling interest holders will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. Certain members of AST LLC also hold options that are subject to service or performance conditions (see Note 11 Stock-Based Compensation for further details), that are exercisable for AST LLC Common Units which will simultaneously be redeemed for Class A Common Stock. The exercise of the options results in a change in ownership and decreases the amount recorded as noncontrolling interest and increases additional paid-in capital.

The Company previously granted service-based and performance-based restricted stock units and service-based options that are exercisable for Class A Common Stock under the 2020 Incentive Award Plan. The Company now grants service-based and performance-based restricted stock units and service-based options under the 2024 Incentive Award Plan (see Note 11 Stock-Based Compensation for further details). The vesting of the restricted stock units and the exercise of the options result in a change in ownership and decrease the amount recorded as noncontrolling interest and increase additional paid-in capital.

As of December 31, 2024 and December 31, 2023, the noncontrolling interest in AST LLC was approximately 30.1% and 58.7%, respectively. The decrease in noncontrolling interest percentage during the year ended December 31, 2024 was a result of the issuance of Class A Common Stock under the January 2024 Common Stock Offering, the 2022 Equity Distribution Agreement, the 2024 Equity Distribution Agreement, the exercises of Public Warrants and Private Placement Warrants, the redemption of AST LLC Common Units in exchange for Class A Common Stock, the exercise of options for Class A Common Stock and the vesting of the Company’s restricted stock units.

Invesat Blocker Merger Transaction

On March 4, 2024, the Company and Invesat LLC (“Invesat”) completed a series of transactions (including a Blocker Merger Transaction as defined in the A&R Operating Agreement, the “Antares Transactions”) resulting in the acquisition by Antares Technologies LLC (“Antares”) of 10,445,200 shares of the Company’s Class A Common Stock. As part of the Antares Transactions, Invesat exercised 319,033 AST Incentive Equity Options and 9,932,541 shares of the Company’s Class B Common Stock and 200,000 shares of the Company’s Class A Common Stock previously held by Invesat were cancelled. In addition, the Company received 10,245,200 AST LLC Common Units held by Invesat prior to the Antares Transactions. After giving effect to the Antares Transactions, the separate limited liability company existence of Invesat ceased.

Rakuten Blocker Merger Transaction

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

Under the Common Stock Purchase Agreement, the Company had issued 1,756,993 shares of its Class A Common Stock during the year ended December 31, 2022, resulting in net proceeds of $13.4 million. The Company had not issued any shares of its Class A Common Stock under the Common Stock Purchase Agreement during the years ended December 31, 2023 and December 31, 2024. Proceeds from the sale of the Company’s Class A Common Stock under the Common Stock Purchase Agreement were used for general corporate purposes.

The Common Stock Purchase Agreement expired on August 1, 2024.

2022 Equity Distribution Agreement

On September 8, 2022, the Company entered into an Equity Distribution Agreement (the “Sales Agreement” or “At The Market Equity Program”) with Evercore Group L.L.C. and B. Riley Securities, Inc. (collectively, the “agents”) to sell shares of the Company’s Class A Common Stock having an aggregate sale price of up to $150.0 million through an “at the market offering” program under which the agents act as sales agents. The sales of the shares made under the Sales Agreement may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The agents sold the Company’s Class A Common Stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company imposed). Under the Sales Agreement, the agents were entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold.

Under the Sales Agreement, the Company issued 12,277,653 shares, 1,527,909 shares and 2,697,091 shares of its Class A Common Stock under the Sales Agreement and received proceeds of $117.4 million, $7.2 million and $20.0 million net of commissions paid to the agents and transaction costs for the shares settled during the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively. Proceeds from the sale of the Class A Common Stock under the Sales Agreement were used for general corporate purposes. The At The Market Equity Program has been fully utilized as of July 15, 2024.

December 2022 Common Stock Offering

On December 2, 2022, the Company issued 13,636,364 shares of Class A Common Stock in a public offering and received proceeds of $68.6 million, net of underwriting commissions of $5.3 million and transaction costs of $1.1 million. The Company provided a 30-day option to the underwriting agent to purchase up to an additional 2,045,454 shares to cover over-allotments, if any. The over-allotment option was not exercised. Proceeds from the sale of the Company’s Class A Common Stock under the December 2022 Common Stock Offering were used for general corporate purposes.

June 2023 Common Stock Offering

On June 30, 2023, the Company issued 12,500,000 shares of Class A Common Stock in a public offering and received proceeds of $56.6 million, net of transaction costs of $0.3 million. The Company provided a 30-day option to the underwriting agent to purchase up to an additional 1,875,000 shares to cover over-allotments, if any. The over-allotment option was not exercised. Proceeds from the sale of the Company’s Class A Common Stock under the June 2023 Common Stock Offering were used for general corporate purposes.

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

Under the 2024 Sales Agreement, the Company issued 8,767,208 shares of our Class A Common Stock during the three months ended December 31, 2024, and received proceeds of $207.8 million, net of commissions paid to the agents and transaction costs. During the three months ended December 31, 2024, the Company paid commission of $5.3 million to the agents with respect to such sales and incurred initial transaction costs of $0.1 million. During the year ended December 31, 2024, the Company issued 12,678,261 shares of its Class A Common Stock, and received proceeds of $314.7 million, net of commissions paid to the agents and transaction costs. During the year ended December 31, 2024, the Company paid commission of $8.1 million to the agents with respect to such sales and incurred initial transaction costs of $0.5 million. Proceeds from the sale of the Class A Common Stock under the 2024 Sales Agreement were and are expected to continue to be used for general corporate purposes.

11.
Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation, measured at the grant date based on the fair value of the award, is typically recognized ratably over the requisite services period, using the straight-line method of expense attribution. The Company recorded stock-based compensation expense in the following categories of its consolidated statements of operations and balance sheets (in thousands):

	Year ended December 31,
	2024	2023	2022
Engineering services costs	$15,416	$8,832	$5,026
General and administrative costs	16,623	4,457	4,365
BlueWalker 3 satellite - construction in progress(1)	-	-	(45)
Total	$32,039	$13,289	$9,346

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

As of December 31, 2024, AST LLC was authorized to issue a total of 12,812,959 ordinary shares under a reserve set aside for equity awards. As of December 31, 2024, there were 6,390,261 options outstanding under the AST LLC Incentive Plan. Following the Business Combination on April 6, 2021, no further equity award grants were made under the AST LLC Incentive Plan.

The following table summarizes the Company’s option activity for the year ended December 31, 2024:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	7,770,421	$1.11	5.76	$38,262,071
Granted	-	-
Exercised	(1,177,864)	0.33
Cancelled or forfeited	(202,296)	4.44
Outstanding at December 31, 2024	6,390,261	$1.14	4.79	$127,533,921
Options exercisable as of December 31, 2024	5,521,149	$1.10	4.73	$110,412,568
Vested and expected to vest at December 31, 2024	5,634,406	$1.24	4.75	$111,906,015

The following table summarizes the Company’s unvested option activity for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	1,809,555	$0.80
Granted	-	-
Vested	(796,271)	6.73
Forfeited	(144,172)	1.77
Unvested at December 31, 2024	869,112	$0.64

The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model. There were no stock options granted during the years ended December 31, 2024, 2023 and 2022.

The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $24.5 million, $17.7 million, and $3.1 million, respectively.

As of December 31, 2024, total unrecognized compensation expense related to the unvested stock options was $0.4 million, which is expected to be recognized over a weighted average period of 0.74 years.

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

Stock Options

As of December 31, 2024, there were 3,649,458 options outstanding under the 2020 Plan.

The following table summarizes the Company’s option activity under the 2020 Plan for the year ended December 31, 2024:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	3,313,080	$9.27	8.29	$(10,726,391)
Granted	1,177,000	9.01
Exercised	(462,224)	9.69
Cancelled or forfeited	(378,398)	9.13
Outstanding at December 31, 2024	3,649,458	$9.15	7.88	$45,288,968
Options exercisable as of December 31, 2024	1,947,601	$8.87	7.20	$23,827,501
Vested and expected to vest at December 31, 2024	3,649,458	$9.15	7.88	$45,288,968

The following table summarizes the Company’s unvested option activity for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	1,729,909	$3.96
Granted	1,177,000	4.81
Vested	(956,397)	3.61
Forfeited	(248,655)	4.28
Unvested at December 31, 2024	1,701,857	$4.70

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2024, 2023 and 2022 was $4.81, $2.53 and $4.16, respectively.

The total intrinsic value of options exercised during the year ended December 31, 2024 was $5.3 million. There were no options exercised under the 2020 Plan during the years ended December 31, 2023 and 2022.

As of December 31, 2024, total unrecognized compensation expense related to the unvested stock options was $7.5 million, which is expected to be recognized over a weighted average period of 2.40 years.

The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model, with the assumptions used for the years ended December 31, 2024, 2023 and 2022, presented on a weighted average basis:

	Year ended December 31, 2024	Year ended December 31, 2023	Year Ended December 31, 2022
Exercise price	$9.01	$5.28	$9.20
Fair market value	$4.81	$2.53	$4.16
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	6.1	6.1	6.1
Expected volatility	49.23%	43.81%	42.13%
Weighted-average risk-free rate	4.36%	3.75%	3.24%

Restricted Stock Units

As of December 31, 2024, there were 2,967,177 restricted stock units outstanding under the 2020 Plan.

The following table summarizes the Company’s unvested restricted stock unit activity for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	2,879,418	$8.51
Granted	2,673,618	11.74
Vested	(1,692,662)	7.74
Forfeited	(893,197)	6.23
Unvested at December 31, 2024	2,967,177	$12.55

As of December 31, 2024, total unrecognized compensation expense related to the unvested restricted stock units was $23.5 million, which is expected to be recognized over a weighted average period of 2.36 years.

SpaceMobile 2024 Incentive Award Plan

On September 10, 2024, the Company’s stockholders approved the AST SpaceMobile, Inc. 2024 Incentive Award Plan (the “2024 Plan”), which replaced and superseded the 2020 Plan, effective July 29, 2024 (the “Effective Date”). Awards may be made under the 2024 Plan covering an aggregate number of Class A Common Stock shares not to exceed the sum of (i) 2,000,000 shares, plus (ii) one share for every one share available for award under the 2020 Plan. Any shares subject to an award under the 2024 Plan or the 2020 Plan that expires, is forfeited, otherwise terminates or is settled in cash, after the Effective Date, shall be added to the shares reserved for issuance under the 2024 Plan. In addition, the number of shares available for issuance under the 2024 Plan may increase on each January 1st occurring following the Effective Date in an amount up to 2,000,000 shares by action of the Company’s Board of Directors or its committee as applicable. On December 4, 2024, in accordance with the evergreen feature, effective January 1, 2025, an additional 2,000,000 shares of Common Stock were authorized by the Company’s Board of Directors to be issued under the 2024 Plan. Any shares distributed pursuant to an award may consist, in whole or in part, of authorized and unissued Common Stock, treasury Common Stock or Common Stock purchased on the open market. The 2024 Plan provides for the grant of stock options, restricted stock, dividend equivalents, restricted stock units, incentive unit awards, stock appreciation rights, and other stock or cash-based awards. Each incentive unit issued pursuant to an award, if any, shall count as one share for purposes of calculating the aggregate number of shares available for issuance under the 2024 Plan.

Two types of equity awards have been granted under the 2024 Plan: (1) service-based options and (2) service-based and performance-based restricted stock units. Service-based options typically vest over a four year service period with 25% of the award vesting on the first anniversary of the employee’s vesting commencement date, and the balance thereafter in 36 equal monthly installments. Service-based restricted stock units typically vest over a three or four year service period with 1/3 or 25% of the award vesting on each anniversary of the employee’s vesting commencement date. Performance-based restricted stock units typically vest on the earliest date that any of the following occurs: (i) the Company attains an incremental capital investment, or (ii) other specified performance conditions.

Stock Options

As of December 31, 2024, there were 44,000 options outstanding under the 2024 Plan.

The following table summarizes the Company’s option activity under the 2024 Plan for the year ended December 31, 2024:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	-	$-	-	$-
Granted	44,000	22.51
Exercised	-	-
Cancelled or forfeited	-	-
Outstanding at December 31, 2024	44,000	$22.51	9.93	$-
Options exercisable as of December 31, 2024	-	$-	-	$-
Vested and expected to vest at December 31, 2024	44,000	$22.51	9.93	$-

The following table summarizes the Company’s unvested option activity for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	-	$-
Granted	44,000	12.42
Vested	-	-
Forfeited	-	-
Unvested at December 31, 2024	44,000	$12.42

The weighted-average grant-date fair value per share of stock options granted during the year ended December 31, 2024 was $12.42.

As of December 31, 2024, total unrecognized compensation expense related to the unvested stock options was $0.5 million, which is expected to be recognized over a weighted average period of 4.0 years.

The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model, with the assumptions used for the year ended December 31, 2024, presented on a weighted average basis:

Year ended December 31, 2024
Exercise price	$22.51
Fair market value	$12.42
Expected dividend yield	0.0%
Expected term (in years)	6.1
Expected volatility	53.28%
Weighted-average risk-free rate	4.10%

Restricted Stock Units

As of December 31, 2024, there were 1,310,382 restricted stock units outstanding under the 2024 Plan.

The following table summarizes the Company’s unvested restricted stock unit activity under the 2024 Plan for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	-	$-
Granted	1,541,531	23.53
Vested	(228,020)	23.75
Forfeited	(3,129)	23.83
Unvested at December 31, 2024	1,310,382	$23.49

As of December 31, 2024, total unrecognized compensation expense related to the unvested restricted stock units was $16.8 million, which is expected to be recognized over a weighted average period of 2.86 years.

SpaceMobile 2020 Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”). The aggregate number of Common Stock shares that may be issued pursuant to rights granted under the ESPP is 2,000,000 shares. If any right granted under the ESPP shall for any reason terminate without having been exercised, the shares not purchased under such right shall again become available for issuance under the ESPP. As of December 31, 2024, the Company had not issued any awards under the ESPP.

12.
Nano

On September 6, 2022, AST LLC completed the sale of its 51% interest in its former subsidiary, Nano to Kongsberg Defence & Aerospace AS, a private limited liability company incorporated under the laws of Norway (“Kongsberg”) for net proceeds of $26.6 million.

The carrying amount of assets, liabilities, and noncontrolling interest attributable to Nano were deconsolidated on September 6, 2022 and the Company recognized a net gain of $24.5 million in other (expense) income, net in the consolidated statement of operations for the year ended December 31, 2022. The accompanying consolidated financial statements for year ended December 31, 2022 included the results of operations and cash flows of Nano up to the date of sale of Nano. The revenues and costs to fulfill Nano contracts for the year ended December 31, 2022 were exclusively related to Nano.

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

Year ended December 31, 2024
Revenue from performance obligations recognized over time	$12,491
Revenue from performance obligations recognized at point-in-time transfer	1,334
Total	$13,825

13.
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

Income Tax Expense

The components of income (loss) before income taxes were as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
United States	$(529,258)	$(230,487)	$(98,774)
Foreign	4,256	9,491	(3,722)
Total	$(525,002)	$(220,996)	$(102,496)

The income tax expense was as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Current:
Federal	$-	$-	$-
State	-	-	-
Foreign	1,997	2,576	617
Total current	1,997	2,576	617

Deferred:
Federal	-	-	-
State	-	-	-
Foreign	(669)	(895)	-
Total deferred	(669)	(895)	-
Total income tax provision	$1,328	$1,681	$617

The differences between the effective income tax rate and the statutory U.S. federal income tax rate are as follows:

	Year ended December 31,
	2024	2023	2022
Statutory U.S. federal income tax rate	21%	21%	21%
Income (loss) attributable to noncontrolling interest and non taxable income (loss)	(4%)	(13%)	(16%)
Changes in fair value of warrant liabilities	(11%)	1%	4%
Change in valuation allowance	(7%)	(10%)	(10%)
Research and development credit	1%	1%	2%
Other	0%	(1%)	(2%)
Effective income tax rate	(0%)	(1%)	(1%)

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2024	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$56,006	$21,965	$11,788
Basis difference in the equity of AST LLC	140,668	95,170	79,396
Research and development credit	13,223	6,524	3,172
Other	3,829	635	508
Total deferred tax assets	213,726	124,294	94,864
Valuation allowance	(212,127)	(123,399)	(94,864)
Net deferred tax assets	$1,599	$895	$-

As of December 31, 2024 the Company had unused federal net operating loss carryforwards (gross) for federal income tax purposes of approximately $260.3 million, which can be carried forward indefinitely and may be used to offset future taxable income. In addition, the Company had unused net operating loss carryforwards (gross) for state income tax purposes of approximately $15.3 million, $0.7 million of which expire in 2041. The remaining $14.6 million state net operating loss can be carried forward indefinitely. The Company also had unused net operating loss carryforwards (gross) for foreign income tax purposes of approximately $2.9 million, which can be carried forward indefinitely.

Management assesses the need for a valuation allowance in each tax paying component or jurisdiction based upon the available positive and negative evidence to estimate whether sufficient taxable income will exist to permit realization of the deferred tax assets. On the basis of this evaluation, as of December 31, 2024 and 2023 the Company's valuation allowance was $212.1 million and $123.4 million, respectively. The change from December 31, 2023 to December 31, 2024 was primarily driven by the basis difference in the equity of AST LLC and an increase in the net operating loss carryforward in the U.S. jurisdiction. The change from December 31, 2022 to December 31, 2023 was primarily driven by the basis difference in the equity of AST LLC and an increase in the net operating loss carryforward in the U.S. jurisdiction. As of December 31, 2024 and 2023 there was no valuation allowance recorded against the foreign deferred tax assets of $1.6 million and $0.9 million, respectively, as it was more likely than not that the foreign deferred tax assets would be fully realized. The foreign deferred tax asset is subject to foreign exchange risk, which could reduce the amount the Company may ultimately realize. Additionally, future changes in tax laws or interpretations of such tax laws may limit the Company’s ability to fully utilize the foreign net operating loss carryforwards.

Unrecognized Tax Benefits

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of December 31, 2024, there have been no TRA liabilities recorded.

U.S. federal income tax returns for tax years 2021 and forward remain open to examination. The Company and its subsidiaries are also subject to income tax in multiple state, local and foreign jurisdictions. Substantially all significant state, local and foreign income tax returns for the years 2021 and forward are open to examination.

14.
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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock (in thousands, except share data):

	Year Ended December 31,
	2024	2023	2022
Numerator
Net loss before allocation to noncontrolling interest	$(526,330)	$(222,677)	$(103,113)
Net loss attributable to the noncontrolling interest	(226,247)	(135,116)	(71,473)
Net loss attributable to common stockholders - basic and diluted	$(300,083)	$(87,561)	$(31,640)
Denominator
Weighted-average shares of Class A Common Stock outstanding - basic and diluted	154,501,344	81,824,122	54,437,073
Net loss per share attributable to holders of Class A Common Stock - basic and diluted	$(1.94)	$(1.07)	$(0.58)

At December 31, 2024, the Company excluded from the calculation of diluted net loss per share 11,227,292 shares of Class B Common Stock, 78,163,078 shares of Class C Common Stock, 3,053,132 Private Placement Warrants, 12,759,263 shares of Class A Common Stock that may be issued pursuant to awards outstanding under the SpaceMobile 2019 Incentive Award Plan, the SpaceMobile 2020 Incentive Award Plan and the SpaceMobile 2024 Incentive Award Plan, and 25,732,053 shares of Class A Common Stock issuable upon conversion of the 2034 Convertible Notes (on an as-converted basis) as their effect would have been to reduce the net loss per share. Therefore, the weighted-average number of shares of Class A Common Stock outstanding used to calculate both basic and diluted net loss per share of Class A Common Stock is the same.

Shares of the Company’s Class B and Class C Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted loss per share of Class B and Class C Common Stock under the two-class method has not been presented.

On January 22, 2025, the Company notified the holders of the 2034 Convertible Notes that the Company is exercising its option to require all of such notes to be converted into shares of Class A Common Stock. See Note 15 Subsequent Events for further details.

15.
Subsequent Events

Strategic Transaction

On January 5, 2025, AST & Science, LLC (“AST LLC”) entered into a binding agreement (the “Strategic Collaboration Term Sheet”) with Ligado Networks LLC (“Ligado LLC”) under which AST LLC will receive long-term access to up to 45 MHz of lower mid-band spectrum in the United States and Canada for direct-to-device satellite applications. The Strategic Collaboration Term Sheet was entered into as part of the restructuring of Ligado LLC, which together with certain of its direct and indirect subsidiaries (together with Ligado LLC, “Ligado”) filed voluntary petitions for relief under Chapter 11 of United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on January 5, 2025. The transactions contemplated in the Strategic Collaboration Term Sheet (collectively, the “Ligado Transaction”) are subject to the approval of the bankruptcy court. Upon execution of definitive documentation, Ligado will receive approximately 4.7 million penny warrants exercisable into shares of the Company’s Class A common stock, subject to a 12-month lock-up. Upon closing of the Ligado Transaction, which will be subject to receipt of satisfactory regulatory approvals required for the proposed use of the spectrum, and other closing conditions, Ligado will receive additional consideration of approximately $550.0 million. To support this consideration, AST LLC received a $550.0 million institutional financing commitment, to finance a planned wholly owned special-purpose vehicle in the form of a non-recourse senior-secured delayed-draw term loan facility, subject to satisfactory diligence and customary closing conditions. Upon closing of the Ligado Transaction, AST LLC would also pay approximately $80.0 million annually for spectrum usage rights and provide Ligado with long-term net revenue sharing rights.

Conversion of the 2034 Convertible Notes

On January 22, 2025, the Company notified the holders of the 2034 Convertible Notes that the Company exercised its option to require all of such notes to be converted into shares of Class A Common Stock. As of January 22, 2025, the principal amount of the 2034 Convertible Notes to be converted plus accrued interest was approximately $148.5 million, which was convertible into 25,818,541 shares of the Company’s Class A Common Stock. As of the date of this Annual Report, $104.9 million of the principal amount of the 2034 Convertible Notes has been converted into 18,238,272 shares of the Company’s Class A Common Stock and issued; the remaining $43.6 million of the principal amount of the 2034 Convertible Notes will be converted into 7,580,269 shares of the Company’s Class A Common Stock and issued as promptly as practicable, subject to receipt of certain required governmental approvals.

2032 Convertible Notes

On January 27, 2025, the Company issued $460.0 million aggregate principal amount of convertible senior notes due 2032 (the “2032 Convertible Notes”), including the exercise in full of the option granted to the initial purchasers to purchase up to $60.0 million aggregate principal amount of notes. The 2032 Convertible Notes are senior, unsecured obligations of the Company and bear interest at a fixed rate of 4.25% per year, payable semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2025. The 2032 Convertible Notes will mature on March 1, 2032, unless earlier repurchased, redeemed, or converted.

Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding December 1, 2031 only under the following conditions: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2025 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A Common Stock and the conversion rate on each such trading day; (3) if the Company issues a notice of redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after December 1, 2031 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, at the option of the holder regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s Class A Common Stock or a combination of cash and shares of the Company’s Class A Common Stock, at the Company’s election.

The Company may not redeem the notes prior to March 6, 2029. The Company may redeem for cash all or any portion of the notes, at the Company’s option, on or after March 6, 2029, but only if (1) the liquidity condition is satisfied and (2) the last reported sale price of the Company’s Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes.

The initial conversion rate for the 2032 Convertible Notes is 37.0535 shares of Class A Common Stock per $1,000 principal amount of the notes, which represents an initial conversion price of approximately $26.99 per share of the Company’s Class A Common Stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, holders who covert their notes in connection with a make-whole fundamental change or a notice of redemption may be entitled to an increase in the conversion rate.

The 2032 Convertible Notes include customary covenants and certain events of default after which the notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default after which the notes become automatically due and payable.

Capped Calls

On January 27, 2025, in connection with the issuance of the 2032 Convertible Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions at a cost of approximately $44.5 million. The Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A Common Stock underlying the 2032 Convertible Notes. The Capped Calls have an initial strike price of approximately $26.99 per share and an initial cap price of $44.98 per share, which are subject to certain adjustments under the terms of the Capped Calls.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AST SPACEMOBILE, INC.

By:	/s/ ABEL AVELLAN
Chairman and Chief Executive Officer Principal Executive Officer

KNOW ALL THESE PRESENT, that each person whose signature appears below constitutes and appoints Abel Avellan, Andrew Johnson and Maya Bernal, and each of them, his or her true and lawful attorneys-in-fact and agents, and with power of substitution and resubstitution, for him/her and in his/her name, place and stead, and in any and all capacities, to sign the Annual Report on Form 10-K of AST SpaceMobile, Inc. for the fiscal year ended December 31, 2024, to sign any and all amendments thereto, and to file such Annual Report and amendments, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ABEL AVELLAN	Chairman and Chief Executive Officer Principal Executive Officer and Director	March 3, 2025
Abel Avellan

/s/ ANDREW JOHNSON	Chief Financial Officer, Chief Legal Officer and Director Principal Financial Officer	March 3, 2025
Andrew M. Johnson

/s/ MAYA BERNAL	Chief Accounting Officer Principal Accounting Officer	March 3, 2025
Maya Bernal

/s/ ADRIANA CISNEROS	Director	March 3, 2025
Adriana Cisneros

/s/ LUKE IBBETSON	Director	March 3, 2025
Luke Ibbetson

/s/ ED KNAPP	Director	March 3, 2025
Ed Knapp

/s/ KEITH LARSON	Director	March 3, 2025
Keith Larson

	Director	March 3, 2025
Hiroshi Mikitani

/s/ RONALD RUBIN	Director	March 3, 2025
Ronald Rubin

/s/ RICHARD SARNOFF	Director	March 3, 2025
Richard Sarnoff

/s/ JULIO A. TORRES	Director	March 3, 2025
Julio A. Torres

/s/ JOHAN WIBERGH	Director	March 3, 2025
Johan Wibergh