Form 10-Q
period 2025-03-31
AST SpaceMobile, Inc.
filed 2025-05-12
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 8, 2025 there were 238,799,258 shares of Class A common stock, $0.0001 per value, 11,227,292 shares of Class B common stock, $0.0001 par value, and 78,163,078 shares of Class C common stock, $0.0001 par value, issued and outstanding.

AST SPACEMOBILE, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	As of
	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$873,778	$564,988
Restricted cash	680	2,546
Prepaid expenses	6,126	7,887
Other current assets	14,021	24,825
Total current assets	894,605	600,246

Non-current assets:
Property and equipment, net	450,822	337,669
Operating lease right-of-use assets, net	13,415	14,014
Other non-current assets	10,817	2,632
TOTAL ASSETS	$1,369,659	$954,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,778	$17,004
Accrued expenses and other current liabilities	26,216	12,195
Contract liabilities	41,758	41,968
Current operating lease liabilities	1,767	1,856
Current portion of long-term debt	3,699	2,919
Total current liabilities	84,218	75,942

Non-current liabilities:
Warrant liabilities	44,453	41,248
Non-current operating lease liabilities	12,112	12,652
Long-term debt, net	462,203	155,573
Total liabilities	602,986	285,415

Commitments and contingencies (Note 8)

Stockholders' Equity:
Class A Common Stock, $.0001 par value; 800,000,000 shares authorized; 236,916,393 and 208,173,198 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	23	20
Class B Common Stock, $.0001 par value; 200,000,000 shares authorized; 11,227,292 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	4	4
Class C Common Stock, $.0001 par value; 125,000,000 shares authorized; 78,163,078 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	8	8
Additional paid-in capital	1,103,921	969,004
Accumulated other comprehensive income (loss)	98	(176)
Accumulated deficit	(535,451)	(489,745)
Noncontrolling interest	198,070	190,031
Total stockholders' equity	766,673	669,146

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,369,659	$954,561

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	For the Three Months ended March 31,
	2025	2024

Revenues	$718	$500

Operating expenses:
Engineering services costs	27,204	19,511
General and administrative costs	18,384	12,287
Research and development costs	7,135	4,257
Depreciation and amortization	10,958	19,945
Total operating expenses	63,681	56,000

Other income (expense):
(Loss) gain on remeasurement of warrant liabilities	(3,206)	18,214
Interest expense	(4,736)	(4,511)
Interest income	8,196	2,289
Other (expense) income, net	(751)	(2)
Total other income (expense), net	(497)	15,990

Loss before income tax expense	(63,460)	(39,510)
Income tax expense	(168)	(294)
Net loss before allocation to noncontrolling interest	(63,628)	(39,804)

Net loss attributable to noncontrolling interest	(17,922)	(20,074)
Net loss attributable to common stockholders	$(45,706)	$(19,730)
Net loss per share attributable to holders of Class A Common Stock
Basic and diluted	$(0.20)	$(0.16)
Weighted-average number of shares of Class A Common Stock outstanding
Basic and diluted	223,974,396	121,447,138

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(Dollars in thousands)

	For the Three Months ended March 31,
	2025	2024

Net loss before allocation to noncontrolling interest	$(63,628)	$(39,804)
Other comprehensive loss
Foreign currency translation adjustments	382	(216)
Total other comprehensive loss	382	(216)
Total comprehensive loss before allocation to noncontrolling interest	(63,246)	(40,020)
Comprehensive loss attributable to noncontrolling interest	(17,814)	(20,184)
Comprehensive loss attributable to common stockholders	$(45,432)	$(19,836)

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance, December 31, 2024	208,173,198	$20	11,227,292	$4	78,163,078	$8	$969,004	$(176)	$(489,745)	$190,031	$669,146
Stock-based compensation	-	-	-	-	-	-	7,703	-		123	7,826
Issuance of common stock, net of issuance costs	1,989,966	-	-	-	-	-	40,528	-		14,304	54,832
Issuance of equity under employee stock plan	445,814	-	-	-	-	-	2,816	-		1,365	4,181
Vesting of restricted stock units	169,373	-	-	-	-	-	(757)	-		(401)	(1,158)
Capped call	-	-	-	-	-	-	(31,688)	-		(12,840)	(44,528)
2034 Convertible Notes settlement	25,818,541	3	-	-	-	-	115,601	-		24,016	139,620
Redemption of AST LLC Common Units for Class A Common Stock	319,501	-	-	-	-	-	714	-		(714)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	274		108	382
Net loss	-	-	-	-	-	-	-	-	(45,706)	(17,922)	(63,628)
Balance, March 31, 2025	236,916,393	$23	11,227,292	$4	78,163,078	$8	$1,103,921	$98	$(535,451)	$198,070	$766,673

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance, December 31, 2023	90,161,309	$9	50,041,757	$5	78,163,078	$8	$288,404	$227	$(189,662)	$114,568	$213,559
Stock-based compensation	-	-	-	-	-	-	4,775	-	-	158	4,933
Issuance of common stock, net of issuance costs	37,096,773	4	-	-	-	-	69,551	-	-	38,132	107,687
Vesting of restricted stock units	288,259	-	-	-	-	-	(121)	-	-	(193)	(314)
Redemption of AST LLC Common Units for Class A Common Stock	10,606,969	1	(10,294,310)	(1)	-	-	11,164	-	-	(11,164)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	(106)	-	(110)	(216)
Net loss	-	-	-	-	-	-	-	-	(19,730)	(20,074)	(39,804)
Balance, March 31, 2024	138,153,310	$14	39,747,447	$4	78,163,078	$8	$373,773	$121	$(209,392)	$121,317	$285,845

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	For the Three Months ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss before allocation to noncontrolling interest	$(63,628)	$(39,804)
Adjustments to reconcile net loss before noncontrolling interest to cash used in operating activities:
Depreciation and amortization	10,958	19,945
Amortization of debt issuance costs	309	900
Loss (gain) on remeasurement of warrant liabilities	3,206	(18,214)
Stock-based compensation	7,826	4,933
Paid-in-kind ("PIK") interest expense	497	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	10,611	(8,306)
Accounts payable and accrued expenses	715	(8,396)
Operating lease right-of-use assets and operating lease liabilities	(30)	(8)
Contract liabilities	(210)	-
Other assets and liabilities	1,200	828
Net cash used in operating activities	(28,546)	(48,122)

Cash flows from investing activities:
Purchase of property and equipment	(120,456)	(39,568)
Net cash used in investing activities	(120,456)	(39,568)

Cash flows from financing activities:
Proceeds from debt	449,248	110,000
Repayments of debt	(65)	(62)
Payment for debt issuance costs	(6,400)	(5,162)
Proceeds from issuance of common stock	56,265	108,100
Payments for third party equity issuance costs	(1,463)	(382)
Issuance of equity under employee stock plan	4,181	-
Employee taxes paid for stock-based compensation awards	(1,373)	(314)
Purchase of capped call transactions	(44,528)	-
Net cash provided by financing activities	455,865	212,180

Effect of exchange rate changes on cash, cash equivalents and restricted cash	61	(147)

Net increase in cash, cash equivalents and restricted cash	306,924	124,343
Cash, cash equivalents and restricted cash, beginning of period	567,534	88,097
Cash, cash equivalents and restricted cash, end of period	$874,458	$212,440

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$12,906	$5,734
PIK interest paid through issuance of PIK notes	497	-
Convertible notes settled by issuance of Class A Common Stock	139,620	-
Cash paid for:
Interest	$3,887	$2,205
Income taxes, net	700	710

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

1.
Organization and Nature of Operations

AST SpaceMobile, Inc., collectively with its subsidiaries (“SpaceMobile” or the “Company”), is currently designing, developing and manufacturing the constellation of BlueBird (“BB”) satellites and has begun launching its planned space-based Cellular Broadband network distributed through a constellation of low Earth orbit (“LEO”) satellites. Once deployed and operational, the BB satellites are designed to provide connectivity directly to off-the-shelf and unmodified devices at broadband speeds (the “SpaceMobile Service”), and be accessible for other applications for government use. At that point, the Company intends to offer the SpaceMobile Service to cellular subscribers and others through wholesale commercial agreements with cellular service providers. The Company is headquartered in Texas where it operates 194,000 square feet of satellite assembly, integrating and testing (“AIT”) facilities. The Company’s intellectual property (“IP”) portfolio is diverse, containing numerous and various innovations of the direct-to-cell satellite ecosystem from space to Earth. The Company’s IP portfolio consists of 36 patent families worldwide. As of March 31, 2025, the Company has more than 3,650 patent and patent pending claims worldwide, of which approximately 1,650 have been officially granted or allowed.

The Company launched its Blue Walker 3 (“BW3”) test satellite on September 10, 2022, and announced the completion of the deployment of the communication phased array antenna of the BW3 test satellite in orbit on November 14, 2022. Using the BW3 test satellite, the Company successfully completed two-way 5G voice calls directly to standard unmodified smartphones, achieved repeated successful download speeds of above 21 megabits per second (“Mbps”) to standard unmodified smartphones and spectral efficiency of approximately 3 bits per second per hertz. The Company has also successfully completed initial in-orbit and ground testing for non-communication government applications. The Company intends to continue testing capabilities of the BW3 test satellite, including further testing with cellular service providers and the government.

The Company launched five first generation commercial BB satellites (“Block 1 BB satellites”) on September 12, 2024. The Block 1 BB satellites are of similar size and weight to the BW3 test satellite and have ten times higher throughput than the BW3 test satellite. In October 2024, the Company completed the deployment of the communication phased array antennas and Q/V antennas in orbit and performed a series of monitoring tests and activities to confirm the successful initial operations of the Block 1 BB satellites. In January 2025, the Company successfully made the first video call from space with Vodafone using standard unmodified 4G/5G smartphones. In February 2025, the Company completed the voice and video calls tests on standard unmodified smartphones with AT&T and Verizon in the U.S. and also completed the tests for non-communication applications for the United States government. All five Block 1 BB satellites have participated in the tests at various stages. In April 2025, together with Rakuten Mobile, Inc., the Company successfully conducted a two-way broadband video call in front of a live audience using unmodified smartphones on the SpaceMobile network enabled by a Block 1 BB satellite in orbit today. The Company expects to continue testing for SpaceMobile Service automation including beta testing prior to rollout of initial noncontinuous SpaceMobile Service in select markets including the United States, Europe, and Japan.

On April 6, 2021, the Company completed a business combination (the “Business Combination”) with AST & Science, LLC (“AST LLC”). Following the consummation of the Business Combination, the Company is organized in an “Up-C” structure in which the business is operated by AST LLC and its subsidiaries and in which the Company's only direct assets consist of equity interests in AST LLC. As the managing member of AST LLC, the Company has full discretion to manage and control the business of AST LLC and to take all action it deems necessary to accomplish the purposes of AST LLC. The Company’s Class A Common Stock is listed on the Nasdaq Capital Market under the symbol “ASTS”.

The Company operates from multiple locations that include its corporate headquarters and 194,000 square feet of AIT facilities in Texas where the final AIT is performed, engineering and development centers in the United States, India and Scotland, and engineering, development and production centers in Spain and Israel.

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

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, included in its Annual Report on Form 10-K filed with the SEC on March 3, 2025 (the “2024 Annual Report on Form 10-K”). The results of operations for the periods presented are not indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or other future year.

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

The Company’s significant accounting policies are described in Note 2 Summary of Significant Accounting Policies of the 2024 Annual Report on Form 10-K, and there have been no significant changes in these significant accounting policies as compared to those described therein.

Segment

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chairman and Chief Executive Officer. The Company has determined that it operates in one operating segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss before allocation to noncontrolling interest that also is reported on the unaudited condensed consolidated statements of operations as revenues less total operating expenses and other segment items. Other segment items include loss and gain on remeasurement of warrant liabilities, interest income and expense, and income taxes expense. The measure of segment assets is reported on the accompanying unaudited condensed consolidated balance sheets as total assets.

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

To date, the Company has not generated any revenues from its SpaceMobile Service. During the three months ended March 31, 2025, the Company recognized $0.7 million of revenue from performance obligations completed under agreements with prime contractors for U.S. government contracts and from the resale of gateway equipment to a mobile network operator. During the three months ended March 31, 2024, the Company recognized $0.5 million of revenue from performance obligations completed under an agreement with a prime contractor for a U.S. government contract.

As of March 31, 2025 and December 31, 2024, $41.8 million and $42.0 million, respectively, of contract liabilities were recorded for advance payments received but associated performance obligations not yet satisfied related to the Company’s SpaceMobile Service and resale of gateway equipment and associated services to customers.

Future Adoption of Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09). ASU 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The ASU is effective for the Company for annual periods beginning after December 15, 2024. The Company is currently evaluating the potential impact of adopting this ASU on its consolidated financial statements.

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

3.
Fair Value Measurement

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	As of March 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$853,599	$-	$-
Total assets measured at fair value	$853,599	$-	$-

Liabilities:
Private placement warrant liability	-	-	44,453
Total liabilities measured at fair value	$-	$-	$44,453

	As of December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$510,424	$-	$-
Total assets measured at fair value	$510,424	$-	$-

Liabilities:
Private placement warrant liability	-	-	41,248
Total liabilities measured at fair value	$-	$-	$41,248

As of March 31, 2025 and December 31, 2024, the Company had $874.5 million and $567.5 million of cash and cash equivalents and restricted cash, respectively, of which $853.6 million and $510.4 million, respectively, is classified as cash equivalents, which consists principally of short-term money market funds with original maturities of 90 days or less. As of March 31, 2025, restricted cash of $0.7 million represents deposits against the bank guaranty issued to the landlords for lease of properties. As of December 31, 2024, restricted cash of $2.5 million also included a deposit into an interest reserve escrow account for a terminated senior secured credit facility. For certain instruments, including cash, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

As of March 31, 2025 and December 31, 2024, warrant liabilities were comprised of private placement warrants (“Private Placement Warrants”), which have been classified as Level 3 due to the use of historical volatility of the Company’s shares and implied volatility derived from options on the Company’s shares. Warrant liabilities are described in detail in Note 7 Warrant Liabilities.

The Private Placement Warrants are valued using a Black-Scholes-Merton model. The Company’s Black-Scholes-Merton model to value Private Placement Warrants required the use of the following subjective assumption inputs:

•
As of March 31, 2025 and December 31, 2024, the risk-free rate assumption was based on the one- and two-year U.S. Treasury rates as the estimated time to expiration was 1.02 years and 1.26 years, respectively. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
•
As of March 31, 2025 and December 31, 2024, the expected volatility assumption was based on an average of the historical volatility of the Company’s shares and the implied volatility of one-year options on the Company’s shares, which was 118.2% and 112.7%, respectively.
4.
Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2025	2024
Land	$1,350	$1,350
Buildings	16,440	16,012
Leasehold improvements	9,533	9,439
Satellite in orbit	235,387	235,340
Lab, assembly, and integration equipment	47,339	41,693
Satellite antenna	7,224	7,224
Computer hardware and software	18,607	18,244
Other	1,419	1,421
Construction in progress
Satellite materials and advance payments, satellites under construction, and advance launch payments	226,036	120,984
Other construction in progress and capital advances	20,792	8,328
Total property and equipment, gross	$584,127	$460,035
Accumulated depreciation and amortization	(133,305)	(122,366)
Total property and equipment, net	$450,822	$337,669

Depreciation expense for the three months ended March 31, 2025 and 2024 was approximately $11.0 million and $19.9 million, respectively.

5.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Salaries, wages and benefits	$3,485	$3,335
Property and equipment	9,634	3,786
Other professional services	2,108	1,764
Accrued interest expense	3,605	296
Accrued spectrum usage rights asset acquisition costs	4,010	-
Others	3,374	3,014
Total accrued expenses and other current liabilities	$26,216	$12,195

6.
Debt

Long-term debt consists of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
2032 Convertible Notes	$460,000	$-
2034 Convertible Notes	-	147,959
Capital equipment loan	15,000	15,000
Term loan	4,441	4,506
Total debt	$479,441	$167,465
Less: current portion of long-term debt	(3,699)	(2,919)
Less: unamortized debt issuance costs	(13,539)	(8,973)
Long-term debt, net of issuance costs	$462,203	$155,573

As of March 31, 2025, the aggregate fair value of the Company’s debt was $560.1 million, which included fair value of the Company’s 2032 Convertible Notes of $540.8 million. As of December 31, 2024, the aggregate fair value of the Company’s debt was $562.4 million, which included the fair value of the Company’s 2034 Convertible Notes of $542.9 million. The fair value of the 2032 Convertible Notes is based on an observable market quote in an active market (Level 1 inputs). The fair value of the 2034 Convertible Notes was determined based on a lattice-based binomial model using significant inputs derived from, or corroborated by, observable market data (Level 2 inputs). The fair value of remaining debt has been determined under the discounted cash flow method using significant inputs derived from, or corroborated by, observable market data (Level 2 inputs).

Debt discount and issuance costs are comprised of costs incurred in connection with debt issuance and are presented in the unaudited condensed consolidated balance sheets as a deduction to the carrying amount of the debt and amortized using the effective interest method to interest expense over the term of the debt. During the three months ended March 31, 2025 and 2024, the Company recognized $4.7 million and $4.4 million of interest expense related to the debt noted above, respectively. The interest expense included amortization of debt issuance costs of $0.3 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the Company was in compliance with all debt covenants requirements.

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

The Company may not redeem the notes prior to March 6, 2029. The Company may redeem for cash all or any portion of the notes, at the Company’s option, on or after March 6, 2029, but only if (1) the liquidity condition (as defined in the indenture) is satisfied and (2) the last reported sale price of the Company’s Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes.

The initial conversion rate for the 2032 Convertible Notes is 37.0535 shares of Class A Common Stock per $1,000 principal amount of the notes, which represents an initial conversion price of approximately $26.99 per share of the Company’s Class A Common Stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, holders who convert their notes in connection with a make-whole fundamental change or a notice of redemption may be entitled to an increase in the conversion rate.

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

The 2034 Convertible Notes bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 30 and December 30 of each year, beginning on June 30, 2024. The Company had the option to pay interest on the 2034 Convertible Notes in cash or in kind. The Company selected to pay interest on the 2034 Convertible Notes in kind on June 30, 2024, resulting in the principal amount of the 2034 Convertible Notes being increased by approximately $3.0 million and interest to be accrued on such increased principal amount in subsequent interest periods. The Company elected to pay interest on the 2034 Convertible Notes in cash on December 30, 2024.

On or after 12 months after date of issuance, the Company may require the holders of the 2034 Convertible Notes to convert at an initial conversion rate of 173.9130 shares of Class A Common Stock per $1,000 principal amount of 2034 Convertible Notes (equivalent to an initial conversion price of $5.75 per share of Class A Common Stock) at its option, if the VWAP of the Class A Common Stock has been at least 130% of the conversion price then in effect for 30 consecutive trading days, on the immediately succeeding trading day after the last trading day of such 30 day period.

On January 22, 2025, the Company notified the holders of the 2034 Convertible Notes that the Company exercised its option to require all of such notes to be converted into shares of the Company’s Class A Common Stock. In the first quarter of 2025, the then outstanding principal amount of the 2034 Convertible Notes, which included an additional interest accrual of approximately $0.5 million, was converted into 25,818,541 shares of the Company’s Class A Common Stock and our obligation under the 2034 Convertible Notes was automatically cancelled upon such share issuance.

Other than as described above, there were no new debt issuances or significant changes related to the above listed debt during the three months ended March 31, 2025. See Note 7 Debt to the Company’s Consolidated Financial Statements included in its 2024 Annual Report on Form 10-K for additional information regarding the debt listed above.

7.
Warrant Liabilities

Warrant liabilities are comprised of Private Placement Warrants. Each whole Private Placement Warrant entitles the registered holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share and is exercisable on a cashless basis. Pursuant to the warrant agreement, a holder of Private Placement Warrants may exercise its warrants only for a whole number of shares of Class A Common Stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. The Private Placement Warrants expire on April 6, 2026, five years after the Business Combination, at 5:00 p.m., New York City time, or earlier upon liquidation.

No Private Placement Warrants were exercised during the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, there were 3,053,132 Private Placement Warrants outstanding.

As of March 31, 2025 and December 31, 2024, the Company recorded warrant liabilities of $44.5 million and $41.2 million in the unaudited condensed consolidated balance sheets, respectively. For the three months ended March 31, 2025 and 2024, the Company recognized a loss of $3.2 million and a gain of $18.2 million, respectively, on the change in the fair value of the warrant liabilities in the unaudited condensed consolidated statements of operations.

8.
Commitments and Contingencies

Purchase Commitments

As of March 31, 2025, the Company had purchase commitments of approximately $300.0 million, primarily related to procurement of BB satellite components, R&D programs, operational services, and capital improvements. In addition, as of March 31, 2025, the Company had minimum commitments of approximately $300.0 - $350.0 million related to future launches.

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

Delaware Class Action Litigations

Following books and records demands pursuant to 8 Del. C. § 220, two stockholders filed putative class action complaints in the Delaware Court of Chancery against the Company, certain current and former directors and officers of the Company and its predecessor entity and manager, New Providence Acquisition Corp. and New Providence Management LLC, and Abel Avellan, alleging claims of breach of fiduciary duties, aiding and abetting such breaches, and unjust enrichment, relating to the Company’s de-SPAC merger. On February 11, 2025, the plaintiffs filed a notice voluntarily dismissing the complaints without prejudice, and on April 22, 2025, the Delaware Court of Chancery issued an order dismissing the complaints without prejudice.

9.
Stockholders’ Equity

Class A Common Stock

As of March 31, 2025, there were 236,916,393 shares of Class A Common Stock issued and outstanding. Holders of Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 800,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class B Common Stock

As of March 31, 2025, there were 11,227,292 shares of Class B Common Stock issued and outstanding. Shares of Class B Common Stock were issued to then existing equity holders of AST LLC (other than Abel Avellan, the Company’s Chairman and Chief Executive Officer (“Mr. Avellan”)) at the time of the Business Combination and are noneconomic, but entitle the holder to one vote per share. The Company is authorized to issue 200,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.

The existing equity holders of AST LLC (other than Mr. Avellan) at the time of the Business Combination own economic interests in AST LLC which are redeemable into either shares of Class A Common Stock on a one-for-one basis or cash at the option of the Company. Upon redemption of the AST LLC Common Units by the existing equity holders (other than Mr. Avellan), a corresponding number of shares of Class B Common Stock held by such existing equity holders will be cancelled. No such redemptions of AST LLC Common Units occurred during the three months ended March 31, 2025.

Class C Common Stock

As of March 31, 2025, there were 78,163,078 shares of Class C Common Stock issued and outstanding. Shares of Class C Common Stock were issued to Mr. Avellan in connection with the Business Combination and are non-economic, but entitle the holder to the lesser of ten votes per share and the Class C Share Voting Amount, the latter of which is a number of votes per share equal to (1) (x) an amount of votes equal to 88.3% of the total voting power of the outstanding voting stock, minus (y) the total voting power of the outstanding capital stock (other than Class C Common Stock) owned or controlled by Mr. Avellan and his permitted transferees, divided by (2) the number of shares of Class C Common Stock then outstanding (the “Super-Voting Rights”). The Company is authorized to issue 125,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

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

Preferred Stock

As of March 31, 2025, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

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

Each issuance of the Company's Class A Common Stock is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in changes in ownership and reduction in noncontrolling interest. As of March 31, 2025, there were 3,053,132 Private Placement Warrants outstanding, each of which entitles the holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share, and 4,714,226 unvested warrants outstanding, each of which entitles the holder to purchase one whole share of Class A Common Stock at a price of $0.01 per share (“Penny Warrants”). Each warrant exercise is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in a change in ownership and reduces the amount recorded as noncontrolling interest and increases additional paid-in capital.

In addition, the Fifth Amended and Restated Limited Liability Company Operating Agreement of AST LLC permits the noncontrolling interest holders of AST LLC Common Units to exchange AST LLC Common Units, together with related shares of the Class B Common Stock or Class C Common Stock, for shares of the Class A Common Stock on a one-for-one basis or, at the election of the Company, for cash (a “Cash Exchange”). A Cash Exchange is limited to the amount of net proceeds from the issuance and sale of Class A Common Stock from a new permanent equity offering. Future redemptions or direct exchanges of AST LLC Common Units by the noncontrolling interest holders will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. Certain members of AST LLC also hold incentive stock options that are subject to service or performance conditions (see Note 10 Stock-Based Compensation for further details), that are exercisable into AST LLC Common Units which will simultaneously be redeemed for Class A Common Stock. The exercise of the incentive stock options results in a change in ownership and decreases the amount recorded as noncontrolling interest and increases additional paid-in capital.

The Company previously granted service-based and performance-based restricted stock units and service-based options that are exercisable into Class A Common Stock under the 2020 Plan (as defined below). The Company now grants service-based and performance-based restricted stock units and service-based options under the 2024 Plan (as defined below) (see Note 10 Stock-Based Compensation for further details). The vesting of the restricted stock units and the exercise of the options result in a change in ownership and decrease the amount recorded as noncontrolling interest and increase additional paid-in capital.

As of March 31, 2025 and December 31, 2024, the noncontrolling interest in AST LLC was approximately 27.4% and 30.1%, respectively. The decrease in noncontrolling interest percentage during the three months ended March 31, 2025 was a result of the issuance of Class A Common Stock due to the conversion of the 2034 Convertible Notes, the issuance of Class A Common Stock under the 2024 Sales Agreement (as defined below), the redemption of AST LLC Common Units in exchange for Class A Common Stock, the exercise of options for Class A Common Stock and the vesting of the Company’s restricted stock units.

2024 Equity Distribution Agreement

On September 5, 2024, the Company entered into an Equity Distribution Agreement (the “2024 Sales Agreement” or “2024 At The Market Equity Program”) with B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Deutsche Bank Securities Inc., Roth Capital Partners, LLC, Scotia Capital (USA) Inc. and UBS Securities LLC (collectively, the “agents”) to sell shares of the Class A Common Stock having an aggregate sale price of up to $400.0 million through an “at the market offering” program under which the agents act as sales agents. The sales of the shares made under the 2024 Sales Agreement may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The agents sell the Class A Common Stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Under the 2024 Sales Agreement, the agents are entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold.

Under the 2024 Sales Agreement, the Company issued 1,989,966 shares of our Class A Common Stock during the three months ended March 31, 2025, and received proceeds of $54.8 million, net of commissions paid to the agents and transaction costs. During the three months ended March 31, 2025, the Company paid commission of $1.4 million to the agents with respect to such sales and incurred initial transaction costs of $0.1 million. Proceeds from the sale of the Class A Common Stock under the 2024 At The Market Equity Program were used for general corporate purposes.

Capped Calls

On January 27, 2025, in connection with the issuance of the 2032 Convertible Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers of the 2032 Notes or their respective affiliates at a cost of approximately $44.5 million. The Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A Common Stock underlying the 2032 Convertible Notes. The capped call transactions can be settled in cash or shares at the Company’s option and are expected generally to reduce the potential dilution to the Class A Common Stock upon any conversion of the 2032 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2032 Convertible Notes. The Capped Calls have an initial strike price of approximately $26.99 per share and an initial cap price of $44.98 per share, which are subject to certain adjustments under the terms of the Capped Calls. The Capped Calls are equity classified and included as a reduction to equity in the accompanying unaudited condensed consolidated balance sheet.

10.
Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation, measured at the grant date based on the fair value of the award, is typically recognized ratably over the requisite services period, using the straight-line method of expense attribution. The Company recorded stock-based compensation expense in the following categories of its unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Engineering services	$4,018	$1,607
General and administrative costs	3,808	3,326
Total	$7,826	$4,933

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

AST LLC was authorized to issue a total of 12,812,959 Incentive Equity Units under a reserve set aside for equity awards. As of March 31, 2025, there were options to acquire 6,020,249 Incentive Equity Units outstanding under the AST LLC Incentive Plan.

The following table summarizes AST LLC’s option activity for the three months ended March 31, 2025:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2024	6,390,261	$1.14	4.79
Granted	-	-	-
Exercised	(356,815)	3.58	-
Cancelled or forfeited	(13,197)	10.00	-
Outstanding as of March 31, 2025	6,020,249	$0.98	4.49
Options exercisable as of March 31, 2025	5,211,633	$0.98	4.43
Vested and expected to vest as of March 31, 2025	5,264,393	$1.06	4.44

The following table summarizes AST LLC’s unvested option activity for the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	869,112	$0.64
Granted	-	-
Vested	(47,806)	2.57
Forfeited	(12,690)	10.40
Unvested as of March 31, 2025	808,616	$0.47

As of March 31, 2025, total unrecognized compensation expense related to the unvested stock options was $0.2 million, which is expected to be recognized over a weighted average period of 0.62 years.

SpaceMobile 2020 Incentive Award Plan

In connection with the Business Combination, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”). Awards could have been made under the 2020 Plan covering an aggregate number of Class A Common Stock shares equal to 10,800,000. Any shares distributed pursuant to an award could have consisted, in whole or in part, of authorized and unissued Common Stock, treasury Common Stock or Common Stock purchased on the open market. The 2020 Plan provided for the grant of stock options, restricted stock, dividend equivalents, restricted stock units, incentive unit awards, stock appreciation rights, and other stock or cash-based awards. Each incentive unit issued pursuant to an award, if any, counted as one share for purposes of calculating the aggregate number of shares available for issuance under the 2020 Plan. On July 29, 2024, the 2020 Plan was replaced and superseded by the AST SpaceMobile, Inc. 2024 Incentive Award Plan (the “2024 Plan”). No new awards may be made under the 2020 Plan, although outstanding awards previously made under the 2020 Plan continue to be governed by the terms of the 2020 Plan. Refer below for further detail.

Two types of equity awards were granted under the 2020 Plan: (1) service-based options and (2) service-based and performance-based restricted stock units. Service-based options typically vest over a four year service period with 25% of the award vesting on the first anniversary of the employee’s commencement date, and the balance thereafter in 36 equal monthly installments. Service-based restricted stock units typically vest over a four year service period with 25% of the award vesting on each anniversary of the employee’s vesting commencement date. Performance-based restricted stock units typically vest on the earliest date that any of the following occurs: (i) the Company attains an incremental capital investment or (ii) other specified performance conditions. Options typically expire no later than 10 years from the date of grant.

Stock Options

As of March 31, 2025, there were 3,159,421 service-based options outstanding under the 2020 Plan.

The following table summarizes the Company’s option activity under the 2020 Plan for the three months ended March 31, 2025:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2024	3,649,458	$9.15	7.88
Granted	-	-
Exercised	(445,814)	9.18
Cancelled or forfeited	(44,223)	4.49
Outstanding as of March 31, 2025	3,159,421	$9.21	7.72
Options exercisable as of March 31, 2025	1,742,684	$8.64	7.13
Vested and expected to vest as of March 31, 2025	3,159,421	$9.21	7.72

The following table summarizes the Company’s unvested option activity under the 2020 Plan for the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	1,701,857	$4.70
Granted	-	-
Vested	(244,229)	3.62
Forfeited	(40,891)	2.17
Unvested as of March 31, 2025	1,416,737	$4.96

There were no stock options granted under the 2020 Plan during the three months ended March 31, 2025. The weighted-average grant-date fair value of stock options granted under the 2020 Plan during the three months ended March 31, 2024 was $1.64.

As of March 31, 2025, total unrecognized compensation expense related to the unvested stock options under the 2020 Plan was $6.4 million, which is expected to be recognized over a weighted average period of 2.24 years.

Restricted Stock Units

As of March 31, 2025, there were 2,661,236 restricted stock units outstanding under the 2020 Plan.

The following table summarizes the Company’s unvested restricted stock unit activity under the 2020 Plan for the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	2,967,177	$12.55
Granted	-	-
Vested	(196,566)	12.35
Forfeited	(109,375)	5.97
Unvested as of March 31, 2025	2,661,236	$12.84

As of March 31, 2025, total unrecognized compensation expense related to the unvested restricted stock units under the 2020 Plan was $20.2 million, which is expected to be recognized over a weighted average period of 2.18 years.

SpaceMobile 2024 Incentive Award Plan

On September 10, 2024, the Company’s stockholders approved the 2024 Plan, which replaced and superseded the 2020 Plan, effective July 29, 2024 (the “Effective Date”). Awards may be made under the 2024 Plan covering an aggregate number of Class A Common Stock shares not to exceed the sum of (i) 2,000,000 shares, plus (ii) one share for every one share available for award under the 2020 Plan. Any shares subject to an award under the 2024 Plan or the 2020 Plan that expires, is forfeited, otherwise terminates or is settled in cash, after the Effective Date, shall be added to the shares reserved for issuance under the 2024 Plan. In addition, the number of shares available for issuance under the 2024 Plan may increase on each January 1st occurring following the Effective Date in an amount up to 2,000,000 shares by action of the Company’s Board of Directors or its committee, as applicable. On December 4, 2024, in accordance with the evergreen feature, effective January 1, 2025, an additional 2,000,000 shares of Common Stock were authorized by the Company’s Board of Directors to be issued under the 2024 Plan. Any shares distributed pursuant to an award may consist, in whole or in part, of authorized and unissued Common Stock, treasury Common Stock or Common Stock purchased on the open market. The 2024 Plan provides for the grant of stock options, restricted stock, dividend equivalents, restricted stock units, incentive unit awards, stock appreciation rights, and other stock or cash-based awards. Each incentive unit issued pursuant to an award, if any, shall count as one share for purposes of calculating the aggregate number of shares available for issuance under the 2024 Plan.

Two types of equity awards have been granted under the 2024 Plan: (1) service-based options and (2) service-based and performance-based restricted stock units. Service-based options typically vest over a four year service period with 25% of the award vesting on the first anniversary of the employee’s vesting commencement date, and the balance thereafter in 36 equal monthly installments. Service-based restricted stock units typically vest over a three or four year service period with 1/3 or 25% of the award vesting on each anniversary of the employee’s vesting commencement date. Performance-based restricted stock units typically vest on the earliest date that any of the following occurs: (i) the Company attains an incremental capital investment or (ii) other specified performance conditions.

Stock Options

As of March 31, 2025, there were 67,000 service-based options outstanding under the 2024 Plan.

The following table summarizes the Company’s option activity under the 2024 Plan for the three months ended March 31, 2025:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2024	44,000	$22.51	9.93
Granted	23,000	28.57	-
Exercised	-	-	-
Cancelled or forfeited	-	-	-
Outstanding as of March 31, 2025	67,000	$24.59	9.76
Options exercisable as of March 31, 2025	-	$-	-
Vested and expected to vest as of March 31, 2025	67,000	$24.59	9.76

The following table summarizes the Company’s unvested option activity under the 2024 Plan for the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	44,000	$12.42
Granted	23,000	16.23
Vested	-	-
Forfeited	-	-
Unvested as of March 31, 2025	67,000	$13.73

The weighted-average grant-date fair value of stock options granted under the 2024 Plan during the three months ended March 31, 2025 was $16.23.

At March 31, 2025, total unrecognized compensation expense related to the unvested stock options under the 2024 Plan was $0.9 million, which is expected to be recognized over a weighted average period of 3.8 years.

Restricted Stock Units

As of March 31, 2025, there were 1,719,565 restricted stock units outstanding under the 2024 Plan.

The following table summarizes the Company’s unvested restricted stock unit activity under the 2024 Plan for the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	1,310,382	$23.49
Granted	455,855	28.57
Vested	(36,085)	25.94
Forfeited	(10,587)	22.89
Unvested as of March 31, 2025	1,719,565	$24.79

As of March 31, 2025, total unrecognized compensation expense related to the unvested restricted stock units under the 2024 Plan was $24.9 million, which is expected to be recognized over a weighted average period of 2.67 years.

SpaceMobile 2020 Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”). The aggregate number of Common Stock shares that may be issued pursuant to rights granted under the ESPP is 2,000,000 shares. If any right granted under the ESPP shall for any reason terminate without having been exercised, the shares not purchased under such right shall again become available for issuance under the ESPP. As of March 31, 2025, the Company had not issued any awards under the ESPP.

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

The consolidated effective tax rate for the three months ended March 31, 2025 and 2024 was (0.26%) and (0.74%), respectively. The difference between the federal statutory tax rate of 21% and the effective tax rate is primarily driven by the Company’s Up-C organizational structure and allocation of AST LLC results to noncontrolling interest holders and the valuation allowance recorded against the Company’s net deferred tax assets.

The Company recorded a net deferred tax asset for the difference between the book value and tax basis of the Company’s investment in AST LLC at the time of the Business Combination. The Company has assessed the realizability of their deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result, the Company has recorded a full valuation allowance against its deferred tax asset resulting from the Business Combination. As of March 31, 2025, there is no valuation allowance recorded against the foreign deferred tax assets as it is more likely than not that the foreign deferred tax assets will be fully realized. The foreign deferred tax assets are subject to foreign exchange risk, which could reduce the amount the Company may ultimately realize.

The Company had no uncertain tax positions as of March 31, 2025 and December 31, 2024.

In conjunction with the Business Combination, the Company also entered into the Tax Receivable Agreement (“TRA”) with AST LLC. Pursuant to the TRA, the Company is required to pay TRA holders (as defined in the TRA) (i) 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) existing tax basis of certain assets of AST LLC and its subsidiaries attributable to the AST LLC Common Units, (B) tax basis adjustments resulting from taxable exchanges of AST LLC Common Units acquired by the Company, (C) tax deductions in respect of portions of certain payments made under the TRA, and (D) certain tax attributes that are acquired directly or indirectly by the Company pursuant to a reorganization transaction. All such payments to the TRA holders (as defined in the TRA) are the obligations of the Company, and not those of AST LLC. As of March 31, 2025, there have been no TRA liabilities recorded.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock (in thousands, except share and per share data):

	For the Three Months ended March 31,
	2025	2024
Numerator
Net loss before allocation to noncontrolling interest	$(63,628)	$(39,804)
Net loss attributable to noncontrolling interest	(17,922)	(20,074)
Net loss attributable to common stockholders - basic and diluted	$(45,706)	$(19,730)
Denominator
Weighted-average number of shares of Class A Common Stock outstanding - basic and diluted	223,974,396	121,447,138
Net loss per share attributable to holders of Class A Common Stock - basic and diluted	$(0.20)	$(0.16)

As of March 31, 2025, the Company excluded from the calculation of diluted earnings per share 11,227,292 shares of Class B Common Stock, 78,163,078 shares of Class C Common Stock, 3,053,132 Private Placement Warrants, 4,714,226 unvested Penny Warrants, 12,046,037 shares of Class A Common Stock that may be issued pursuant to awards outstanding under the AST LLC Incentive Plan, the 2020 Plan and the 2024 Plan, and 17,044,610 shares of Class A Common Stock issuable upon conversion of the 2032 Convertible Notes (on an as-converted basis) as their effect would have been to reduce the net loss per share. Therefore, the weighted-average number of shares of Class A Common Stock outstanding used to calculate both basic and diluted net loss per share of Class A Common Stock is the same.

Shares of the Class B Common Stock and Class C Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock and Class C Common Stock under the two-class method has not been presented.

13.
Spectrum Usage Rights Transactions

On January 5, 2025, AST LLC entered into a binding agreement (the “Strategic Collaboration Term Sheet”) with Ligado LLC under which the Company will receive long-term access to up to 45 MHz of lower mid-band spectrum in the United States and Canada for direct-to-device satellite applications. The Strategic Collaboration Term Sheet was entered into as part of the restructuring of Ligado LLC, which together with certain of its direct and indirect subsidiaries (together with Ligado LLC, “Ligado”) filed voluntary petitions for relief under Chapter 11 of United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on January 5, 2025. On March 22, 2025, pursuant to the Strategic Collaboration Term Sheet, the Company, AST LLC, Spectrum USA I, LLC, a subsidiary of AST LLC (“SpectrumCo”) and Ligado entered into certain definitive agreements that, among other things, govern the Company’s obligation to make annual usage payments, revenue share payments and a $550.0 million contingent payment to Ligado in exchange for the right to use the up to 40 MHz of the L-band spectrum, its satellites and other ground station assets, the Company’s obligation to make annual usage payments for the right to use the up to 5 MHz of the 1670-1675 MHz Spectrum, and issuance of the Penny Warrants (further described below). The transactions contemplated in the Strategic Collaboration Term Sheet (collectively, the “Spectrum Usage Rights Transactions”) are subject to the approval of the bankruptcy court, and the Company and its subsidiaries’ obligations to make payments under the definitive agreements will not become effective until after the bankruptcy court approval.

On March 22, 2025, the Company issued Penny Warrants to Ligado LLC that entitles the holder of such warrants to purchase from the Company up to a total of 4,714,226 shares of the Company’s Class A Common Stock at an exercise price per share equal to $0.01 per share, subject to a 12-month lock-up. These Penny Warrants are accounted for as a non-employee share-based payment under ASC 718, Compensation – Stock Compensation, with a grant date fair value of approximately $121.2 million. The Penny Warrants are equity classified instruments that are subject to specific vesting conditions which were not met as of March 31, 2025. In addition, the Company capitalized approximately $4.0 million of third-party transaction costs that were incurred and directly attributable to the Spectrum Usage Rights Transactions within other non-current assets in the unaudited condensed balance sheets.

To support the consideration that may become payable under the definitive agreements, on March 5, 2025 (“Commitment Date”), SpectrumCo received a $550.0 million (“Loan Amount”) institutional financing commitment in the form of a single draw non-recourse senior-secured delayed-draw term loan facility (“Facility”), available for nineteen months from the Commitment Date with an option to extend for an additional six months (“Availability Period”). The Facility includes a commitment fee, payable in cash or shares of the Company’s Class A Common Stock at the Company’s option, that is 2% of the Loan Amount due on the Commitment Date and upon entry into definitive documentation for the Facility (“Closing Date”). If the Company terminates the Facility prior to the end of the Availability

Period, the Company will pay a termination fee, payable in cash or shares of the Company’s Class A Common Stock at the Company’s option, ranging from 1% to 5% of the Loan Amount depending on when the Company terminates the Facility. The Facility also includes an upfront fee that is 3% of the Loan Amount when the Company draws on the Facility as a reduction to proceeds received and some other fees that become payable starting from the Closing Date. As of March 31, 2025, the Company paid $2.8 million of the commitment fee in cash and capitalized the amount as deferred financing costs within other non-current assets in the unaudited condensed balance sheets.

14.
Subsequent Events

Subsequent events have been evaluated through the date of the issuance of the financial statements. As of such date, there were no subsequent events identified that required recognition or disclosure other than as described in the footnotes herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise noted or where the context requires otherwise, references in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to AST SpaceMobile, Inc. and references to our “management” refer to our officers and directors.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report and with our Annual Report on Form 10-K for the year ended December 31, 2024, including our audited consolidated financial statements and related notes contained therein. Unless otherwise indicated, all references to “dollars” and “$” in this Quarterly Report are to, and all monetary amounts in this Quarterly Report are presented in, U.S. dollars.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” for the purposes of federal securities laws that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “plan,” “predict,” “potential,” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

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
•
our ability to consummate the proposed strategic transaction with Ligado, including our ability to realize the anticipated benefits of our proposed transaction with Ligado and to raise the contemplated financing to fund such transaction; and
•
changes in U.S. trade policy, including changes to existing trade agreements and any resulting changes in international trade relations.

Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part I, Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A. Risk Factors included in this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are building the first and only global Cellular Broadband network in space to be accessible directly by everyday smartphones (2G/4G-LTE/5G devices) for commercial use, and other applications for government use utilizing our extensive IP and patent portfolio. The SpaceMobile Service is being designed to provide cost-effective, high-speed Cellular Broadband services to end-users who are out of terrestrial cellular coverage using existing mobile devices. The SpaceMobile Service currently is planned to be provided by a constellation of high-powered, large phased-array satellites in low Earth orbit (“LEO”) using low-band and mid-band spectrum controlled by Mobile Network Operators (“MNOs”). On March 22, 2025, we and certain of our subsidiaries entered into certain definitive agreements with Ligado Networks LLC (“Ligado LLC”) and its subsidiaries (together with Ligado LLC, “Ligado”) for usage rights for mid-band spectrum. Following the approval of the United States Bankruptcy Court for the District of Delaware and subject to the completion of certain conditions, we expect our network will be enhanced by our long-term access to up to 45 MHz of the lower mid-band satellite spectrum in the United States and Canada through our usage agreements. As of March 31, 2025, our IP portfolio consists of more than 3,650 patent and patent pending claims worldwide, of which approximately 1,650 have been officially granted or allowed. This includes 36 patent families worldwide. Our patents have various terms expiring starting 2039. We are headquartered in Texas where we operate 194,000 square feet satellite AIT facilities.

We intend to work with MNOs to offer the SpaceMobile Service to the MNOs’ end-user customers. Our vision is that users will not need to subscribe to the SpaceMobile Service directly through us, nor will they need to purchase any new or additional equipment. Instead, users will be able to access the SpaceMobile Service when prompted on their mobile device that they are no longer within range of the land-based facilities of the MNOs or will be able to purchase a plan directly with their existing mobile provider. We intend to seek to use a revenue-sharing business model for the SpaceMobile Service in our agreements with MNOs.

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

We also intend to leverage our patented technology, including large phased array and high power capability of our BB satellites, for a variety of applications in the government sector. To this end, we have entered into agreements with prime contractors for the United States (“U.S.”) government to perform certain tasks, including a new contract award entered in February 2025 with the United States Space Development Agency (“SDA”) through a prime contractor with total expected revenue of $43.0 million to provide certain testing services utilizing the five Block 1 BB satellites (defined below) and one next generation Block 2 BB satellite and a new contract award entered in April 2025 with the Defense Innovation Unit (“DIU”) through a prime contractor with total expected revenue of up to approximately $20.0 million for SpaceMobile capabilities with multiple U.S. government agencies in support of government communications over land, sea, and air. We intend to seek to enter into other similar agreements with the U.S. government, either directly or through prime contractors, to develop and test certain non-communication applications and, once qualified, provide certain non-communication and communication services through our satellites.

On April 1, 2019, we launched our first test satellite, BlueWalker 1 (“BW1”), which was used to validate our satellite to cellular architecture and was capable of managing communications delays from LEO and the effects of doppler in a satellite to ground cellular environment using the 4G-LTE protocol.

We launched our Blue Walker 3 (“BW3”) test satellite on September 10, 2022, and announced the completion of the deployment of the communication phased array antenna of the BW3 test satellite in orbit on November 14, 2022. Using the BW3 test satellite, we successfully completed two-way 5G voice calls directly to standard unmodified smartphones, achieved repeated successful download speeds of above 21 Mbps to standard unmodified smartphones and spectral efficiency of approximately 3 bits per second per hertz. We have also successfully completed initial in-orbit and ground testing for non-communication government applications. We intend to continue testing capabilities of the BW3 test satellite, including further testing with cellular service providers and the U.S. government.

We launched five first generation commercial BB satellites (“Block 1 BB satellites”) on September 12, 2024. The Block 1 BB satellites are of similar size and weight to the BW3 test satellite and have ten times higher throughput than the BW3 test satellite. In October 2024, we completed the deployment of the communication phased array antennas and Q/V antennas in orbit and performed a series of monitoring tests and activities to confirm the successful initial operations of the Block 1 BB satellites. In January 2025, we successfully made the first SpaceMobile video call from space with Vodafone using standard unmodified smartphones. In February 2025, we completed the voice and video call tests on standard unmodified smartphones with AT&T and Verizon in the U.S. and also completed the tests for non-communication applications for the U.S. government. All five Block 1 BB satellites have participated in the tests at various stages. In April 2025, together with Rakuten Mobile, Inc., we successfully conducted a two-way broadband video call in front of a live audience using unmodified smartphones on the SpaceMobile network enabled by a Block 1 BB satellite in orbit today. We expect to continue testing for SpaceMobile Service automation including beta testing prior to rollout of initial noncontinuous SpaceMobile Service in select markets including the United States, Europe and Japan.

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

We received an initial license from the Federal Communications Commission (“FCC”) to launch and operate the Block 1 BB satellites using S- and UHF-band frequencies to support orbit raising maneuvers and Telemetry, Tracking, and Command operations, and to employ the V-band for routine gateway feeder link operations. In the United States, we obtained special temporary authorities (“STAs”) for service link operations from the FCC, under which we have begun testing in the United States employing low-band spectrum from AT&T and Verizon and received FCC authorization to test our space-based cellular broadband network on Band 14 - the dedicated spectrum for first responders and the public safety community on FirstNet, built with AT&T. We have also obtained the STAs in Turkey and the United Kingdom with Vodafone and in Japan with Rakuten. Further, we have submitted Part 5 applications to the FCC for launch of our first next-generation Block 2 BB satellite. Before we begin providing full commercial SpaceMobile Service, we will need to obtain additional approvals from the FCC including our application to request authority to add additional satellites and frequencies for use with the SpaceMobile Service in the United States, including the incorporation of Verizon frequencies, and we will need to obtain additional approvals from other regulatory authorities outside the United States.

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

Beginning in the first quarter of 2024, we have recognized revenue from completion of performance obligations under agreements with prime contractors for the U.S. government and expect to continue to recognize revenue as and when we complete the remaining performance obligations under the agreements. Beginning in the fourth quarter of 2024, we began to generate revenue from the resale of gateway equipment and associated services to MNOs. We believe initiation of limited, noncontinuous SpaceMobile Service, as well as completing the milestones under the agreements with prime contractors for the U.S. government, will help to demonstrate the advantages of our satellite-based Cellular Broadband service in the market. These market activities will commence while we continue the development and testing of the next generation of commercial BB satellites.

Our next generation of commercial BB satellites, “Block 2 BB satellites,” featuring up to approximately 2,400 square feet communication array, the largest communication array to be ever deployed in a LEO for commercial use and more than three times bigger than the communication array of the Block 1 BB satellites in orbit today, are designed to deliver up to 10 times the bandwidth capacity of the Block 1 BB satellites. We believe the larger aperture array is expected to provide greater spectrum reuse, enhanced signal strength and increased capacity, thereby reducing the necessary number of satellites to achieve service coverage as compared to smaller apertures. In addition, when we introduce our own AST5000 ASIC chip in the Block 2 BB satellites, we expect to achieve materially greater throughput capacity of up to 40 MHz per beam to support 120 Mbps peak data rates and up to 10,000 MHz of processing bandwidth per Block 2 BB satellite, require less power and offer a lower overall unit cost. We have reached key production milestones and are in the final production preparation phase of the first batch of the ASIC chip. Until we introduce our ASIC chip in Block 2 BB satellites, we expect to continue to manufacture and launch Block 2 BB satellites that are based on a Field Programmable Gate Arrays (“FPGA”) chip.

We have entered into launch agreements with multiple launch service providers which will allow us to accelerate a planned launch campaign during 2025 and 2026 to launch over 60 Block 2 BB satellites. We have commenced assembling and testing the Block 2 BB satellites in accordance with our plan to meet this launch campaign to enable Continuous SpaceMobile Service, which means with respect to a particular geographical market close to 100% reliable persistent service across the geographical areas within certain latitudes and a substantially high degree of reliable persistent service across the remaining geographical areas outside the said latitudes, coverage across key markets such as the United States, Europe, Japan and other strategic markets as well as to facilitate U.S. government applications. We expect to ship the first next-generation Block 2 BB satellite (“FM 1”) to the launch provider during the second quarter of 2025 for a launch scheduled in July 2025, which will commence our launch campaign of over 60 Block 2 BB satellites in 2025 through 2026 at a cadence of one launch approximately every one to two months on average. The timing of shipment and launch of the Block 2 BB satellites are contingent on a number of factors including satisfactory and timely completion of the assembly and testing of the Block 2 BB satellites, regulatory approvals for the shipment and launch, availability of capital, readiness of the launch vehicle, logistics and other factors, many of which are beyond our control.

We are developing a phased satellite deployment plan and corresponding commercial launch plan of the SpaceMobile Service based on targeted geographical markets to provide the SpaceMobile Service to the most commercially attractive MNO markets. This prioritization of coverage is designed to minimize the capital required to initiate and operate commercial service that generates cash flows from operating activities sooner. We expect that such a successful commercial service would enable us to attract additional capital to continue to assemble and launch additional BB satellites to expand our capacity and geographic coverage area, although there can be no assurance that such capital would be available on terms acceptable to us, or at all.

We are leveraging the technological expertise and manufacturing know-how derived from the assembly and testing of our Block 1 BB satellites in the development and assembly of our Block 2 BB satellites. We are actively engaged in planning and procurement of materials needed for assembly and readiness of the Block 2 BB satellites to meet our planned launches in 2025 and 2026. We have placed orders for procurement of substantially all materials and components needed, in accordance with our production plan, for the assembly, integration and testing of the next 20 Block 2 BB satellites. In addition, subject to our ability to raise additional capital, we plan to continue to accelerate the procurement of components and materials needed for us to complete fully assembled microns and phased array for 53 Block 2 BB satellites and complete 40 fully integrated and assembled Block 2 BB satellites. Our manufacturing, assembly, and testing strategy for Block 2 BB satellites includes continuous production and assembly of various components and sub systems for economies of scale, cost efficiencies, and unlocking capacity constraints, to build sufficient quantity of components and sub systems readily available on hand to be able to complete the final integration and testing of the required number of Block 2 BB satellites closer to the planned launch timelines. As of the date of this Quarterly Report, we have completed production of various components and sub systems and have completed assembly of microns for multiple Block 2 BB satellites. We will continue with manufacturing, assembly, integration and testing of the Block 2 BB satellites at our current capacity and once we complete our planned investments to increase the capacity to assemble, integrate, and test up to six Block 2 BB satellites per month in 2025, we plan to accelerate the manufacturing, assembly, integration and testing of the Block 2 BB satellites to meet our planned launches in 2025 and 2026.

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

We are an early stage company and, as such, we are subject to all of the risks associated with early stage companies. Please refer to Risk Factors contained in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, “Item 1A. Risk Factors” included in this Quarterly Report.

Recent Developments

Spectrum Usage Rights Transaction

On January 5, 2025, AST LLC entered into a Strategic Collaboration Term Sheet (defined below) with Ligado LLC under which we will receive long-term access to up to 45 MHz of lower mid-band spectrum in the United States and Canada for direct-to-device satellite applications. On March 22, 2025, we and certain of our subsidiaries entered into certain Definitive Agreements (defined below) with Ligado for usage rights for mid-band spectrum and issued 4,714,226 Penny Warrants (defined below) exercisable for shares of our Class A Common Stock, subject to a 12-month lock-up. Refer to discussion under “Spectrum Usage Rights Transactions” below for further details.

DIU Agreement

On April 25, 2025, a subsidiary of ours entered a new contract with the DIU through a prime contractor with total expected revenue of up to approximately $20.0 million for SpaceMobile capabilities with multiple U.S. government agencies in support of government communications over land, sea, and air.

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

Changes in the prices of satellite materials due to inflation, supply chain challenges, tariffs, and other macroeconomic factors may affect our capital costs estimates to build and launch the satellite constellation and adversely affect our financial condition. The extent of impact of these factors on our business will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. To date, these factors have not had a material impact to our technology development efforts or results of our operations. However, if macroeconomic conditions deteriorate or there are unforeseen developments, our results of operations and financial condition may be adversely affected.

We operate from multiple locations that include our corporate headquarters and 194,000 square feet AIT facilities in Texas where the final AIT is performed, engineering and development centers in the United States, India and Scotland, and engineering, development and production centers in Spain and Israel. Our operations in Israel constitute approximately 1% of our consolidated total assets and approximately 11% of our consolidated total operating expenses. To date, our operations in Israel have not been materially impacted by the geopolitical conflict in the Middle East. We currently do not expect potential interruptions to our operations in Israel to have a material impact on the Company.

Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to execute on our strategy. We believe that our future results of operations could differ materially from the historical results of operations as we initiate the limited, noncontinuous SpaceMobile Service in certain targeted geographical markets, secure additional contracts with the U.S. government or its prime contractors for non-commercial use of our BB satellites, complete the development of the Block 2 BB satellites, increase our capacity and scale to manufacture BB satellites for the planned launches, launch the Block 2 BB satellites, enter into commercial arrangements with additional MNOs, and close our proposed transaction with Ligado.

Components of Results of Operations

Revenues

To date, we have not generated any revenues from our SpaceMobile Service and do not expect to generate revenue until we launch the limited, noncontinuous SpaceMobile Service. During the three months ended March 31, 2025, we recognized $0.7 million of revenue from performance obligations completed under agreements with prime contractors for U.S. government contracts and from resale of gateway equipment to a mobile network operator. We expect to continue to recognize revenue under these agreements with prime contractors for U.S. government contracts as and when we complete the remaining performance obligations. We currently plan to initiate a limited, noncontinuous SpaceMobile Service in targeted geographical markets in 2025, including in the United States, subject to obtaining additional regulatory approvals and executing definitive agreements with additional MNOs, and seek to generate revenue from such service.

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

Noncontrolling Interest

Noncontrolling interest primarily represents the equity interest in AST LLC held by members other than us. We attribute a portion of net income or loss generated at AST LLC to the noncontrolling interest based on their ownership interests. As of March 31, 2025 and December 31, 2024, the noncontrolling interest in AST LLC was approximately 27.4% and 30.1%, respectively. The decrease in noncontrolling interest percentage during the three months ended March 31, 2025 was a result of the issuance of Class A Common Stock due to the conversion of the 2034 Convertible Notes, the issuance of Class A Common Stock under the 2024 Sales Agreement (as defined below), the redemption of AST LLC Common Units in exchange for Class A Common Stock, the exercise of options for Class A Common Stock and the vesting of restricted stock units.

Results of Operations

We report our results of operations under one operating segment. The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 (in thousands), and the discussion that follows compares the three months ended March 31, 2025 to the three months ended March 31, 2024.

	For the Three months ended March 31,
	(unaudited)
	2025	2024	$ Change	% Change
Revenues	$718	$500	$218	44%

Operating expenses:
Engineering services costs	27,204	19,511	7,693	39
General and administrative costs	18,384	12,287	6,097	50
Research and development costs	7,135	4,257	2,878	68
Depreciation and amortization	10,958	19,945	(8,987)	(45)
Total operating expenses	63,681	56,000	7,681	14

Other income (expense):
(Loss) gain on remeasurement of warrant liabilities	(3,206)	18,214	(21,420)	*
Interest expense	(4,736)	(4,511)	(225)	5
Interest income	8,196	2,289	5,907	*
Other (expense) income, net	(751)	(2)	(749)	*
Total other income (expense), net	(497)	15,990	(16,487)	*

Loss before income tax expense	(63,460)	(39,510)	(23,950)	61
Income tax expense	(168)	(294)	126	(43)
Net loss before allocation to noncontrolling interest	(63,628)	(39,804)	(23,824)	60

Net loss attributable to noncontrolling interest	(17,922)	(20,074)	2,152	(11)
Net loss attributable to common stockholders	$(45,706)	$(19,730)	$(25,976)	*	%

* Percentage greater than or equal to 100 or not meaningful

Revenues

Revenues increased by $0.2 million, or 44%, to $0.7 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase in revenues was driven by a $0.4 million increase from resale of gateway equipment to a mobile network operator, partially offset by a $0.2 million decrease in revenues from agreements with prime contractors for U.S. government contracts.

Engineering Services Costs

Total engineering services costs increased by $7.7 million, or 39%, to $27.2 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was attributable to a $4.5 million increase in payroll and employee related costs driven by an increase in head count, a $1.2 million increase in AIT facilities and activities and engineering development centers costs, a $1.1 million increase in consultants and professional fees, and a $0.9 million increase from license and other costs.

General and Administrative Costs

Total general and administrative costs increased by $6.1 million, or 50%, to $18.4 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was attributable to a $4.8 million increase in consultants and professional services, a $1.1 million increase in payroll and employee related costs driven by an increase in head count, and a $0.2 million increase in other expenses.

Research and Development Costs

Total R&D costs increased by $2.9 million, or 68% to $7.1 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase in R&D costs was primarily attributable to the development and design of the Block 2 BB satellites beyond FM1.

Depreciation and Amortization

Total depreciation and amortization expense decreased by $9.0 million, or 45%, to $11.0 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease was due to a lower depreciation expense recognized for the Block 1 BB satellites which we launched in September 2024 than the depreciation expense recognized in the comparative period for the BW3 test satellite which was fully depreciated as of August 30, 2024.

(Loss) Gain on Remeasurement of Warrant Liabilities

The fair value adjustment for Private Placement Warrants outstanding at March 31, 2025 resulted in a loss of $3.2 million for the three months ended March 31, 2025 as compared to a gain of $18.2 million for the three months ended March 31, 2024. The increase in loss was largely driven by changes in our share price.

Interest Expense

Interest expense increased by $0.2 million, or 5%, to $4.7 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The small increase in interest expense was largely due to an increase in interest expense recognized on the 2032 Convertible Notes we issued on January 27, 2025, partially offset by decreases in interest expense recognized on the 2034 Convertible Notes which we converted into shares of our Class A Common Stock on January 22, 2025 and on a senior secured credit facility which we terminated on November 13, 2024.

Interest Income

Interest income increased by $5.9 million to $8.2 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was driven by a higher cash and cash equivalents balance held in interest bearing short-term money market funds.

Other (Expense) Income, Net

Other expense, net was $0.7 million for the three months ended March 31, 2025, as compared to less than $0.1 million for the three months ended March 31, 2024. The increase in other expense, net was primarily due to an increase in foreign exchange losses.

Income Tax Expense

The provision for income taxes was $0.2 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. The consolidated effective tax rate for the three months ended March 31, 2025 and March 31, 2024 was (0.26%) and (0.74)%, respectively. Refer to Note 11 Income Taxes in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $17.9 million for the three months ended March 31, 2025 as compared to $20.1 million in the three months ended March 31, 2024. This decrease in net loss attributable to noncontrolling interest was due to a decrease in noncontrolling interest’s ownership percentage in AST LLC, partially offset by an increase in net loss generated at AST LLC.

Liquidity and Capital Resources

Our current sources of liquidity are cash and cash equivalents on hand. As of March 31, 2025, we had $874.5 million of cash and cash equivalents on hand, including $0.7 million of restricted cash. We believe our existing cash and cash equivalents on hand will be sufficient to meet our anticipated cash requirements, including current working capital needs, planned operating expenses and capital expenditures for a period of the next 12 months from the date of this Quarterly Report.

The design, assembly, integration, testing and launch of satellites and related ground infrastructure is capital intensive. We currently estimate the average capital costs, consisting of direct materials and launch costs, for a constellation of over 90 Block 2 BB satellites to be approximately $21.0 million to $23.0 million per satellite, an increase from previous estimates of $19.0 million to $21.0 million per satellite, reflecting anticipated initial launch costs higher than that range, driven by recently secured near-term launch capacity and trending down over time as we optimize payloads and related launch terms and our ongoing evaluation of a multitude of launch opportunities, and anticipated higher direct materials cost due to recently announced tariffs. The estimated average capital cost per Block 2 BB satellite is based on securing future launch contracts with more favorable terms, diversifying our supply chain to include cost-effective and low-cost suppliers, cost reductions due to the benefits of economies of scale, continuous process improvements, and other factors. If we are unable to achieve the supply chain diversifications, cost reductions, process improvements, and secure favorable future launch contracts, the average capital cost of the Block 2 BB satellites will be higher and such variations could be material.

We believe we need to launch and operate a total of 25 BB satellites (five Block 1 BB satellites and 20 Block 2 BB satellites) in order to provide noncontinuous coverage to the most commercially attractive MNO markets and potentially generate cash flow from operating activities. We continue to believe that we are fully funded for operating expenses and capital expenditures necessary to design, manufacture, and launch 20 Block 2 BB satellites and operate a constellation of 25 BB satellites. We believe the operation of a constellation of 25 BB satellites will enable us to secure additional sources of financing, including potentially generating cash flows from operating activities to help fund the buildup of the remaining constellation along with our cash on hand that we have begun to deploy in support of manufacturing up to 40 Block 2 BB satellites. Our launch agreements with multiple launch providers allow us to accelerate a planned launch campaign during 2025 and 2026 to launch over 60 Block 2 BB satellites. Subject to our ability to raise additional capital, this provides us with a flexible option to opportunistically accelerate the buildup of the constellation of over 65 BB satellites (five Block 1 BB satellites and over 60 Block 2 BB satellites) to enable Continuous SpaceMobile Service coverage across key markets such as the United States, Europe, Japan and other strategic markets as well as to facilitate U.S. government applications.

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

Spectrum Usage Rights Transactions

On January 5, 2025, AST LLC entered into a binding agreement (the “Strategic Collaboration Term Sheet”) with Ligado LLC under which we will receive long-term access to up to 45 MHz of lower mid-band spectrum in the United States and Canada for direct-to-device satellite applications. The Strategic Collaboration Term Sheet was entered into as part of the restructuring of Ligado LLC, which together with certain of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on January 5, 2025. The transactions contemplated in the Strategic Collaboration Term Sheet (collectively, the “Spectrum Usage Rights Transactions”) are subject to the approval of the bankruptcy court.

On March 22, 2025, pursuant to the Strategic Collaboration Term Sheet, (1) we, AST LLC, Spectrum USA I, LLC, a subsidiary of AST LLC (“SpectrumCo”), and Ligado LLC entered into a Framework Agreement (the “Framework Agreement”), (2) SpectrumCo and Ligado LLC entered into a Strategic Collaboration and Spectrum Usage Agreement (the “Collaboration Agreement”), (3) AST LLC and One Dot Six LLC entered into a Spectrum Usage Rights Agreement (the “Usage Rights Agreement”), (4) we, Cerberus Capital Management, L.P. (“Cerberus”), and Fortress Credit Advisors LLC (“Fortress”) entered into a Side Letter Agreement (“Governance Side Letter”) and (5) we issued 4,714,226 penny warrants (“Penny Warrants”) exercisable for shares of our Class A Common Stock at an exercise price per share equal to $0.01 per share, subject to a 12-month lock-up (the “Warrant”, and together with the Framework Agreement, Collaboration

Agreement, Usage Rights Agreement and Governance Side Letter, collectively, the “Definitive Agreements”).

Pursuant to the Collaboration Agreement and subject to bankruptcy court approval of the Spectrum Usage Rights Transactions, among other things, Ligado LLC will provide to SpectrumCo the right to use its satellites, ground station assets and L-band spectrum, including substantially all of the capacity on SkyTerra-1 and, in exchange, SpectrumCo will pay to Ligado LLC (1) at least $80.0 million in annual payments in cash for use of the L-band spectrum; provided, that any portion of such amount in excess of the amount owed by Ligado to utilize the L-band spectrum may be paid in our equity rather than cash for three years after closing; provided, further, that such usage-right consideration amount covers 100% of amounts due from Ligado to utilize the L-band spectrum and (2) certain revenue share payments derived from the usage of the L-band spectrum and from North American operations, in each case until the earlier of (x) December 31, 2035 (which can be renewed to December 31, 2107 at SpectrumCo’s election) or (y) the termination of the Collaboration Agreement.

Pursuant to the Framework Agreement, among other things, in consideration of the rights granted to the SpectrumCo under the Collaboration Agreement, we will pay to Ligado LLC: (1) $350.0 million in cash and (2) at our option, $200.0 million either in cash, convertible notes on market terms or a combination of the foregoing, in each case payable at the time specified in the Framework Agreement and on the terms and subject to the conditions set forth therein. The Framework Agreement also includes a break-up fee payable to us in the event that the Framework Agreement is terminated by us if the resolution of certain Ligado litigation materially adversely impacts the use of L-band spectrum by SpectrumCo.

In addition, pursuant to the Spectrum Usage Agreement and subject to bankruptcy court approval of the Spectrum Usage Rights Transactions, (1) AST LLC will have access to spectrum under the Master Agreement (1670-1675 MHz Spectrum), dated as of July 16, 2007, by and among Crown Castle MM Holding LLC, OP LLC and TVCC One Six Holdings LLC (succeeded by One Dot Six LLC), as amended on December 2, 2022 and the Amended and Restated Long-Term De Facto Transfer Lease Agreement, dated as of December 2, 2022, by and between OP, LLC and One Dot Six LLC (collectively, the “CCI Agreement”) for space to ground use on a preemptable basis, and, in exchange, (2) AST LLC will pay an annual usage fee amount due in cash plus a 30% premium with respect to each such payment payable in our Class A Common Stock. For seven years after the execution of the Usage Rights Agreement, AST LLC will have the right to exercise an option to purchase spectrum under the CCI Agreement, so long as AST LLC pays Ligado the purchase price with respect to such option plus a premium of 30% with respect to such purchase price payable in our Class A Common Stock.

To support the consideration payable under the Framework Agreement, on March 5, 2025 (“Commitment Date”), SpectrumCo received a $550.0 million (“Loan Amount”) institutional financing commitment in the form of a single draw non-recourse senior-secured delayed-draw term loan facility (“Facility”), available for nineteen months from the Commitment Date with an option to extend for an additional six months (“Availability Period”). The Facility includes a commitment fee, payable in cash or shares of our Class A Common Stock at our option, that is 2% of the Loan Amount due on the Commitment Date and upon entry into definitive documentation for the Facility (“Closing Date”). As of March 31, 2025, we paid $2.8 million of the commitment fee in cash. If we terminate the Facility prior to the end of the Availability Period, we will pay a termination fee, payable in cash or shares of our Class A Common Stock at our option, ranging from 1% to 5% of the Loan Amount depending on when we terminate the Facility. The Facility also includes an upfront fee that is 3% of the Loan Amount when we draw on the Facility as a reduction to proceeds received and some other fees that become payable starting from the Closing Date.

Commitments

During the three months ended March 31, 2025, there were no material changes in the contractual minimum principal and interest payments required on all of our outstanding debt and operating leases described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, other than the full conversion of the 2034 Convertible Notes into shares of our Class A Common Stock as described below.

As of March 31, 2025, we had contractual commitments with third parties in the aggregate amount of approximately $300.0 million related to procurement of BB satellite components, R&D programs, operational services, and capital improvements for meeting our goal of production of 40 fully integrated BB satellites and microns for 53 BB satellites. We have various rights to adjust the quantity of satellite components on the purchase orders and/or change the delivery timelines in accordance with our ongoing business plan. We also have rights to terminate these agreements in accordance with the terms of the agreement and potentially incur a termination fee in certain cases. In addition, we have launch agreements under which payments are due at scheduled milestones over the duration of the agreement, including certain milestones where payments are contingent and not due unless launch providers meet the milestones as defined in the agreement. As of March 31, 2025, the minimum commitments related to the future launches are approximately $300.0 - $350.0 million. We have contractual rights to cancel these launches or terminate the related agreements at any time by paying a termination fee, and in certain cases without incurring a termination fee, and any excess payments made to the launch providers for these launches will be refunded to us.

2024 Equity Distribution Agreement

On September 5, 2024, we entered into an Equity Distribution Agreement (the “2024 Sales Agreement” or “2024 ATM Equity Program”) with B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Deutsche Bank Securities Inc., Roth Capital Partners, LLC, Scotia Capital (USA) Inc. and UBS Securities LLC (collectively, the “agents”) to sell shares of the Class A Common Stock having an aggregate sale price of up to $400.0 million through an “at the market offering” program under which the agents act as sales agents. The agents are entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold. Under the 2024 Sales Agreement, we issued 1,989,966 shares of our Class A Common Stock during the three months ended March 31, 2025, and received proceeds of $54.8 million, net of commissions paid to the agents and transaction costs. During the three months ended March 31, 2025, we paid commission of $1.4 million to the agents with respect to such sales and incurred initial transaction costs of $0.1 million.

Proceeds from the sale of the Class A Common Stock under the 2024 Sales Agreement were used for general corporate purposes. As of the date of this Quarterly Report, we have less than $0.1 million available under the 2024 ATM Equity Program.

Term Loan

In December 2021, concurrent with the purchase of real property and equipment in Midland, Texas, our wholly-owned subsidiary, AST & Science Texas, LLC (“AST Texas”), entered into a credit agreement with Lone Star State Bank of West Texas (“Lone Star”) providing for a $5.0 million term loan secured by the property (the “Term Loan Credit Agreement”). Borrowings under the term loan bear interest at a fixed rate equal to 4.20% per annum until December 7, 2026, and from December 8, 2026 until December 8, 2028 at a fixed rate per annum equal to 4.20% plus adjustment if the index rate (as defined in the Term Loan Credit Agreement) is greater than 4.20%, subject to a maximum interest rate of 4.90% per annum.

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

Capital Equipment Loan

On August 14, 2023, we entered into a loan agreement with Lone Star as lender, providing for $15.0 million principal term loan commitment secured by certain real property fixtures and equipment in one of our Texas facilities (the “Lone Star Loan Agreement”).

Borrowings accrue interest at the Prime Rate plus 0.75%, subject to a ceiling rate. Interest payments are due and payable on a monthly basis. Interest payments began in September 2023 and principal payments began in April 2025. Principal repayments are due in 48 equal monthly installments until January 2029, the maturity date of the loan. In connection with the Lone Star Loan Agreement, we deposited a cash balance of $15.0 million in the Lone Star Bank Money Market Fund. This cash balance will be converted to restricted cash if we fail to maintain a consolidated balance of cash and cash equivalents of at least $75.0 million. This restricted cash will be used to offset against the term loan obligations if we fail to maintain a consolidated balance of cash and cash equivalents of at least $50.0 million. In addition, the Lone Star Loan Agreement includes certain customary affirmative and negative covenants.

We drew the entire $15.0 million facility on September 19, 2023 and incurred $0.1 million of transaction costs. The net proceeds were used for general corporate purposes.

Convertible Security Investment Agreement

Pursuant to the Convertible Security Investment Agreement which we entered into with certain investors, we issued subordinated convertible notes (“2034 Convertible Notes”) for an aggregate principal amount of $110.0 million on January 16, 2024 to AT&T, Google, and Vodafone, and for an aggregate principal amount of $35.0 million on May 23, 2024 to Verizon. The Convertible Notes bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 30 and December 30 of each year, beginning on June 30, 2024. We have the option to pay interest on the Convertible Notes in cash or in kind. We elected to pay interest on the 2034 Convertible Notes in kind on June 30, 2024, resulting in the principal amount of the 2034 Convertible Notes being increased by approximately $3.0 million. Interest will accrue on such increased principal amount in subsequent interest periods. We elected to pay interest on the 2034 Convertible Notes in cash on December 30, 2024. The net proceeds of the 2034 Convertible Notes were used for general corporate purposes.

On January 22, 2025, we notified the holders of the 2034 Convertible Notes that we exercised our option to require all of such notes to be converted into shares of our Class A Common Stock. In the first quarter of 2025, the then outstanding principal amount of the 2034 Convertible Notes, which included an additional interest accrual of approximately $0.5 million, was converted into 25,818,541 shares of our Class A Common Stock and our obligation under the 2034 Convertible Notes was automatically cancelled upon such share issuance.

2032 Convertible Notes

On January 27, 2025, we issued $460.0 million aggregate principal amount of convertible senior notes due 2032 (the “2032 Convertible Notes”), including the exercise in full of the option granted to the initial purchasers to purchase up to $60.0 million aggregate principal amount of notes. The 2032 Convertible Notes are our senior, unsecured obligations and bear interest at a fixed rate of 4.25% per year, payable semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2025. The 2032 Convertible Notes will mature on March 1, 2032, unless earlier repurchased, redeemed, or converted. The 2032 Convertible Notes are convertible at the option of the holders under certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A Common Stock or a combination of cash and shares of our Class A Common Stock, at our election. The net proceeds of the 2032 Convertible Notes were $446.3 million after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used approximately $44.5 million of the net proceeds to pay the cost of the privately negotiated capped call transactions (the “Capped Calls”). The remaining net proceeds were and are expected to continue to be used for working capital or other general corporate purposes, which may include other strategic transactions.

Commercial Prepayments

On May 23, 2024, AST LLC and Verizon entered into a Memorandum of Understanding which provides, among other things, that Verizon will make a $45.0 million commercial payment for prepaid service revenue, creditable against future service revenue of AST LLC, subject to us receiving certain regulatory approvals for our SpaceMobile Service and entry into a definitive commercial agreement.

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months ended March 31,
	(unaudited)
	2025	2024
Cash, cash equivalents and restricted cash	$874,458	$212,440
Cash used in operating activities	(28,546)	(48,122)
Cash used in investing activities	(120,456)	(39,568)
Cash provided by financing activities	455,865	212,180

Operating activities

Cash used in operating activities was $28.5 million for the three months ended March 31, 2025 as compared to cash used in operating activities of $48.1 million for the three months ended March 31, 2024. The $19.6 million decrease in cash used in operating activities was attributable to a decrease of $28.2 million in working capital partially offset by an increase of $8.6 million in expenses to support operations during the three months ended March 31, 2025.

Investing activities

Cash used in investing activities was $120.5 million for the three months ended March 31, 2025, as compared to cash used in investing activities of $39.6 million for the three months ended March 31, 2024. The $80.9 million increase in cash used in investing activities was attributable to an increase in purchases of property and equipment, including procurement of BB satellite materials, advance launch and BB satellite materials payments, and other capital advances.

Financing activities

Cash provided by financing activities was $455.9 million and $212.2 million during the three months ended March 31, 2025 and 2024, respectively. The $243.7 million increase in cash provided by financing activities was attributable to a $338.0 million increase in net proceeds raised from issuance of debt and a $3.1 million increase in proceeds from issuance of shares under our stock-based compensation plans, partially offset by a $52.9 million decrease in net proceeds raised from issuance of equity and a $44.5 million payment to purchase Capped Calls in connection with issuance of the 2032 Convertible Notes.

Funding Requirements

We believe our existing cash and cash equivalents on hand will be sufficient to meet our anticipated cash requirements, including current working capital needs, planned operating expenses and capital expenditures, for the next 12 months from the date hereof. However, our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend capital resources sooner than we expect.

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
•
Attracting, hiring, and retaining qualified personnel;
•
Applicable bankruptcy court approval and closing of our proposed transaction with Ligado; and
•
Ability to realize the anticipated benefits of our proposed transaction with Ligado.

Until such time, if ever, as we can generate substantial revenues to support our cost structure, we expect to finance cash needs through the issuance of equity, equity-linked or debt securities (secured or unsecured), secured or unsecured loans or other debt facilities, and credit from government or financial institutions or commercial partners. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through commercial agreements, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies and/or future revenue streams, or grant licenses on terms that may not be favorable to us and/or may reduce the value of our Common Stock. Also, our ability to raise necessary financing could be impacted by recent geopolitical events, higher interest rates, inflationary economic conditions and imposition of tariffs and their effects on the market conditions. If we are unable to raise additional funds through equity offerings, debt financings or commercial arrangements when needed, we may be required to delay, limit, reduce or terminate our commercialization efforts or grant rights to develop and market other services even if we would otherwise prefer to develop and market these services ourselves, or potentially discontinue operations.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our unaudited condensed consolidated financial statements. For a discussion of our critical accounting policies, see “Critical Accounting Policies” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Our exposure to market risk has not changed materially from what we previously disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024 other than additional interest rate risk exposure from issuing the 2032 Convertible Notes as described below:

On January 27, 2025, we issued the 2032 Convertible Notes with an aggregate principal amount of $460.0 million, the full amount of which was outstanding as of March 31, 2025. We carry the 2032 Convertible Notes at face value less the unamortized debt issuance costs on our unaudited condensed consolidated balance sheets. The 2032 Convertible Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2032 Convertible Notes. The fair value of the 2032 Convertible Notes changes when the market price of our stock fluctuates or market interest rates change.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of March 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated. In the opinion of management, there was not at least a reasonable possibility we may have incurred a material loss, or a material loss in excess of any recorded accrual, with respect to loss contingencies. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in a reporting period for amounts in excess of management’s expectations, our consolidated financial statements for that reporting period could be materially adversely affected. Refer to Note 8 Commitments and Contingencies in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

Delaware Class Action Litigations

Following books and records demands pursuant to 8 Del. C. § 220, two stockholders filed putative class action complaints in the Delaware Court of Chancery against the Company, certain current and former directors and officers of the Company and its predecessor entity and manager, New Providence Acquisition Corp. and New Providence Management LLC, and Abel Avellan, alleging claims of breach of fiduciary duties, aiding and abetting such breaches, and unjust enrichment, relating to the Company’s de-SPAC merger. On February 11, 2025, the plaintiffs filed a notice voluntarily dismissing the complaints without prejudice, and on April 22, 2025, the Delaware Court of Chancery issued an order dismissing the complaints without prejudice.

Item 1A. Risk Factors.

For a detailed discussion of the risks and uncertainties related to our business, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, except as specified below.

Changes in U.S. trade policy, including changes to existing trade agreements and any resulting changes in international trade relations, may have a material adverse effect on our business, prospects, financial condition or operating results.

The recent change in the U.S.’s approach to international trade may impact existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The U.S. has imposed tariffs on certain foreign goods and may increase tariffs or impose new ones, and certain foreign governments have retaliated and may continue to do so. While certain tariffs have been paused, ultimately trade policy decisions are outside of our control and may have consequences for our business, prospects, financial condition and operating results. Changes in trade policies, such as new tariffs or increases in tariffs, or reactionary measures, including retaliatory tariffs, restrictions or barriers on imports and exports, legal challenges, or currency manipulation, could adversely impact us. The implementation of these or other actions has begun to and may continue to lead to increased costs for our product components or reduce availability in our supply chain, which could impact the cost to design, develop and manufacture our satellites. Changes in U.S. trade policy have created ongoing turmoil in international trade relations, and it is unclear what future actions the U.S. government or foreign governments will or will not take with respect to tariffs or other international trade agreements and policies. Current trade negotiations may fail, which may exacerbate these risks. Ongoing or new trade wars or other governmental action related to tariffs or international trade agreements or policies could increase our costs, adversely impact our supply chain or otherwise have a material adverse effect on our business, prospects, financial condition or operating results. While we intend to take steps to mitigate any impacts of tariffs or other impacts resulting from changes in trade policy, our ability to do so may be limited by operational, supply chain and other constraints.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

In the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

2.1

Strategic Collaboration Term Sheet, dated as of January 5, 2025, by and between Ligado Networks LLC and AST & Sciences, LLC (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2025).

4.1

Indenture, dated as of January 27, 2025, by and between AST SpaceMobile, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2025).

4.2

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

10.2

Restructuring Support Agreement, dated as of January 5, 2025, by and among Ligado Networks LLC, certain of its subsidiaries, Consenting Stakeholders (as defined therein) and AST & Sciences, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2025).

10.3	Form of Confirmation for Base Capped Call Transactions (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2025).
10.4	Form of Confirmation for Additional Capped Call Transactions (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2025).
10.5

Framework Agreement, dated as of March 22, 2025, by and between Ligado Networks LLC, AST SpaceMobile, Inc., AST & Sciences, LLC and Spectrum USA I, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2025).

10.6

Strategic Collaboration and Spectrum Usage Agreement, dated as of March 22, 2025, by and between Ligado Networks LLC and AST & Sciences, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2025).

10.7

Spectrum Usage Rights Agreement, dated as of March 22, 2025, by and between One Dot Six LLC and AST & Sciences, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2025).

10.8

Side Letter Agreement, dated as of March 22, 2025, by and between AST SpaceMobile, Inc., Cerberus Capital Management, L.P. and Fortress Credit Advisors LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2025).

10.9	Pre-Funded Warrant, dated as of March 22, 2025 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Management contract or compensatory plan or arrangement

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AST SPACEMOBILE, INC.

Date: May 12, 2025	By:	/s/ Abel Avellan
	Name:	Abel Avellan
	Title:	Chairman and Chief Executive Officer
Principal Executive Officer

Date: May 12, 2025	By:	/s/ Andrew M. Johnson
	Name:	Andrew M. Johnson
	Title:	Chief Financial Officer and Chief Legal Officer
Principal Financial Officer