Form 10-Q
period 2025-06-30
AST SpaceMobile, Inc.
filed 2025-08-11
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025 there were 269,127,705 shares of Class A common stock, $0.0001 par value, 11,227,292 shares of Class B common stock, $0.0001 par value, and 78,163,078 shares of Class C common stock, $0.0001 par value, issued and outstanding.

AST SPACEMOBILE, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	As of
	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$923,647	$564,988
Restricted cash	15,753	2,546
Prepaid expenses	10,233	7,887
Other current assets	23,591	24,825
Total current assets	973,224	600,246

Non-current assets:
Property and equipment, net	761,606	337,669
Operating lease right-of-use assets, net	15,037	14,014
Other non-current assets	131,495	2,632
TOTAL ASSETS	$1,881,362	$954,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,703	$17,004
Accrued expenses and other current liabilities	42,735	12,195
Contract liabilities	43,054	41,968
Current operating lease liabilities	2,208	1,856
Current portion of long-term debt	7,616	2,919
Total current liabilities	118,316	75,942

Non-current liabilities:
Warrant liabilities	109,485	41,248
Non-current operating lease liabilities	13,277	12,652
Long-term debt, net	482,534	155,573
Total liabilities	723,612	285,415

Commitments and contingencies (Note 8)

Stockholders' Equity:
Class A Common Stock, $.0001 par value; 800,000,000 shares authorized; 250,511,819 and 208,173,198 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	24	20
Class B Common Stock, $.0001 par value; 200,000,000 shares authorized; 11,227,292 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	4	4
Class C Common Stock, $.0001 par value; 125,000,000 shares authorized; 78,163,078 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	8	8
Additional paid-in capital	1,501,070	969,004
Accumulated other comprehensive income (loss)	1,108	(176)
Accumulated deficit	(634,845)	(489,745)
Noncontrolling interest	290,381	190,031
Total stockholders' equity	1,157,750	669,146

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,881,362	$954,561

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$1,156	$900	$1,874	$1,400

Operating expenses:
Engineering services costs	28,598	21,202	55,802	40,719
General and administrative costs	27,242	17,839	45,626	30,126
Research and development costs	6,393	4,460	13,528	8,711
Depreciation and amortization	11,720	20,392	22,678	40,336
Total operating expenses	73,953	63,893	137,634	119,892

Other income (expense):
Loss on remeasurement of warrant liabilities	(65,032)	(66,140)	(68,238)	(47,926)
Interest expense	(5,657)	(4,936)	(10,393)	(9,332)
Interest income	8,017	2,698	16,213	4,872
Other income (expense), net	308	252	(443)	250
Total other income (expense), net	(62,364)	(68,126)	(62,861)	(52,136)

Loss before income tax expense	(135,161)	(131,119)	(198,621)	(170,628)
Income tax expense	(742)	(231)	(910)	(526)
Net loss before allocation to noncontrolling interest	(135,903)	(131,350)	(199,531)	(171,154)

Net loss attributable to noncontrolling interest	(36,509)	(58,800)	(54,431)	(78,874)
Net loss attributable to common stockholders	$(99,394)	$(72,550)	$(145,100)	$(92,280)
Net loss per share attributable to holders of Class A Common Stock
Basic and diluted	$(0.41)	$(0.51)	$(0.62)	$(0.70)
Weighted-average number of shares
Basic and diluted	241,985,507	141,185,500	233,101,209	131,316,319

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(Dollars in thousands)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2025	2024	2025	2024

Net loss before allocation to noncontrolling interest	$(135,903)	$(131,350)	$(199,531)	$(171,154)
Other comprehensive loss
Foreign currency translation adjustments	1,396	(123)	1,777	(339)
Total other comprehensive income (loss)	1,396	(123)	1,777	(339)
Total comprehensive loss before allocation to noncontrolling interest	(134,507)	(131,473)	(197,754)	(171,493)
Comprehensive loss attributable to noncontrolling interest	(36,123)	(58,854)	(53,938)	(79,038)
Comprehensive loss attributable to common stockholders	$(98,384)	$(72,619)	$(143,816)	$(92,455)

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance, March 31, 2025	236,916,393	$23	11,227,292	$4	78,163,078	$8	$1,103,921	$98	$(535,451)	$198,070	$766,673
Stock-based compensation	-	-	-	-	-	-	10,442	-	-	83	10,525
Issuance of common stock, net of issuance costs	12,057,489	1	-	-	-	-	299,480	-	-	98,500	397,981
Issuance of equity under employee stock plan	322,657	-	-	-	-	-	1,298	-	-	1,713	3,011
Vesting of restricted stock units	519,214	-	-	-	-	-	(4,833)	-	-	(2,256)	(7,089)
Issuance of penny warrants	-	-	-	-	-	-	89,196	-	-	31,960	121,156
Redemption of AST LLC Common Units for Class A Common Stock	696,066	-	-	-	-	-	1,566	-	-	(1,566)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	1,010	-	386	1,396
Net loss	-	-	-	-	-	-	-	-	(99,394)	(36,509)	(135,903)
Balance, June 30, 2025	250,511,819	$24	11,227,292	$4	78,163,078	$8	$1,501,070	$1,108	$(634,845)	$290,381	$1,157,750

	Class A Common Stock			Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares		Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance, December 31, 2024	208,173,198		$20	11,227,292	$4	78,163,078	$8	$969,004	$(176)	$(489,745)	$190,031	$669,146
Stock-based compensation	-	-	-	-	-	-	-	18,145	-	-	206	18,351
Issuance of common stock, net of issuance costs	14,047,455		1	-	-	-	-	340,008	-	-	112,804	452,813
Issuance of equity under employee stock plan	768,471		-	-	-	-	-	4,114	-	-	3,079	7,193
Vesting of restricted stock units	688,587		-	-	-	-	-	(5,590)	-	-	(2,657)	(8,247)
Issuance of penny warrants	-		-	-	-	-	-	89,196	-		31,960	121,156
Capped call	-		-	-	-	-	-	(31,688)	-	-	(12,840)	(44,528)
2034 Convertible Notes settlement	25,818,541		3	-	-	-	-	115,601	-	-	24,016	139,620
Redemption of AST LLC Common Units for Class A Common Stock	1,015,567		-	-	-	-	-	2,280	-	-	(2,280)	-
Foreign currency translation adjustments	-		-	-	-	-	-	-	1,284	-	493	1,777
Net loss	-		-	-	-	-	-	-	-	(145,100)	(54,431)	(199,531)
Balance, June 30, 2025	250,511,819		$24	11,227,292	$4	78,163,078	$8	$1,501,070	$1,108	$(634,845)	$290,381	$1,157,750

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance, March 31, 2024	138,153,310	$14	39,747,447	$4	78,163,078	$8	$373,773	$121	$(209,392)	$121,317	$285,845
Stock-based compensation	-	-	-	-	-	-	3,938	-	-	4,936	8,874
Issuance of common stock, net of issuance costs	9,725,157	1	-	-	-	-	49,397	-	-	30,047	79,445
Issuance of equity under employee stock plan	6,044	-	-	-	-	-	95	-	-	10	105
Vesting of restricted stock units	533,244	-	-	-	-	-	(572)	-	-	(354)	(926)
Redemption of AST LLC Common Units for Class A Common Stock	333,355	-	-	-	-	-	465	-	-	(465)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	(69)	-	(54)	(123)
Net loss	-	-	-	-	-	-	-	-	(72,550)	(58,800)	(131,350)
Balance, June 30, 2024	148,751,110	$15	39,747,447	$4	78,163,078	$8	$427,096	$52	$(281,942)	$96,637	$241,870

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance, December 31, 2023	90,161,309	$9	50,041,757	$5	78,163,078	$8	$288,404	$227	$(189,662)	$114,568	213,559
Stock-based compensation	-	-	-	-	-	-	8,713	-	-	5,094	13,807
Issuance of common stock, net of issuance costs	46,821,930	5	-	-	-	-	118,948	-	-	68,179	187,132
Issuance of equity under employee stock plan	6,044	-	-	-	-	-	95	-	-	10	105
Vesting of restricted stock units	821,503	-	-	-	-	-	(693)	-	-	(547)	(1,240)
Redemption of AST LLC Common Units for Class A Common Stock	10,940,324	1	(10,294,310)	(1)	-	-	11,629	-	-	(11,629)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	(175)	-	(164)	(339)
Net loss	-	-	-	-	-	-	-	-	(92,280)	(78,874)	(171,154)
Balance, June 30, 2024	148,751,110	$15	39,747,447	$4	78,163,078	$8	$427,096	$52	$(281,942)	$96,637	$241,870

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	For The Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss before allocation to noncontrolling interest	$(199,531)	$(171,154)
Adjustments to reconcile net loss before noncontrolling interest to cash used in operating activities:
Depreciation and amortization	22,678	40,336
Amortization of debt issuance costs	721	1,901
Loss on disposal of property and equipment	-	2,221
Loss on remeasurement of warrant liabilities	68,238	47,926
Stock-based compensation	18,351	13,807
Paid-in-kind ("PIK") interest expense	497	2,959
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,982)	(10,128)
Accounts payable and accrued expenses	20,675	(14,873)
Operating lease right-of-use assets and operating lease liabilities	(59)	(21)
Contract liabilities	1,086	21,780
Other assets and liabilities	(2,698)	972
Net cash used in operating activities	(72,024)	(64,274)

Cash flows from investing activities:
Purchase of property and equipment	(430,622)	(61,770)
Net cash used in investing activities	(430,622)	(61,770)

Cash flows from financing activities:
Proceeds from debt	473,498	145,000
Repayments of debt	(926)	(124)
Payment for debt issuance costs	(6,516)	(5,162)
Proceeds from issuance of common stock	462,776	189,921
Payments for third party equity issuance costs	(9,843)	(2,757)
Issuance of equity under employee stock plan	7,193	105
Employee taxes paid for stock-based compensation awards	(6,027)	(1,240)
Purchase of capped call transactions	(44,528)	-
Net cash provided by financing activities	875,627	325,743

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,115)	(229)

Net increase in cash, cash equivalents and restricted cash	371,866	199,470
Cash, cash equivalents and restricted cash, beginning of period	567,534	88,097
Cash, cash equivalents and restricted cash, end of period	$939,400	$287,567

Supplemental disclosure of cash flow information:
Non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$1,505	$-
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$22,155	$8,073
PIK interest paid through issuance of PIK notes	497	2,959
Deferred asset acquisition costs paid by issuance of penny warrants	121,156	-
2034 Convertible Notes settled by issuance of Class A Common Stock	139,620	-
Cash paid for:
Interest	$813	$4,422
Income taxes, net	1,323	902

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

1.
Organization and Nature of Operations

AST SpaceMobile, Inc., collectively with its subsidiaries (“SpaceMobile” or the “Company”), is currently designing, developing and manufacturing the constellation of BlueBird (“BB”) satellites and has begun launching its planned space-based Cellular Broadband network distributed through a constellation of low Earth orbit (“LEO”) satellites. Once deployed and operational, the BB satellites are designed to provide connectivity directly to off-the-shelf and unmodified devices at broadband speeds (the “SpaceMobile Service”), and be accessible for other applications for government use. At that point, the Company intends to offer the SpaceMobile Service to cellular subscribers and others through wholesale commercial agreements with cellular service providers. The Company also intends to leverage its patented technology, including large phased array and high power capability of its BB satellites, for a variety of applications in the government sector. The Company is headquartered in Texas where it operates more than 200,000 square feet of satellite assembly, integrating and testing (“AIT”) facilities. The Company’s intellectual property (“IP”) portfolio is diverse, containing numerous and various innovations of the direct-to-cell satellite ecosystem from space to Earth. The Company’s IP portfolio consists of 36 patent families worldwide. As of June 30, 2025, the Company has approximately 3,700 patent and patent pending claims worldwide, of which approximately 1,700 have been officially granted or allowed.

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

The Company launched five first generation commercial BB satellites (“Block 1 BB satellites”) on September 12, 2024. The Block 1 BB satellites are of similar size and weight to the BW3 test satellite and have ten times higher throughput than the BW3 test satellite. In October 2024, the Company completed the deployment of the communication phased array antennas and Q/V antennas in orbit and performed a series of monitoring tests and activities to confirm the successful initial operations of the Block 1 BB satellites. In January 2025, the Company successfully made the first video call from space with Vodafone using standard unmodified 4G/5G smartphones. In February 2025, the Company completed the voice and video calls tests on standard unmodified smartphones with AT&T and Verizon in the U.S. and also completed the tests for non-communication applications for the United States government. All five Block 1 BB satellites have participated in the tests at various stages. In April 2025, together with Rakuten Mobile, Inc., the Company successfully conducted a two-way broadband video call in front of a live audience using unmodified smartphones on the SpaceMobile network enabled by a Block 1 BB satellite in orbit today. On July 21, 2025, the Company and AT&T made the first-ever Voice over LTE call and short message service over satellite using AT&T’s spectrum and core network with a standard unmodified cell phone. The Company expects to continue testing for SpaceMobile Service automation including beta testing prior to rollout of initial noncontinuous SpaceMobile Service in select markets including the United States, Europe, and Japan.

On April 6, 2021, the Company completed a business combination (the “Business Combination”) with AST & Science, LLC (“AST LLC”). Following the consummation of the Business Combination, the Company is organized in an “Up-C” structure in which the business is operated by AST LLC and its subsidiaries and in which the Company's only direct assets consist of equity interests in AST LLC. As the managing member of AST LLC, the Company has full discretion to manage and control the business of AST LLC and to take all action it deems necessary to accomplish the purposes of AST LLC. The Company’s Class A Common Stock is listed on the Nasdaq Capital Market under the symbol “ASTS.”

The Company operates from multiple locations that include its corporate headquarters and over 200,000 square feet of AIT facilities in Texas where the final AIT is performed, engineering and development centers in the United States, India and Scotland, and engineering, development and production centers in Spain and Israel.

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

Revenue Recognition

Revenue generated from sales of goods and services is recognized when a customer obtains control of promised goods or services in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company recognizes revenue for services provided over time as customers simultaneously receive and consume the benefits provided by the Company’s performance. For performance obligations that do not meet the criteria for over time recognition, the Company recognizes revenue upon transfer of control of the performance obligation to the customer. The Company defers revenue and recognizes contract liabilities in the event the performance obligations are not satisfied for which compensation has been received.

To date, the Company has not generated any revenues from its SpaceMobile Service. During the three and six months ended June 30, 2025, the Company recognized $1.2 million and $1.9 million of revenue, respectively, from performance obligations completed under agreements with prime contractors for U.S. government contracts and from the resale of gateway equipment to mobile network operators. During the three and six months ended June 30, 2024, the Company recognized $0.9 million and $1.4 million of revenue, respectively, from performance obligations completed under an agreement with a prime contractor for a U.S. government contract.

As of June 30, 2025 and December 31, 2024, $43.1 million and $42.0 million, respectively, of contract liabilities were recorded for advance payments received but associated performance obligations not yet satisfied related to the Company’s SpaceMobile Service and resale of gateway equipment and associated services to customers.

Recently Adopted and Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-04, Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. The Company early adopted the new standard, effective April 1, 2025, on a prospective basis. The adoption did not have a material impact on the consolidated financial statements.

Future Adoption of Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The ASU is effective for the Company for annual periods beginning after December 15, 2024. The Company is currently evaluating the potential impact of adopting this ASU on its consolidated financial statements.

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

3.
Fair Value Measurement

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	As of June 30, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$792,372	$-	$-
Total assets measured at fair value	$792,372	$-	$-

Liabilities:
Private placement warrant liability	-	-	109,485
Total liabilities measured at fair value	$-	$-	$109,485

	As of December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$510,424	$-	$-
Total assets measured at fair value	$510,424	$-	$-

Liabilities:
Private placement warrant liability	-	-	41,248
Total liabilities measured at fair value	$-	$-	$41,248

As of June 30, 2025 and December 31, 2024, the Company had $939.4 million and $567.5 million of cash and cash equivalents and restricted cash, respectively, of which $792.4 million and $510.4 million, respectively, is classified as cash equivalents, which consists principally of short-term money market funds with original maturities of 90 days or less. As of June 30, 2025, restricted cash of $15.8 million consists of a $15.0 million deposit in a bank account pledged as a collateral for the capital equipment loan the Company has with Prosperity Bank as successor by merger to Lone Star (defined below) and $0.8 million deposits against the bank guaranty issued to the landlords for lease of properties. As of December 31, 2024, restricted cash of $2.5 million consisted of a deposit into an interest reserve escrow account for a terminated senior secured credit facility and deposits against the bank guaranty issued to the landlords for lease of properties. For certain instruments, including cash, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

As of June 30, 2025 and December 31, 2024, warrant liabilities were comprised of private placement warrants (“Private Placement Warrants”), which have been classified as Level 3 due to the use of historical volatility of the Company’s shares and implied volatility derived from options on the Company’s shares. Warrant liabilities are described in detail in Note 7 Warrant Liabilities.

The Private Placement Warrants are valued using a Black-Scholes-Merton model. The Company’s Black-Scholes-Merton model to value Private Placement Warrants required the use of the following subjective assumption inputs:

•
As of June 30, 2025 and December 31, 2024, the risk-free rate assumption was based on the six-month and one-year U.S. Treasury rates and one- and two-year U.S. Treasury rates, respectively, as the estimated time to expiration was 0.77 years and 1.26 years, respectively. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
•
As of June 30, 2025 and December 31, 2024, the expected volatility assumption was based on an average of the historical volatility of the Company’s shares and the implied volatility of one-year options on the Company’s shares, which was 93.1% and 112.7%, respectively.
4.
Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2025	2024
Land	$1,350	$1,350
Buildings	16,949	16,012
Leasehold improvements	9,748	9,439
Satellite in orbit	235,387	235,340
Lab, assembly, and integration equipment	54,631	41,693
Satellite antenna	7,224	7,224
Computer hardware and software	19,345	18,244
Other	1,483	1,421
Construction in progress
Satellite materials and advance payments, satellites under construction, and advance launch payments	523,944	120,984
Other construction in progress and capital advances	36,845	8,328
Total property and equipment, gross	$906,906	$460,035
Accumulated depreciation and amortization	(145,300)	(122,366)
Total property and equipment, net	$761,606	$337,669

Depreciation expense for the six months ended June 30, 2025 and 2024 was approximately $22.7 million and $40.3 million, respectively. Depreciation expense for the three months ended June 30, 2025 and 2024 was approximately $11.7 million and $20.4 million, respectively.

5.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Salaries, wages and benefits	$9,280	$3,335
Property and equipment	9,515	3,786
Other professional services	6,646	1,764
Accrued interest expense	8,486	296
Accrued spectrum usage rights asset acquisition costs	4,010	-
Others	4,798	3,014
Total accrued expenses and other current liabilities	$42,735	$12,195

6.
Debt

Long-term debt consists of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
2032 4.25% Convertible Notes	$460,000	$-
2034 Convertible Notes	-	147,959
Prosperity Capital Equipment Loan	14,204	15,000
Prosperity Term Loan	4,375	4,506
Trinity Capital Equipment Loan	25,000	-
Total debt	$503,579	$167,465
Less: current portion of long-term debt	(7,616)	(2,919)
Less: unamortized debt issuance costs	(13,429)	(8,973)
Long-term debt, net of issuance costs	$482,534	$155,573

As of June 30, 2025, the aggregate fair value of the Company’s debt was $947.1 million, which included fair value of the Company’s 2032 4.25% Convertible Notes of $907.2 million. As of December 31, 2024, the aggregate fair value of the Company’s debt was $562.4 million, which included the fair value of the Company’s 2034 Convertible Notes of $542.9 million. The fair value of the 2032 4.25% Convertible Notes is based on an observable market quote in an active market (Level 1 inputs). The fair value of the 2034 Convertible Notes was determined based on a lattice-based binomial model using significant inputs derived from, or corroborated by, observable market data (Level 2 inputs). The fair value of remaining debt has been determined under the discounted cash flow method using significant inputs derived from, or corroborated by, observable market data (Level 2 inputs).

Debt discount and issuance costs are comprised of costs incurred in connection with debt issuance and are presented in the unaudited condensed consolidated balance sheets as a deduction to the carrying amount of the debt and amortized using the effective interest method to interest expense over the term of the debt. During the three and six months ended June 30, 2025, the Company recognized $5.7 million and $10.4 million of interest expense related to the debt noted above, respectively. The interest expense included amortization of debt issuance costs of $0.4 million and $0.7 million for the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2024, the Company recognized $4.9 million and $9.3 million of interest expense in each period, respectively. The interest expense included amortization of debt issuance costs of $1.0 million and $1.9 million for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, the Company was in compliance with all debt covenants requirements.

Trinity Capital Equipment Loan

On June 27, 2025, AST LLC and certain other subsidiaries of the Company (together with AST LLC, the “AST Companies”) entered into a Master Equipment Financing Agreement (the “MEFA”) with Trinity Capital, Inc. (“Trinity”), as agent (the “Agent”) and lender, and the other lenders party (the “Lenders”), providing for a conditional commitment to provide financing up to $100.0 million (“Trinity Capital Equipment Loan”).

On June 27, 2025 and June 30, 2025, the AST Companies, the Agent and the Lenders executed five-year term Equipment Financing Schedule No. 1 (“Schedule No. 1”) and No. 2 (“Schedule No. 2,” and together with Schedule No. 1 and the MEFA, the “Agreements”) to the MEFA in the amount of $21.5 million and $3.5 million, respectively. Schedule No. 1 and Schedule No. 2 have monthly payments of $478,719 and $77,931, respectively, and an end of term payment of 9% of the respective drawn amounts. Upon closing on the Schedules No. 1 and 2, the Company received proceeds of approximately $23.9 million, net of debt issuance costs of approximately $0.1 million, commitment fee of approximately $0.8 million and other finance charges of approximately $0.2 million. The Company has the option to prepay all or part of the outstanding principal balances under each Schedule. Any repayment of principal prior to the end of the five-year term will be subject to a prepayment fee equal to 3% to 5% of the drawn amounts, depending on the timing of the prepayment.

The remaining amount of up to $75.0 million may be funded in one or more draws on or before June 30, 2027 (the “Termination Date”), subject to the satisfaction of various conditions. If the aggregate amount of draws funded through the Termination Date is less than $50.0 million, the Company is subject to a non-utilization fee equal to 2.50% of the difference between $50.0 million and the aggregate amount of draws funded through the Termination Date.

The AST Companies’ obligations under the Agreements are secured by certain of the AST Companies’ real property fixtures and equipment. The MEFA contains customary affirmative and negative covenants. The MEFA also contains certain customary events of default that, if they occur, will be deemed to occur under all Schedules. Late charges and a default rate may apply if amounts are paid late or there is another default under the Agreements. The MEFA also requires that all or a portion of the amounts under a Schedule be paid if there is a total loss with respect to the collateral.

Prosperity Capital Equipment Loan

On August 14, 2023, AST LLC and certain other subsidiaries of the Company entered into a loan agreement with Lone Star State Bank of West Texas (“Lone Star”), succeeded by Prosperity Bank by merger to Lone Star, providing for a $15.0 million principal term loan commitment secured by certain real property fixtures and equipment in one of the Company’s Texas facilities (the “Lone Star Loan Agreement”). In connection with the Lone Star Loan Agreement, the Company deposited a cash balance of $15.0 million in the Lone Star Bank Money Market Fund.

As part of entering into the Trinity Capital Equipment Loan, the AST Companies and Prosperity Bank amended the Lone Star Loan Agreement whereby Prosperity Bank released the lien on certain real property fixtures and equipment and the AST Companies pledged the $15.0 million deposit in the Lone Star Bank Money Market Fund as a security for the loan.

2032 4.25% Convertible Notes

On January 27, 2025, the Company issued $460.0 million aggregate principal amount of convertible senior notes due 2032 (the “2032 4.25% Convertible Notes”), including the exercise in full of the option granted to the initial purchasers to purchase up to $60.0 million aggregate principal amount of notes. The 2032 4.25% Convertible Notes are senior, unsecured obligations of the Company and bear interest at a fixed rate of 4.25% per year, payable semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2025. The 2032 4.25% Convertible Notes will mature on March 1, 2032, unless earlier repurchased, redeemed, or converted.

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

The initial conversion rate for the 2032 4.25% Convertible Notes is 37.0535 shares of Class A Common Stock per $1,000 principal amount of the notes, which represents an initial conversion price of approximately $26.99 per share of the Company’s Class A Common Stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, holders who convert their notes in connection with a make-whole fundamental change or a notice of redemption may be entitled to an increase in the conversion rate.

The 2032 4.25% Convertible Notes include customary covenants and certain events of default after which the notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default after which the notes become automatically due and payable.

On July 3, 2025 and July 31, 2025, the Company completed the repurchase of $225.0 million and $135.0 million, respectively, of the outstanding principal amount of the 2032 4.25% Convertible Notes in separate, privately negotiated repurchase transactions with a limited number of note holders for an aggregate repurchase price of approximately $502.9 million and $346.9 million, respectively, which included accrued and unpaid interest on the repurchased 2032 4.25% Convertible Notes. The repurchase was funded with the net proceeds from a registered direct offering of 9,450,268 and 5,775,635 shares of the Company’s Class A Common Stock to the same note holders participating in the note repurchase. The note repurchases and the shares offering were cross-conditional. The Company will account for the note repurchases as an induced conversion. In the third quarter of 2025, the Company will derecognize the carrying value of the notes repurchased, and recognize induced conversion expense representing the fair value of the consideration paid to holders of the 2032 4.25% Convertible Notes in excess of the value to which they were entitled to receive pursuant to the original conversion terms. The induced conversion expenses will also include third party transaction costs incurred and presented in other income (expense), net in the Company’s condensed consolidated statements of operations. The remaining consideration after accounting for the induced conversion expense and carrying value of the 2032 4.25% Convertible Notes on the date of the repurchase will be recorded as an increase to additional paid-in-capital.

2032 2.375% Convertible Notes

On July 29, 2025, the Company issued $575.0 million aggregate principal amount of convertible senior notes due 2032 (the “2032 2.375% Convertible Notes”), including the exercise in full of the option granted to the initial purchasers to purchase up to $75.0 million aggregate principal amount of notes. The 2032 2.375% Convertible Notes are senior, unsecured obligations of the Company and bear interest at a fixed rate of 2.375% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2026. The 2032 2.375% Convertible Notes will mature on October 15, 2032, unless earlier repurchased, redeemed, or converted.

Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding July 15, 2032 only under the following conditions: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2025 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A Common Stock and the conversion rate on each such trading day; (3) if the Company issues a notice of redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after July 15, 2032 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, at the option of the holder regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s Class A Common Stock or a combination of cash and shares of the Company’s Class A Common Stock, at the Company’s election.

The Company may not redeem the notes prior to October 22, 2029. The Company may redeem for cash all or any portion of the notes, at the Company’s option, on or after October 22, 2029, but only if (1) the liquidity condition (as defined in the indenture) is satisfied and (2) the last reported sale price of the Company’s Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes.

The initial conversion rate for the 2032 2.375% Convertible Notes is 13.8750 shares of Class A Common Stock per $1,000 principal amount of the notes, which represents an initial conversion price of approximately $72.07 per share of the Company’s Class A Common Stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, holders who convert their notes in connection with a make-whole fundamental change or a notice of redemption may be entitled to an increase in the conversion rate.

The 2032 2.375% Convertible Notes include customary covenants and certain events of default after which the notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default after which the notes become automatically due and payable.

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

Other than as described above, there were no new debt issuances or significant changes related to the above listed debt during the six months ended June 30, 2025. See Note 7 Debt to the Company’s Consolidated Financial Statements included in its 2024 Annual Report on Form 10-K for additional information regarding the debt listed above.

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

No Private Placement Warrants were exercised during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, there were 3,053,132 Private Placement Warrants outstanding.

As of June 30, 2025 and December 31, 2024, the Company recorded warrant liabilities of $109.5 million and $41.2 million in the unaudited condensed consolidated balance sheets, respectively. For the three and six months ended June 30, 2025, the Company recognized a loss of $65.0 million and $68.2 million, respectively, on the change in the fair value of the warrant liabilities in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2024, the Company recognized a loss of $66.1 million and $47.9 million, respectively, on the change in the fair value of the warrant liabilities in the unaudited condensed consolidated statements of operations.

8.
Commitments and Contingencies

Purchase Commitments

As of June 30, 2025, the Company had purchase commitments of approximately $383.3 million, primarily related to procurement of BB satellite components, research and development (“R&D”) programs, operational services, and capital improvements. In addition, as of June 30, 2025, the Company had minimum commitments of approximately $145.0 - $175.0 million related to future launches.

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

9.
Stockholders’ Equity

Class A Common Stock

As of June 30, 2025, there were 250,511,819 shares of Class A Common Stock issued and outstanding. Holders of Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 800,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class B Common Stock

As of June 30, 2025, there were 11,227,292 shares of Class B Common Stock issued and outstanding. Shares of Class B Common Stock were issued to then existing equity holders of AST LLC (other than Abel Avellan, the Company’s Chairman and Chief Executive Officer (“Mr. Avellan”)) at the time of the Business Combination and are noneconomic, but entitle the holder to one vote per share. The Company is authorized to issue 200,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.

The existing equity holders of AST LLC (other than Mr. Avellan) at the time of the Business Combination own economic interests in AST LLC which are redeemable into either shares of Class A Common Stock on a one-for-one basis or cash at the option of the Company. Upon redemption of the AST LLC Common Units by the existing equity holders (other than Mr. Avellan), a corresponding number of shares of Class B Common Stock held by such existing equity holders will be cancelled. No such redemptions of AST LLC Common Units occurred during the six months ended June 30, 2025.

Class C Common Stock

As of June 30, 2025, there were 78,163,078 shares of Class C Common Stock issued and outstanding. Shares of Class C Common Stock were issued to Mr. Avellan in connection with the Business Combination and are non-economic, but entitle the holder to the lesser of ten votes per share and the Class C Share Voting Amount, the latter of which is a number of votes per share equal to (1) (x) an amount of votes equal to 88.3% of the total voting power of the outstanding voting stock, minus (y) the total voting power of the outstanding capital stock (other than Class C Common Stock) owned or controlled by Mr. Avellan and his permitted transferees, divided by (2) the number of shares of Class C Common Stock then outstanding (the “Super-Voting Rights”). The Company is authorized to issue 125,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

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

Preferred Stock

As of June 30, 2025, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

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

Each issuance of the Company's Class A Common Stock is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in changes in ownership and reduction in noncontrolling interest. As of June 30, 2025, there were 3,053,132 Private Placement Warrants outstanding, each of which entitles the holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share, and 4,714,226 penny warrants outstanding, each of which entitles the holder to purchase one whole share of Class A Common Stock at a price of $0.01 per share (“Penny Warrants”) which may be exercised at any time after March 22, 2026. Each warrant exercise is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in a change in ownership and reduces the amount recorded as noncontrolling interest and increases additional paid-in capital.

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

As of June 30, 2025 and December 31, 2024, the noncontrolling interest in AST LLC was approximately 26.3% and 30.1%, respectively. The decrease in noncontrolling interest percentage during the six months ended June 30, 2025 was a result of the issuance of Class A Common Stock due to the conversion of the 2034 Convertible Notes, the issuance of Class A Common Stock under the 2024 Sales Agreement (as defined below) and the 2025 Sales Agreement (as defined below), the redemption of AST LLC Common Units in exchange for Class A Common Stock, the exercise of options for Class A Common Stock and the vesting of the Company’s restricted stock units.

2024 Equity Distribution Agreement

On September 5, 2024, the Company entered into an Equity Distribution Agreement (the “2024 Sales Agreement” or “2024 ATM Equity Program”) with B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Deutsche Bank Securities Inc., Roth Capital Partners, LLC, Scotia Capital (USA) Inc. and UBS Securities LLC (collectively, the “agents”) to sell shares of the Class A Common Stock having an aggregate sale price of up to $400.0 million through an “at the market offering” program under which the agent acted as sales agents. The sales of the shares made under the 2024 Sales Agreement were to be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The agents sold the Class A Common Stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company imposed). Under the 2024 Sales Agreement, the agents were entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold.

Under the 2024 Sales Agreement, the Company issued 928,441 and 2,918,407 shares of our Class A Common Stock during the three and six months ended June 30, 2025, respectively, and received proceeds of approximately $19.9 million and approximately $74.8 million, net of commissions paid to the agents and transaction costs during the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2025, the Company paid commission of approximately $0.5 million and approximately $1.9 million to the agents with respect to such sales, respectively. Having utilized virtually the entire capacity of the 2024 ATM Equity Program, the Company terminated the 2024 ATM Equity Program on May 13, 2025 when the Company entered into the 2025 ATM Equity Program (defined below). Proceeds from the sale of the Class A Common Stock under the 2024 ATM Equity Program were used for general corporate purposes.

2025 Equity Distribution Agreement

On May 13, 2025, the Company entered into a new Equity Distribution Agreement (the “2025 Sales Agreement” or “2025 ATM Equity Program”) with B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Deutsche Bank Securities Inc., Roth Capital Partners, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and William Blair & Company, L.L.C. (collectively, the “agents”) to sell shares of the Class A Common Stock having an aggregate sale price of up to $500.0 million through an “at the market offering” program under which the agents acted as sales agents. The sales of the shares made under the 2025 Sales Agreement were to be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The agents sold the Class A Common Stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company imposed). Under the 2025 Sales Agreement, the agents were entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold.

Under the 2025 Sales Agreement, the Company issued 11,129,048 shares of the Class A Common Stock during the three months ended June 30, 2025, and received proceeds of approximately $377.4 million, net of commissions paid to the agents and transaction costs during the three months ended June 30, 2025. During the three months ended June 30, 2025, the Company paid commission of approximately $8.7 million to the agents with respect to such sales.

In July 2025, the Company issued 2,476,311 shares of the Class A Common Stock and raised proceeds of approximately $111.3 million, net of commissions of approximately $2.6 million paid to the agents. Having utilized virtually the entire capacity of the 2025 ATM Equity Program, the Company terminated the 2025 ATM Equity Program on July 23, 2025. Proceeds from the sale of the Class A Common Stock under the 2025 ATM Equity Program were and will continue to be used for general corporate purposes.

January 2025 Capped Calls

On January 27, 2025, in connection with the issuance of the 2032 4.25% Convertible Notes, the Company entered into privately negotiated capped call transactions (the “January 2025 Capped Calls”) with certain of the initial purchasers of the 2032 4.25% Convertible Notes or their respective affiliates at a cost of approximately $44.5 million. The January 2025 Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A Common Stock underlying the 2032 4.25% Convertible Notes. The capped call transactions can be settled in cash or shares at the Company’s option and are expected generally to reduce the potential dilution to the Class A Common Stock upon any conversion of the 2032 4.25% Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2032 4.25% Convertible Notes. The January 2025 Capped Calls have an initial strike price of approximately $26.99 per share and an initial cap price of $44.98 per share, which are subject to certain adjustments under the terms of the January 2025 Capped Calls. The January 2025 Capped Calls are equity classified and included as a reduction to equity in the accompanying unaudited condensed consolidated balance sheet. The Company did not terminate or amend the January 2025 Capped Calls in the July 2025 repurchases of the 2032 4.25% Convertible Notes.

July 2025 Capped Calls

On July 29, 2025, in connection with the issuance of the 2032 2.375% Convertible Notes, the Company entered into privately negotiated capped call transactions (the “July 2025 Capped Calls”) with certain of the initial purchasers of the 2032 2.375% Convertible Notes or their respective affiliates at a cost of approximately $54.0 million. The July 2025 Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A Common Stock underlying the 2032 2.375% Convertible Notes. The capped call transactions can be settled in cash or shares at the Company’s option and are expected generally to reduce the potential dilution to the Class A Common Stock upon any conversion of the 2032 2.375% Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2032 2.375% Convertible Notes. The July 2025 Capped Calls have an initial strike price of approximately $72.07 per share and an initial cap price of $120.12 per share, which are subject to certain adjustments under the terms of the July 2025 Capped Calls.

10.
Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation, measured at the grant date based on the fair value of the award, is typically recognized ratably over the requisite services period, using the straight-line method of expense attribution. The Company recorded stock-based compensation expense in the following categories of its unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Engineering services	$3,341	$2,032	$7,360	$3,639
General and administrative costs	7,184	6,842	10,991	10,168
Total	$10,525	$8,874	$18,351	$13,807

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

The fair value of restricted stock units or restricted stock granted to employees, non-employees, and non-employee members of the Board of Directors is based on the fair value of the Company’s stock on the grant date. The Company elects to account for forfeitures as they occur rather than apply an estimated forfeiture rate to stock-based compensation expense.

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

AST LLC was authorized to issue a total of 12,812,959 Incentive Equity Units under a reserve set aside for equity awards. As of June 30, 2025, there were options to acquire 5,320,887 Incentive Equity Units outstanding under the AST LLC Incentive Plan.

The following table summarizes AST LLC’s option activity for the six months ended June 30, 2025:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2024	6,390,261	$1.14	4.79
Granted	-	-	-
Exercised	(1,056,147)	1.68	-
Cancelled or forfeited	(13,227)	10.00	-
Outstanding as of June 30, 2025	5,320,887	$1.01	4.22
Options exercisable as of June 30, 2025	4,537,237	$1.06	4.15
Vested and expected to vest as of June 30, 2025	4,565,034	$1.11	4.16

The following table summarizes AST LLC’s unvested option activity for the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	869,112	$0.64
Granted	-	-
Vested	(72,745)	2.83
Forfeited	(12,717)	10.40
Unvested as of June 30, 2025	783,650	$0.38

As of June 30, 2025, total unrecognized compensation expense related to the unvested stock options was $0.1 million, which is expected to be recognized over a weighted average period of 0.5 years.

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

Stock Options

As of June 30, 2025, there were 2,762,530 service-based options outstanding under the 2020 Plan.

The following table summarizes the Company’s option activity under the 2020 Plan for the six months ended June 30, 2025:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2024	3,649,458	$9.15	7.88
Granted	-	-
Exercised	(768,471)	8.82
Cancelled or forfeited	(118,457)	9.06
Outstanding as of June 30, 2025	2,762,530	$9.24	7.52
Options exercisable as of June 30, 2025	1,625,039	$8.54	7.02
Vested and expected to vest as of June 30, 2025	2,762,530	$9.24	7.52

The following table summarizes the Company’s unvested option activity under the 2020 Plan for the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	1,701,857	$4.70
Granted	-	-
Vested	(466,520)	3.68
Forfeited	(97,846)	4.42
Unvested as of June 30, 2025	1,137,491	$5.14

There were no stock options granted under the 2020 Plan during the six months ended June 30, 2025. The weighted-average grant-date fair value of stock options granted under the 2020 Plan during the six months ended June 30, 2024 was $2.66.

As of June 30, 2025, total unrecognized compensation expense related to the unvested stock options under the 2020 Plan was $5.3 million, which is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock Units

As of June 30, 2025, there were 1,966,699 restricted stock units outstanding under the 2020 Plan.

The following table summarizes the Company’s unvested restricted stock unit activity under the 2020 Plan for the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	2,967,177	$12.55
Granted	-	-
Vested	(822,353)	8.56
Forfeited	(178,125)	15.17
Unvested as of June 30, 2025	1,966,699	$13.98

As of June 30, 2025, total unrecognized compensation expense related to the unvested restricted stock units under the 2020 Plan was $15.0 million, which is expected to be recognized over a weighted average period of 2.2 years.

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

Three types of equity awards have been granted under the 2024 Plan: (1) service-based options, (2) service-based and performance-based restricted stock units and (3) restricted stock to eligible directors serving on the Company’s Board. Service-based options typically vest over a four year service period with 25% of the award vesting on the first anniversary of the employee’s vesting commencement date, and the balance thereafter in 36 equal monthly installments. Service-based restricted stock units typically vest over a three or four year service period with 1/3 or 25% of the award vesting on each anniversary of the employee’s vesting commencement date. Restricted stock awarded to directors will vest in full on the earlier to occur of (i) the one-year anniversary of the applicable grant date and (ii) the date of the next Annual Meeting of Stockholders following the grant date. Performance-based restricted stock units typically vest on the earliest date that any of the following occurs: (i) the Company attains an incremental capital investment or (ii) other specified performance conditions.

Stock Options

As of June 30, 2025, there were 67,000 service-based options outstanding under the 2024 Plan.

The following table summarizes the Company’s option activity under the 2024 Plan for the six months ended June 30, 2025:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2024	44,000	$22.51	9.93
Granted	23,000	28.57	-
Exercised	-	-	-
Cancelled or forfeited	-	-	-
Outstanding as of June 30, 2025	67,000	$24.59	9.51
Options exercisable as of June 30, 2025	-	$-	-
Vested and expected to vest as of June 30, 2025	67,000	$24.59	9.51

The following table summarizes the Company’s unvested option activity under the 2024 Plan for the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	44,000	$12.42
Granted	23,000	16.23
Vested	-	-
Forfeited	-	-
Unvested as of June 30, 2025	67,000	$13.73

The weighted-average grant-date fair value of stock options granted under the 2024 Plan during the six months ended June 30, 2025 was $16.23.

At June 30, 2025, total unrecognized compensation expense related to the unvested stock options under the 2024 Plan was $0.8 million, which is expected to be recognized over a weighted average period of 3.6 years.

Restricted Stock Units and Restricted Stock

As of June 30, 2025, there were 3,428,851 restricted stock units and restricted stock outstanding under the 2024 Plan.

The following table summarizes the Company’s unvested restricted stock unit and restricted stock activity under the 2024 Plan for the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	1,310,382	$23.49
Granted	2,316,514	24.32
Vested	(168,795)	24.57
Forfeited	(29,250)	24.49
Unvested as of June 30, 2025	3,428,851	$23.99

As of June 30, 2025, total unrecognized compensation expense related to the unvested restricted stock units and restricted stock under the 2024 Plan was $54.0 million, which is expected to be recognized over a weighted average period of 2.5 years.

SpaceMobile 2020 Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”). The aggregate number of Common Stock shares that may be issued pursuant to rights granted under the ESPP is 2,000,000 shares. If any right granted under the ESPP shall for any reason terminate without having been exercised, the shares not purchased under such right shall again become available for issuance under the ESPP. As of June 30, 2025, the Company had not issued any awards under the ESPP.

11.
Income Taxes

The Company, organized as a C corporation, owns an equity interest in AST LLC in what is commonly referred to as an “Up-C” structure. For U.S. federal and state income tax purposes, AST LLC has elected to be treated as a partnership and does not pay any income taxes since its income and losses are included in the returns of the members. The portion of the Company’s taxable income or loss attributable to the noncontrolling interests of AST LLC is taxed directly to such members. Consequently, no provision for income taxes has been included in the financial statements related to this portion of taxable income. Certain foreign entities are taxed as corporations in the jurisdictions in which they operate, and accruals for such taxes are included in the consolidated financial statements. The Company has operations in India, Scotland, Spain and Israel with tax filings in each foreign jurisdiction.

The consolidated effective tax rate for the three and six months ended June 30, 2025 was (0.54%) and (0.45%), respectively, and the consolidated effective tax rate for the three and six months ended June 30, 2024 was (0.18%) and (0.31%), respectively. The difference between the federal statutory tax rate of 21% and the effective tax rate is primarily driven by the Company’s Up-C organizational structure and allocation of AST LLC results to noncontrolling interest holders and the valuation allowance recorded against the Company’s net deferred tax assets.

The Company recorded a net deferred tax asset for the difference between the book value and tax basis of the Company’s investment in AST LLC at the time of the Business Combination. The Company has assessed the realizability of their deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result, the Company has recorded a full valuation allowance against its deferred tax asset resulting from the Business Combination. As of June 30, 2025, there is no valuation allowance recorded against the foreign deferred tax assets as it is more likely than not that the foreign deferred tax assets will be fully realized. The foreign deferred tax assets are subject to foreign exchange risk, which could reduce the amount the Company may ultimately realize.

The Company had no uncertain tax positions as of June 30, 2025 and December 31, 2024.

In conjunction with the Business Combination, the Company also entered into the Tax Receivable Agreement (“TRA”) with AST LLC. Pursuant to the TRA, the Company is required to pay TRA holders (as defined in the TRA) (i) 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) existing tax basis of certain assets of AST LLC and its subsidiaries attributable to the AST LLC Common Units, (B) tax basis adjustments resulting from taxable exchanges of AST LLC Common Units acquired by the Company, (C) tax deductions in respect of portions of certain payments made under the TRA, and (D) certain tax attributes that are acquired directly or indirectly by the Company pursuant to a reorganization transaction. All such payments to the TRA holders (as defined in the TRA) are the obligations of the Company, and not those of AST LLC. As of June 30, 2025, there have been no TRA liabilities recorded.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into U.S. law, introducing a wide range of tax reform provisions. Pursuant to ASC 740, the effects of changes in tax law are recognized in the period of enactment. As the OBBBA was enacted subsequent to the Company’s balance sheet date of June 30, 2025, the impact of the legislation is not reflected in the Company’s income tax provision for the three and six months ended June 30, 2025. The Company is currently evaluating the implications of the OBBBA on its estimated annual effective tax rate and cash tax position but does not expect the legislation to have a material impact on its financial statements.

12.
Net Loss per Share

Basic and diluted net loss per share attributable to holders of Class A Common Stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares during the period.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share attributable to holders of Class A Common Stock (in thousands, except share and per share data):

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Numerator
Net loss before allocation to noncontrolling interest	$(135,903)	$(199,531)
Net loss attributable to noncontrolling interest	(36,509)	(54,431)
Net loss attributable to common stockholders - basic and diluted	$(99,394)	$(145,100)
Denominator
Weighted-average number of shares of Class A Common Stock outstanding - basic and diluted	241,571,070	232,892,845
Weighted-average number of penny warrants - basic and diluted	414,437	208,364
Weighted-average number of shares - basic and diluted	241,985,507	233,101,209
Net loss per share attributable to holders of Class A Common Stock - basic and diluted	$(0.41)	$(0.62)

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Numerator
Net loss before allocation to noncontrolling interest	$(131,350)	$(171,154)
Net loss attributable to noncontrolling interest	(58,800)	(78,874)
Net loss attributable to common stockholders - basic and diluted	$(72,550)	$(92,280)
Denominator
Weighted-average number of shares - basic and diluted	141,185,500	131,316,319
Net loss per share attributable to holders of Class A Common Stock - basic and diluted	$(0.51)	$(0.70)

In accordance with FASB ASC 260, Earnings Per Share, penny warrants are warrants that would be exercised for no or little consideration and therefore should be included in the calculation of weighted average shares outstanding for purposes of calculating basic and diluted net income (loss) per share. The Penny Warrants became exercisable (subject to a lockup until March 22, 2026) and are included in basic and diluted net loss per share from June 23, 2025 when the Bankruptcy Court (defined below) approved the proposed Spectrum Usage Rights Transaction (defined below) with Ligado.

As of June 30, 2025, the Company excluded from the calculation of diluted earnings per share 11,227,292 shares of Class B Common Stock, 78,163,078 shares of Class C Common Stock, 3,053,132 Private Placement Warrants, 11,387,344 shares of Class A Common Stock that may be issued pursuant to awards outstanding under the AST LLC Incentive Plan, the 2020 Plan and the 2024 Plan, and 17,044,610 shares of Class A Common Stock issuable upon conversion of the 2032 4.25% Convertible Notes (on an as-converted basis) as their effect would have been to reduce the net loss per share. Therefore, the weighted-average number of shares used to calculate both basic and diluted net loss per share of Class A Common Stock is the same.

Shares of the Class B Common Stock and Class C Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock and Class C Common Stock under the two-class method has not been presented.

13.
Spectrum Usage Rights Transaction and Related Financing

On January 5, 2025, AST LLC entered into a binding agreement (the “Strategic Collaboration Term Sheet”) with Ligado LLC under which the Company will receive long-term access to up to 45 MHz of lower mid-band spectrum in the United States and Canada for direct-to-device satellite applications. The Strategic Collaboration Term Sheet was entered into as part of the restructuring of Ligado LLC, which together with certain of its direct and indirect subsidiaries (together with Ligado LLC, “Ligado”) filed voluntary petitions for relief under Chapter 11 of United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”).

On March 22, 2025, pursuant to the Strategic Collaboration Term Sheet, the Company, AST LLC, Spectrum USA I, LLC, a subsidiary of AST LLC (“SpectrumCo”) and Ligado entered into certain definitive agreements that, among other things, provided for (1) a $550.0 million contingent payment from the Company to Ligado, (2) the Company’s obligation to make spectrum access usage payments of at least $80.0 million annually (“L-band Annual Payment”) (with the option to pay the excess of the amount owed by Ligado to utilize the L-band spectrum in Class A Common Stock of the Company for the first three years), and revenue share payments in exchange for the right to use the up to 40 MHz of the L-band spectrum, (3) the Company’s obligation to pay a usage fee amount due in cash (plus a 30% premium with respect to each such payment payable in Class A Common Stock of the Company) (the “Crown Castle Annual Payment”) for the right to use up to 5 MHz of the 1670-1675 MHz Spectrum, and (4) issuance of the Penny Warrants to Ligado. The Penny Warrants are equity classified and accounted for as non-employee share-based payments under ASC 718, Compensation – Stock Compensation, with a grant date fair value of approximately $121.2 million. On June 23, 2025, the Bankruptcy Court approved the transactions (the “Spectrum Usage Rights Transaction”) contemplated in the Strategic Collaboration Term Sheet. As of June 30, 2025, the Company included the grant date fair value of the Penny Warrants and approximately $4.0 million of direct third-party transaction costs within other non-current assets in the unaudited condensed consolidated balance sheet as advanced consideration for the spectrum usage rights asset being acquired by the Company through the Spectrum Usage Rights Transaction. The closing of the Spectrum Usage Rights Transaction is still subject to receipt of satisfactory regulatory approvals required for the proposed use of the spectrum, as well as other closing conditions.

On June 13, 2025, the Company announced a Settlement Term Sheet (the “Term Sheet”) among various parties including the Company, Ligado, Viasat, Inc. and Inmarsat Global Limited (“Inmarsat”). Pursuant to the Term Sheet, once Ligado’s Chapter 11 plan is confirmed and as long as the financial sponsors of Ligado provide a backstop commitment to Ligado that is acceptable to the Company, in support of a full refund of payments by Ligado in the event applicable regulatory approvals are not obtained and the closing does not occur, the Company has agreed that, with respect to the $550.0 million otherwise owed to Ligado in connection with the Spectrum Usage Rights Transaction, it will pay $420.0 million to Ligado for the benefit of Inmarsat on October 31, 2025, $100.0 million to Ligado for the benefit of Inmarsat on March 31, 2026 and $15.0 million to Ligado for the benefit of Inmarsat on receipt of specified regulatory approvals and the closing of the Spectrum Usage Rights Transaction. The remaining $15.0 million would be payable to Ligado at the closing. The Term Sheet constitutes an off-balance sheet commitment, as the related payment obligations are subject to financing contingencies and, therefore, are not recognized in the unaudited condensed consolidated financial statements. The Company intends to seek institutional financing based on this refund obligation (supported by the backstop commitment) to facilitate these obligations prior to the non-recourse senior-secured delayed-draw loan facility (described below) becoming available, although there is no assurance that it will be able to do so. SpectrumCo’s obligation to make the L-band Annual Payment to Ligado began on June 23, 2025, and AST LLC has also commenced paying sublease spectrum amounts under the sublease with Crown Castle MM Holding LLC.

To support the consideration that may become payable under the definitive agreements, on July 15, 2025 (the “Credit Facility Closing Date”), SpectrumCo entered into a credit agreement (the “Credit Agreement”) with Sound Point Agency LLC, as administrative agent and collateral agent, and the lenders from time to time party thereto. The Credit Agreement provides for a non-recourse senior-secured delayed-draw term loan facility (“Sound Point Credit Facility”) in an aggregate principal amount of $550.0 million (“Loan Amount”). The Sound Point Credit Facility will be available to draw until October 5, 2026 with an option to extend for an additional 180 days (“Availability Period”) subject to payment of an additional 1% fee on the Loan Amount. The Sound Point Credit Facility will be available to SpectrumCo upon the satisfaction of certain conditions, including, among others, (i) entry into security documents and other related documents, (ii) receipt of all required regulatory and Federal Communications Commission (“FCC”) approvals relating to the Spectrum Usage Rights Transaction, (iii) confirmation and occurrence of certain bankruptcy-related events pertaining to Ligado and (iv) certain other customary conditions to funding. Neither the Company nor AST LLC will be liable as a borrower or guarantor or otherwise for any payments owing in connection with the Sound Point Credit Facility, and the lenders’ recourse to the assets of AST LLC will be limited to AST LLC’s equity interests both in SpectrumCo and in the newly formed subsidiary that will purchase and collect the receivables associated with the revenues generated from use of the L-band spectrum.

The Sound Point Credit Facility requires the Company to pay a commitment fee equal to 2% of the Loan Amount. The Sound Point Credit Facility also includes a ticking fee equal to 0.15% of the Loan Amount payable on a monthly basis from the Credit Facility Closing Date to the date the Sound Point Credit Facility is drawn. If the Company terminates the Sound Point Credit Facility prior to the end of the Availability Period, the Company will be required to pay a termination fee, payable in cash or shares of the Company’s Class A Common Stock at the Company’s option, ranging from 1% to 5% of the Loan Amount depending on when the Company terminates the Sound Point Credit Facility. The Sound Point Credit Facility also requires the Company to pay an upfront fee equal to 3% of the Loan Amount that will become payable when the Company draws on the Sound Point Credit Facility (and will act as a reduction to proceeds received) and other fees that will become payable starting from the Credit Facility Closing Date. As of June 30, 2025, the Company paid $2.8 million of the commitment fee in cash and capitalized this amount as deferred financing costs within other non-current assets in the unaudited condensed balance sheets.

14.
Subsequent Events

Vodafone Joint Venture

On July 7, 2025, the Company and Vodafone entered into an agreement to create a jointly-owned European satellite service business (“SatCo”), headquartered in Luxembourg, to exclusively distribute AST SpaceMobile’s broadband satellite services to Mobile Network Operators in European markets. In addition, SatCo is expected to deploy a small network of earth stations that integrate with operators of existing 4G/5G terrestrial networks, providing backhaul links, as well as extended coverage across Europe from the anticipated satellite constellation in LEO.

Global S-Band Spectrum Priority Rights Acquisition

On August 5, 2025, the Company and AST & Science, LLC entered into an agreement with CCUR Holdings, Inc. (“Seller”) and EllioSat Ltd., pursuant to which the Company agreed to purchase from Seller 100% of the issued and outstanding equity interests in EllioSat Ltd. (the “Transaction”). EllioSat Ltd. holds certain S-Band International Telecommunication Union priority rights to Mobile Satellite Services frequencies in the range of 1980-2010 MHz and 2170-2200 MHz, for use in LEO. The Transaction has a total consideration of $64.5 million, to be paid in stock or cash at the Company’s election, with (i) $26.0 million to be paid at closing, (ii) $10.0 million to be paid on the second anniversary of closing, and (iii) $10.0 million to be paid on the third anniversary of closing. Additionally, the Company is obligated to pay $16.65 million upon the successful launch and effective in-service of a L/S satellite to be manufactured and $1.85 million upon continuous operation of such L/S satellite for a period of at least ninety (90) days. The Transaction is expected to close in the second half of 2025, subject to completion of customary closing conditions.

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
•
the negotiation of definitive agreements with Mobile Netwrok Operators (“MNOs”) and governmental entities relating to the SpaceMobile Service that would supersede preliminary agreements and memoranda of understanding;
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
•
our ability to consummate the proposed strategic transaction with Ligado, including our ability to realize the anticipated benefits of our proposed transaction with Ligado and to satisfy the conditions to funding under the Sound Point Credit Facility; and
•
changes in U.S. trade policy, including changes to existing trade agreements and any resulting changes in international trade relations.

Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part I, Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A. Risk Factors included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are building the first and only global Cellular Broadband network in space to be accessible directly by everyday smartphones (2G/4G-LTE/5G devices) for commercial use, and other applications for government use utilizing our extensive intellectual property (“IP”) and patent portfolio. The SpaceMobile Service is being designed to provide cost-effective, high-speed Cellular Broadband services to end-users who are out of terrestrial cellular coverage using existing mobile devices. The SpaceMobile Service currently is planned to be provided by a constellation of high-powered, large phased-array satellites in low Earth orbit (“LEO”) using low-band and mid-band spectrum controlled by MNOs.

On March 22, 2025, we and certain of our subsidiaries entered into certain definitive agreements with Ligado Networks LLC (“Ligado LLC”) and its subsidiaries (together with Ligado LLC, “Ligado”) for usage rights for mid-band spectrum, which were approved by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on June 23, 2025. Subject to the completion of certain conditions, including regulatory approval, as a result of the transaction with Ligado, we expect our network will be enhanced by our long-term access to up to 45 MHz of the lower mid-band satellite spectrum in the United States and Canada through our usage agreements. On August 5, 2025, we entered into an agreement to acquire an entity that holds certain S-Band International Telecommunication Union (“ITU”) priority rights to Mobile Satellite Services (“MSS”) frequencies in the range of 1980-2010 MHz and 2170-2200 MHz, for use in LEO. Upon closing, we expect our network will be further enhanced by up to 60 MHz of mid-band satellite spectrum globally. This transaction is expected to close in the second half of 2025, subject to completion of customary closing conditions.

As of June 30, 2025, our IP portfolio consists of approximately 3,700 patent and patent pending claims worldwide, of which approximately 1,700 have been officially granted or allowed. This includes 36 patent families worldwide. Our patents have various terms expiring starting 2039. We are headquartered in Texas where we operate over 200,000 square feet satellite assembly, integrating and testing (“AIT”) facilities.

We intend to work with MNOs to offer the SpaceMobile Service to the MNOs’ end-user customers. We currently have partnerships with over 50 MNOs with nearly 3 billion subscribers globally. Our vision is that users will not need to subscribe to the SpaceMobile Service directly through us, nor will they need to purchase any new or additional equipment. Instead, users will be able to access the SpaceMobile Service when prompted on their mobile device that they are no longer within range of the land-based facilities of the MNOs or will be able to purchase a plan directly with their existing mobile provider. We intend to seek to use a revenue-sharing business model for the SpaceMobile Service in our agreements with MNOs.

The SpaceMobile Service is expected to be highly attractive to MNOs as it will enable them to improve and differentiate their service offering without significant incremental capital investments. The SpaceMobile Service is expected to enable MNOs to augment and extend their coverage without building towers or other land-based infrastructure, including where it is not cost-justified or is difficult due to geographical challenges. As a result of the incremental coverage created by the planned SpaceMobile Service, we believe that MNOs will have the opportunity to increase subscribers’ average revenue per user.

We also intend to leverage our patented technology, including large phased array and high power capability of our BlueBird (“BB”) satellites, for a variety of applications in the government sector. To this end, we have entered into agreements with prime contractors for the United States (“U.S.”) government to perform certain tasks, including a new contract award entered in February 2025 with the United States Space Development Agency (“SDA”) through a prime contractor with total expected revenue of $43.0 million to provide certain testing services utilizing the five Block 1 BB satellites (defined below) and one next generation Block 2 BB satellite and a new contract award entered in April 2025 with the Defense Innovation Unit (“DIU”) through a prime contractor with total expected revenue of up to approximately $20.0 million for SpaceMobile capabilities with multiple U.S. government agencies in support of government communications over land, sea, and air. We intend to seek to enter into other similar agreements with the U.S. government, either directly or through prime contractors, to develop and test certain non-communication applications and, once qualified, provide certain non-communication and communication services through our satellites.

On April 1, 2019, we launched our first test satellite, BlueWalker 1, which was used to validate our satellite to cellular architecture and was capable of managing communications delays from LEO and the effects of doppler in a satellite to ground cellular environment using the 4G-LTE protocol.

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

We launched five first generation commercial BB satellites (“Block 1 BB satellites”) on September 12, 2024. The Block 1 BB satellites are of similar size and weight to the BW3 test satellite and have ten times higher throughput than the BW3 test satellite. In October 2024, we completed the deployment of the communication phased array antennas and Q/V antennas in orbit and performed a series of monitoring tests and activities to confirm the successful initial operations of the Block 1 BB satellites. In January 2025, we successfully made the first SpaceMobile video call from space with Vodafone using standard unmodified smartphones. In February 2025, we completed the voice and video call tests on standard unmodified smartphones with AT&T and Verizon in the United States and also completed the tests for non-communication applications for the U.S. government. All five Block 1 BB satellites have participated in the tests at various stages. In April 2025, together with Rakuten Mobile, Inc., we successfully conducted a two-way broadband video call in front of a live audience using unmodified smartphones on the SpaceMobile network enabled by a Block 1 BB satellite in orbit today. On July 21, 2025, we and AT&T made the first-ever Voice over LTE call and short message service over satellite using AT&T’s spectrum and core network with a standard unmodified cell phone. We expect to continue testing for SpaceMobile Service automation including beta testing prior to rollout of initial noncontinuous SpaceMobile Service in select markets including the United States, Europe and Japan.

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

We received an initial license from the Federal Communications Commission (“FCC”) to launch and operate the Block 1 BB satellites using S- and UHF-band frequencies to support orbit raising maneuvers and Telemetry, Tracking, and Command operations, and to employ the V-band for routine gateway feeder link operations. In the United States, we obtained special temporary authorities (“STAs”) for service link operations from the FCC, under which we have begun testing in the United States employing low-band spectrum from AT&T and Verizon and received FCC authorization to test our space-based Cellular Broadband network on Band 14—the dedicated spectrum for first responders and the public safety community on FirstNet, built with AT&T. We have also obtained STAs in Turkey and the United Kingdom with Vodafone, in Canada with Bell Canada, and in Japan with Rakuten Mobile Inc. In July 2025, we received an experimental authorization from the FCC to launch and operate our first Block 2 BB satellite (“FM 1”) using S- and UHF-band frequencies to support orbit raising maneuvers and Telemetry, Tracking, and Command operations. Further, we have filed our Part 25 modification application for authority to launch and operate our full 248 LEO satellite network and authority to operate in the 700/800 MHz bands for supplemental coverage from space (“SCS”). We also have filed an amendment to our Part 25 modification application to add SCS use of 700 MHz spectrum licensed to FirstNet. The FCC has accepted and placed on public notice the part of our application to enable us to begin launching our satellite network. We expect the FCC to accept and place on public notice the rest of our application in the near future. Before we begin providing full commercial SpaceMobile Service, we will need a grant of our pending Part 25 license and we will need to obtain additional approvals from other regulatory authorities outside the United States. AST SpaceMobile has also filed with the FCC requests for new gateway STAs for several locations to communicate in the Q/V band with our full 248-satellite constellation, including FM 1 and the Block 2 BB satellites.

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

Our next generation of commercial BB satellites, Block 2 BB satellites, featuring up to approximately 2,400 square feet communication array, the largest communication array to be ever deployed in a LEO for commercial use and more than three times bigger than the communication array of the Block 1 BB satellites in orbit today, are designed to deliver up to 10 times the bandwidth capacity of the Block 1 BB satellites. We believe the larger aperture array is expected to provide greater spectrum reuse, enhanced signal strength and increased capacity, thereby reducing the necessary number of satellites to achieve service coverage as compared to smaller apertures. In addition, when we introduce our own AST5000 Application Specific Integrated Circuit (“ASIC”) chip in the Block 2 BB satellites, we expect to achieve materially greater throughput capacity of up to 40 MHz per beam to support 120 Mbps peak data rates and up to 10,000 MHz of processing bandwidth per Block 2 BB satellite, require less power and offer a lower overall unit cost. We have reached key production milestones and are in the assembly stage of the first batch of the ASIC chip. We have also completed development of the electronic board with our new ASIC chip. Until we introduce our ASIC chip in Block 2 BB satellites, we expect to continue to manufacture and launch Block 2 BB satellites that are based on a Field Programmable Gate Arrays chip.

We have entered into launch agreements with multiple launch service providers which will allow us to accelerate a planned launch campaign during 2025 and 2026 to launch over 60 Block 2 BB satellites. We have commenced assembling and testing the Block 2 BB satellites in accordance with our plan to meet this launch campaign to enable Continuous SpaceMobile Service, which means with respect to a particular geographical market close to 100% reliable persistent service across the geographical areas within certain latitudes and a substantially high degree of reliable persistent service across the remaining geographical areas outside the said latitudes, coverage across key markets such as the United States, Europe, Japan and other strategic markets as well as to facilitate U.S. government applications. We expect to be ready to ship FM 1, our seventh satellite to be launched into orbit, in August 2025. We are engaged with the launch provider to mutually determine the launch date of FM 1. Our launch campaign of over 60 Block 2 BB satellites in 2025 through 2026 is planned at a cadence of one launch approximately every one to two months on average. The timing of shipment and launch of the Block 2 BB satellites are contingent on a number of factors including satisfactory and timely completion of the assembly and testing of the Block 2 BB satellites, regulatory approvals for the shipment and launch, availability of capital, readiness of the launch vehicle, logistics and other factors, many of which are beyond our control.

We are developing a phased satellite deployment plan and a corresponding commercial launch plan of the SpaceMobile Service based on targeted geographical markets to provide the SpaceMobile Service to the most commercially attractive MNO markets. This prioritization of coverage is designed to minimize the capital required to initiate and operate commercial service that generates cash flows from operating activities sooner. We expect that such a successful commercial service would enable us to attract additional capital to continue to assemble and launch additional BB satellites to expand our capacity and geographic coverage area, although there can be no assurance that such capital would be available on terms acceptable to us, or at all.

We are progressing according to our previously announced plan for the procurement and production of Block 2 BB satellites in alignment with our planned 2025 and 2026 launch cadence. Supplier agreements and orders are in place for the procurement of substantially all materials and components needed, in accordance with our production plan, for the assembly, integration and testing necessary to complete 40 fully integrated and assembled Block 2 BB satellites and fully assembled microns and phased array for 53 Block 2 BB satellites.

Our manufacturing, assembly, and testing strategy for Block 2 BB satellites includes continuous production and assembly of various components and sub systems for economies of scale, cost efficiencies, and unlocking capacity constraints, to build sufficient quantity of components and sub systems readily available on hand to be able to complete the final integration and testing of the required number of Block 2 BB satellites closer to the planned launch timelines. As of the date of this Quarterly Report, we have completed the microns for eight Block 2 BB satellites and completed acceptance and testing of substantially all components and sub systems for the integration and assembly of multiple Block 2 BB satellites. We will continue with manufacturing, assembly, integration and testing of the Block 2 BB satellites at our current capacity and once we complete our planned investments to increase the capacity to assemble, integrate, and test up to six Block 2 BB satellites per month in 2025, we plan to accelerate the manufacturing, assembly, integration and testing of the Block 2 BB satellites to meet our planned launches in 2025 and 2026.

We plan to achieve noncontinuous SpaceMobile Service in the selected, targeted geographical markets with the launch and operation of a total of 25 BB satellites (five Block 1 BB satellites and 20 Block 2 BB satellites). We believe the operation of a constellation of 25 BB satellites will enable us to potentially generate cash flows from operating activities to further support the buildup of the remaining constellation. We believe we can enable Continuous SpaceMobile Service coverage across key markets such as the United States, Europe, Japan and other strategic markets with the launch and operation of a total of approximately 45 to 60 BB satellites, and achieve Continuous SpaceMobile Service in all targeted geographical markets to meet our long term business goals with the launch and operation of a total of approximately 90 BB satellites. We anticipate launching and deploying additional satellites beyond the initial 90 satellites in order to enhance coverage and system capacity in response to incremental market demand. Continuous coverage is not expected to be available at all times in certain areas due to numerous factors, including number of active satellites in the region, latitude coverage range, and other factors. Our current plan is subject to numerous uncertainties, many of which are beyond our control, including satisfactory and timely completion of assembly and testing of the satellites, regulatory approvals, readiness of launch vehicles, availability of launch windows by the launch providers, logistics, our ability to raise additional capital for manufacturing of satellites and launch payments, proposed orbits and resulting satellite coverage, launch costs, ability to enter into agreements with MNOs and other factors. We may adopt a strategy for commercial launch of the SpaceMobile Service, including the nature and type of services offered and the geographic markets where we may launch such services, that may differ materially from our current plan.

We are an early stage company and, as such, we are subject to all of the risks associated with early stage companies. Please refer to Risk Factors contained in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, “Item 1A. Risk Factors” included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Recent Developments

Spectrum Usage Rights Transaction and Related Financing

In March 2025, we entered into agreements with Ligado for the Spectrum Usage Rights Transaction (defined below) which was approved by the Bankruptcy Court on June 23, 2025. The closing of the Spectrum Usage Rights Transaction is still subject to receipt of satisfactory regulatory approvals required for the proposed use of the spectrum, as well as other closing conditions.

On June 13, 2025, we announced a Term Sheet (defined below) among various parties including us, Ligado, Viasat, Inc. and Inmarsat Global Limited (“Inmarsat”). The Term Sheet provides that, among other things, as part of Ligado’s ongoing restructuring, Inmarsat will support us receiving long-term spectrum usage rights for 80 years or more with respect to up to 40 MHz of L-Band MSS spectrum in the United States and Canada held by Ligado, plus access to up to an additional 5 MHz in the 1670-1675 MHz Band in the United States. In addition, under the Term Sheet, Inmarsat has agreed to provide affirmative support for our planned regulatory applications with the FCC in the United States and Innovation, Science and Economic Development (“ISED”) in Canada seeking authority to operate a Non-Geostationary Orbit (“NGSO”) system within the L-Band mid-band spectrum in North America.

The Term Sheet supplements the definitive documents previously entered into between us and Ligado. Closing of the Ligado Transaction will be subject to receipt of satisfactory regulatory approvals required for the proposed use of the spectrum, as well as other closing conditions. The Term Sheet also provides that, of the $550.0 million consideration to be paid by us to Ligado, $535.0 million will be paid to Ligado for the benefit of Inmarsat so long as Ligado’s Chapter 11 plan is confirmed and the financial sponsors of Ligado provide a backstop commitment to Ligado that is acceptable to us, in support of a full refund of payments by Ligado in the event applicable regulatory approvals are not obtained and the closing does not occur.

On July 15, 2025, SpectrumCo entered into the Sound Point Credit Facility with Sound Point Agency LLC and the lenders from time to time party thereto. The proceeds of the loan borrowed under the Sound Point Credit Facility would be used to support certain payment obligations owed to Ligado relating to the Spectrum Usage Rights Transaction. The Sound Point Credit Facility will be available to SpectrumCo upon the satisfaction of certain conditions, including receipt of all required regulatory and FCC approvals relating to the Spectrum Usage Rights Transaction. Refer to discussion under “Spectrum Usage Rights Transaction and Related Financing” in the “Liquidity and Capital Resources” section below for further details.

No assurance can be provided that the Ligado transaction will be consummated or that the related financing will be disbursed. The Ligado transaction and the disbursement of the related financing are subject to a number of conditions, including regulatory approval. In addition, Ligado’s ongoing bankruptcy proceedings present risks that the Ligado transaction will not be consummated. Moreover, even if the Ligado transaction is consummated, the benefits of the Ligado transaction will be subject to, among other things, integration, technology and regulatory risks. The Ligado transaction may significantly increase our indebtedness (though any debt incurred pursuant to the Sound Point Credit Facility will be non-recourse to us) and our annual required cash spend.

Vodafone Joint Venture

On July 7, 2025, we entered into an agreement with Vodafone to create a jointly-owned European satellite service business (“SatCo”), headquartered in Luxembourg, to exclusively distribute AST SpaceMobile’s broadband satellite services to MNOs in European markets. In addition, SatCo is expected to deploy a small network of earth stations that integrate with operators of existing 4G/5G terrestrial networks, providing backhaul links, as well as extended coverage across Europe from our anticipated satellite constellation in LEO.

Vodafone Idea Strategic Partnership

On June 18, 2025, we announced a strategic partnership with Vodafone Idea (“Vi”), India’s leading telecom service provider, to expand mobile connectivity across India’s unconnected regions. AST SpaceMobile and Vi intend to collaborate on the design, implementation, and launch of the SpaceMobile Satellite System, a space-based Cellular Broadband ecosystem that will be designed to expand Vi’s telecom services of terrestrial connectivity, providing voice, video, data streaming, and internet access. We are expected to develop, manufacture, and manage the satellite constellation, and Vi is expected to oversee terrestrial network integration, operating spectrum, and market access.

2032 2.375% Convertible Notes

On July 29, 2025, we issued $575.0 million aggregate principal amount of convertible senior notes due 2032, including the exercise in full of the option granted to the initial purchasers to purchase up to $75.0 million aggregate principal amount of notes. The 2032 2.375% Convertible Notes are our senior, unsecured obligations and bear interest at a fixed rate of 2.375% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2026. The 2032 2.375% Convertible Notes will mature on October 15, 2032, unless earlier repurchased, redeemed, or converted. The 2032 2.375% Convertible Notes are convertible at the option of the holders under certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A Common Stock or a combination of cash and shares of our Class A Common Stock, at our election. Refer to discussion under “2032 2.375% Convertible Notes” in the “Liquidity and Capital Resources” section below for further details.

July 2025 Capped Calls

On July 29, 2025, in connection with the issuance of the 2032 2.375% Convertible Notes, we entered into privately negotiated July 2025 Capped Calls with certain financial institutions at a cost of approximately $54.0 million. The July 2025 Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A Common Stock underlying the 2032 2.375% Convertible Notes. The July 2025 Capped Calls have an initial strike price of approximately $72.07 per share and an initial cap price of $120.12 per share, which are subject to certain adjustments under the terms of the July 2025 Capped Calls.

Repurchases of Existing Convertible Notes

On July 3, 2025 and July 31, 2025, we completed the repurchase of $225.0 million and $135.0 million, respectively, of the outstanding principal amount of the 2032 4.25% Convertible Notes in separate, privately negotiated repurchase transactions with a limited number of note holders and funded the repurchases with the net proceeds from a registered direct offering of 9,450,268 and 5,775,635 shares of our Class A Common Stock to the same note holders participating in the note repurchases. Refer to discussion under “2032 4.25% Convertible Notes” in the “Liquidity and Capital Resources” section below for further details.

Global S-Band Spectrum Priority Rights Acquisition

On August 5, 2025, we entered into an agreement to acquire an entity that holds certain S-Band ITU priority rights to MSS frequencies in the range of 1980-2010 MHz and 2170-2200 MHz, for use in LEO (the “Transaction”). The Transaction has a total consideration of $64.5 million, to be paid in stock or cash at our election, with (i) $26.0 million to be paid at closing, (ii) $10.0 million to be paid on the second anniversary of closing, and (iii) $10.0 million to be paid on the third anniversary of closing. Additionally, we are obligated to pay $16.65 million upon the successful launch and effective in-service of a L/S satellite to be manufactured and $1.85 million upon continuous operation of such L/S satellite for a period of at least ninety (90) days. The Transaction is expected to close in the second half of 2025, subject to completion of customary closing conditions.

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

Changes in the prices of satellite materials due to inflation, supply chain challenges, tariffs, and other macroeconomic factors may affect our capital cost estimates to build and launch the satellite constellation and adversely affect our financial condition. The extent of impact of these factors on our business will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. To date, these factors have not had a material impact to our technology development efforts or results of our operations. However, if macroeconomic conditions deteriorate or there are unforeseen developments, our results of operations and financial condition may be adversely affected.

We operate from multiple locations that include our corporate headquarters and over 200,000 square feet of AIT facilities in Texas where the final AIT is performed, engineering and development centers in the United States, India and Scotland, and engineering, development and production centers in Spain and Israel. Our operations in Israel constitute approximately 1% of our consolidated total assets and approximately 10% of our consolidated total operating expenses. To date, our operations in Israel have not been materially impacted by the geopolitical conflict in the Middle East. We currently do not expect potential interruptions to our operations in Israel to have a material impact on the Company.

Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to execute on our strategy. We believe that our future results of operations could differ materially from the historical results of operations as we initiate the limited, noncontinuous SpaceMobile Service in certain targeted geographical markets, secure additional contracts with the U.S. government or its prime contractors for non-commercial use of our BB satellites, complete the development of the Block 2 BB satellites, increase our capacity and scale to manufacture BB satellites for the planned launches, launch the Block 2 BB satellites, enter into commercial arrangements with additional MNOs, and close our proposed transaction with Ligado and related financing.

Components of Results of Operations

Revenues

To date, we have not generated any revenues from our SpaceMobile Service and do not expect to generate revenue until we launch the limited, noncontinuous SpaceMobile Service. During the three and six months ended June 30, 2025, we recognized $1.2 million and $1.9 million of revenue, respectively, from performance obligations completed under agreements with prime contractors for U.S. government contracts and from resale of gateway equipment to MNOs. We expect to continue to recognize revenue under these agreements with prime contractors for U.S. government contracts and under gateway equipment resale agreements with MNOs as and when we complete the remaining performance obligations. We currently plan to initiate a limited, noncontinuous SpaceMobile Service in the United States.

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

Research and Development Costs

Research and development (“R&D”) costs are charged to expense as incurred. R&D costs consist principally of development activities in which we typically engage third-party vendors and are largely driven by the achievement of milestones that trigger payments and costs of materials and supplies consumed in the R&D activities. R&D costs are expected to fluctuate quarter over quarter depending on achievement of milestones.

Depreciation and Amortization

Depreciation and amortization expense includes depreciation expense related to property and equipment including the Block 1 BB satellites. We began depreciating the Block 1 BB satellites as of October 29, 2024 over their expected remaining useful lives of approximately 60 months.

Loss on Remeasurement of Warrant Liabilities

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

Income Tax Expense

AST LLC is treated as a partnership for U.S. federal and state income tax purposes. Accordingly, all income, losses, and other tax attributes pass through to the members’ income tax returns, and no U.S. federal and state and local provision for income taxes has been recorded for AST LLC in the unaudited condensed consolidated financial statements. Certain foreign entities are taxed as corporations in the jurisdictions in which they operate, and accruals for such taxes are included in the unaudited condensed consolidated financial statements.

Noncontrolling Interest

Noncontrolling interest primarily represents the equity interest in AST LLC held by members other than us. We attribute a portion of net income or loss generated at AST LLC to the noncontrolling interest based on their ownership interests. As of June 30, 2025 and December 31, 2024, the noncontrolling interest in AST LLC was approximately 26.3% and 30.1%, respectively. The decrease in noncontrolling interest percentage during the six months ended June 30, 2025 was a result of the issuance of Class A Common Stock due to the conversion of the 2034 Convertible Notes, the issuance of Class A Common Stock under the 2024 Sales Agreement and the 2025 Sales Agreement, the redemption of AST LLC Common Units in exchange for Class A Common Stock, the exercise of options for Class A Common Stock and the vesting of restricted stock units.

Results of Operations

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

We report our results of operations under one operating segment. The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the three months ended June 30, 2025 and 2024 (in thousands), and the discussion that follows compares the three months ended June 30, 2025 to the three months ended June 30, 2024.

	For the Three months ended June 30,
	(unaudited)
	2025	2024	$ Change	% Change
Revenues	$1,156	$900	$256	28%

Operating expenses:
Engineering services costs	28,598	21,202	7,396	35
General and administrative costs	27,242	17,839	9,403	53
Research and development costs	6,393	4,460	1,933	43
Depreciation and amortization	11,720	20,392	(8,672)	(43)
Total operating expenses	73,953	63,893	10,060	16

Other income (expense):
Loss on remeasurement of warrant liabilities	(65,032)	(66,140)	1,108	(2)
Interest expense	(5,657)	(4,936)	(721)	15
Interest income	8,017	2,698	5,319	*
Other income (expense), net	308	252	56	22
Total other income (expense), net	(62,364)	(68,126)	5,762	(8)

Loss before income tax expense	(135,161)	(131,119)	(4,042)	3
Income tax expense	(742)	(231)	(511)	*
Net loss before allocation to noncontrolling interest	(135,903)	(131,350)	(4,553)	3

Net loss attributable to noncontrolling interest	(36,509)	(58,800)	22,291	(38)
Net loss attributable to common stockholders	$(99,394)	$(72,550)	$(26,844)	37%

* Percentage greater than or equal to 100 or not meaningful

Revenues

Revenues increased by $0.3 million, or 28%, to $1.2 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was primarily attributable to increase in revenue from completion of performance obligations under agreements with prime contractors for U.S. Government contracts.

Engineering Services Costs

Total engineering services costs increased by $7.4 million, or 35%, to $28.6 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was attributable to a $4.9 million increase in payroll and employee related costs driven by an increase in headcount and higher stock-based compensation expenses, a $1.4 million increase in consultants and professional fees, a $1.0 million increase in AIT facilities and activities and engineering development centers costs resulting from expansion of global facilities footprint, and a $0.1 million increase in other expenses.

General and Administrative Costs

Total general and administrative costs increased by $9.4 million, or 53%, to $27.2 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was attributable to a $5.4 million increase in legal costs largely driven by our Spectrum Usage Rights Transaction and related financing and our joint venture with Vodafone, a $2.3 million increase in consultants and other professional services, $1.0 million increase in payroll and employee related costs driven by an increase in headcount, and a $0.7 million increase in other expense.

Research and Development Costs

Total R&D costs increased by $1.9 million, or 43%, to $6.4 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase in R&D costs was primarily attributable to the development and design of the Block 2 BB satellites beyond FM 1 and our ASIC chip, partially offset by completion of the development of the Block 1 BB satellites.

Depreciation and Amortization

Total depreciation and amortization expense decreased by $8.7 million, or 43%, to $11.7 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The decrease was due to a lower depreciation expense recognized for the Block 1 BB satellites, which we launched in September 2024, as compared to the depreciation expense recognized in the comparative period for the BW3 test satellite which was fully depreciated as of August 30, 2024.

Loss on Remeasurement of Warrant Liabilities

The fair value adjustment for Private Placement Warrants outstanding at June 30, 2025 resulted in a loss of $65.0 million for the three months ended June 30, 2025 as compared to a loss of $66.1 million for the three months ended June 30, 2024. The decrease in loss was largely driven by changes in our share price.

Interest Expense

Interest expense increased by $0.7 million, or 15%, to $5.7 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase in interest expense was largely due to an increase in interest expense recognized on the 2032 4.25% Convertible Notes we issued on January 27, 2025, partially offset by decreases in interest expense recognized on the 2034 Convertible Notes, which we converted into shares of our Class A Common Stock on January 22, 2025, and on a senior secured credit facility which we terminated on November 13, 2024.

Interest Income

Interest income was $8.0 million for the three months ended June 30, 2025 as compared to interest income of $2.7 million for three months ended June 30, 2024. The increase was driven by a higher cash and cash equivalents balance held in interest bearing short-term money market funds.

Other Income (Expense), Net

Other income, net was $0.3 million for the three months ended June 30, 2025, as compared to other income, net of $0.3 million for three months ended June 30, 2024. The net change of less than $0.1 million was primarily due to a $2.2 million decrease in loss on disposal of fixed assets and a $0.7 million increase in foreign exchange gain, offset by a $2.6 million decrease in other non-operating income and a $0.3 million increase in other expense.

Income Tax Expense

The provision for income taxes was $(0.7) million and $(0.2) million for the three months ended June 30, 2025 and 2024, respectively. The consolidated effective tax rate for the three months ended June 30, 2025 and 2024 was (0.54)% and (0.18%), respectively. Refer to Note 11 Income Taxes in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

Net Loss attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $36.5 million for the three months ended June 30, 2025 as compared to $58.8 million for the three months ended June 30, 2024. This decrease in net loss attributable to noncontrolling interest was due to a decrease in noncontrolling interest’s ownership percentage in AST LLC, partially offset by an increase in net loss generated at AST LLC.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

We report our results of operations under one operating segment. The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024 (in thousands), and the discussion that follows compares the six months ended June 30, 2025 to the six months ended June 30, 2024.

	For the Six months ended June 30,
	(unaudited)
	2025	2024	$ Change	% Change
Revenues	$1,874	$1,400	$474	34%

Operating expenses:
Engineering services costs	55,802	40,719	15,083	37
General and administrative costs	45,626	30,126	15,500	51
Research and development costs	13,528	8,711	4,817	55
Depreciation and amortization	22,678	40,336	(17,658)	(44)
Total operating expenses	137,634	119,892	17,742	15

Other income (expense):
Loss on remeasurement of warrant liabilities	(68,238)	(47,926)	(20,312)	42
Interest expense	(10,393)	(9,332)	(1,061)	11
Interest income	16,213	4,872	11,341	*
Other (expense) income, net	(443)	250	(693)	*
Total other income (expense), net	(62,861)	(52,136)	(10,725)	21

Loss before income tax expense	(198,621)	(170,628)	(27,993)	16
Income tax expense	(910)	(526)	(384)	73
Net loss before allocation to noncontrolling interest	(199,531)	(171,154)	(28,377)	17

Net loss attributable to noncontrolling interest	(54,431)	(78,874)	24,443	(31)
Net loss attributable to common stockholders	$(145,100)	$(92,280)	$(52,820)	57%

* Percentage greater than or equal to 100 or not meaningful

Revenues

Revenues increased by $0.5 million, or 34%, to $1.9 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase in revenues was primarily attributable to increase in revenue from resale of gateway equipment to MNOs.

Engineering Services Costs

Total engineering services costs increased by $15.1 million, or 37%, to $55.8 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was attributable to a $9.8 million increase in payroll and employee related costs driven by an increase in headcount and higher stock-based compensation expenses, a $2.2 million increase in AIT facilities and activities and engineering development centers costs resulting from the expansion of our global facilities footprint, a $2.1 million increase in consultants and professional fees, and a $1.0 million increase in other expenses.

General and Administrative Costs

Total general and administrative costs increased by $15.5 million, or 51%, to $45.6 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was attributable to a $6.7 million increase in legal costs largely driven by our Spectrum Usage Rights Transaction and related financing and our joint venture with Vodafone, a $5.8 million increase in consultants and other professional services, a $2.2 million increase in payroll and employee related costs driven by an increase in headcount, and a $0.8 million increase in other expenses.

Research and Development Costs

Total R&D costs increased by $4.8 million, or 55%, to $13.5 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase in R&D costs was primarily attributable to the development and design of the Block 2 BB satellites beyond FM 1, partially offset by completion of the development of the Block 1 BB satellites.

Depreciation and Amortization

Total depreciation and amortization expense decreased by $17.7 million, or 44%, to $22.7 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The decrease was due to a lower depreciation expense recognized for the Block 1 BB satellites, which we launched in September 2024, as compared to the depreciation expense recognized in the comparative period for the BW3 test satellite, which was fully depreciated as of August 30, 2024.

Loss on Remeasurement of Warrant Liabilities

The fair value adjustment for Private Placement Warrants outstanding at June 30, 2025 resulted in a loss of $68.2 million for the six months ended June 30, 2025 as compared to a loss of $47.9 million for the six months ended June 30, 2024. The increase in loss was largely driven by changes in our share price.

Interest Expense

Interest expense increased by $1.1 million, or 11%, to $10.4 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase in interest expense was largely due to an increase in interest expense recognized on the 2032 4.25% Convertible Notes we issued on January 27, 2025, partially offset by decreases in interest expense recognized on the 2034 Convertible Notes, which we converted into shares of our Class A Common Stock on January 22, 2025, and on a senior secured credit facility, which we terminated on November 13, 2024.

Interest Income

Interest income increased by $11.3 million to $16.2 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was driven by a higher cash and cash equivalents balance held in interest bearing short-term money market funds.

Other Income (Expense), Net

Other expense, net was $0.4 million for the six months ended June 30, 2025, as compared to other income, net of $0.3 million for the six months ended June 30, 2024. The $0.7 million increase in other expense, net was primarily due to a $2.6 million decrease in other non-operating income and a $0.3 million increase in other expense, partially offset by a $2.2 million decrease in loss on disposal of fixed assets.

Income Tax Expense

The provision for income taxes was $(0.9) million and $(0.5) million for the six months ended June 30, 2025 and 2024, respectively. The consolidated effective tax rate for the six months ended June 30, 2025 and June 30, 2024 was (0.45%) and (0.31%), respectively. Refer to Note 11 Income Taxes in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $54.4 million for the six months ended June 30, 2025 as compared to $78.9 million in the six months ended June 30, 2024. This decrease in net loss attributable to noncontrolling interest was due to a decrease in noncontrolling interest’s ownership percentage in AST LLC, partially offset by an increase in net loss generated at AST LLC.

Liquidity and Capital Resources

Our current sources of liquidity are cash and cash equivalents on hand. As of June 30, 2025, we had $939.4 million of cash and cash equivalents on hand, including $15.8 million of restricted cash. In July 2025, we raised additional net proceeds of approximately $111.3 million from the sale of shares of our Class A Common Stock under the 2025 ATM Equity Program (defined below) and approximately $506.0 million from the issuance of the 2032 2.375% Convertible Notes after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us and paying the cost of the capped call hedge. We believe our existing cash and cash equivalents on hand will be sufficient to meet our anticipated cash requirements, including current working capital needs, planned operating expenses and capital expenditures for a period of the next 12 months from the date of this Quarterly Report.

The design, assembly, integration, testing and launch of satellites and related ground infrastructure is capital intensive. We continue to estimate the average capital costs, consisting of direct materials and launch costs, for a constellation of over 90 Block 2 BB satellites to be approximately $21.0 million to $23.0 million per satellite, with initial launches higher than that range and trending down over time as we optimize payloads and related launch terms and evaluate a multitude of launch opportunities. The estimated average capital cost per Block 2 BB satellite is based on securing future launch contracts with more favorable terms, diversifying our supply chain to include cost-effective and low-cost suppliers, cost reductions due to the benefits of economies of scale, continuous process improvements, and other factors. If we are unable to achieve the supply chain diversifications, cost reductions, process improvements, and secure favorable future launch contracts, the average capital cost of the Block 2 BB satellites will be higher and such variations could be material.

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

Spectrum Usage Rights Transaction and Related Financing

On January 5, 2025, AST LLC entered into a binding agreement (the “Strategic Collaboration Term Sheet”) with Ligado LLC under which we will receive long-term access to up to 45 MHz of lower mid-band spectrum in the United States and Canada for direct-to-device satellite applications. The Strategic Collaboration Term Sheet was entered into as part of the restructuring of Ligado LLC, which together with certain of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of United States Bankruptcy Code in the Bankruptcy Court.

On March 22, 2025, pursuant to the Strategic Collaboration Term Sheet, we, AST LLC, Spectrum USA I, LLC, a subsidiary of AST LLC (“SpectrumCo”) and Ligado entered into certain definitive agreements that, among other things, provided for (1) a $550.0 million contingent payment from us to Ligado, (2) our obligation to make spectrum access usage payments of at least $80.0 million annually (“L-band Annual Payment”) (with the option to pay the excess of the amount owed by Ligado to utilize the L-band spectrum in our Class A Common Stock for the first three years), and revenue share payments in exchange for the right to use the up to 40 MHz of the L-band spectrum, (3) our obligation to pay a usage fee amount due in cash (plus a 30% premium with respect to each such payment payable in our Class A Common Stock) (the “Crown Castle Annual Payment”) for the right to use the up to 5 MHz of the 1670-1675 MHz Spectrum, and (4) issuance of 4,714,226 penny warrants (“Penny Warrants”) to Ligado exercisable for shares of our Class A Common Stock at an exercise price per share equal to $0.01 per share, subject to a 12-month lock-up.

On June 23, 2025, the Bankruptcy Court approved the transactions (the “Spectrum Usage Rights Transaction”) contemplated in the Strategic Collaboration Term Sheet. The closing of the Spectrum Usage Rights Transaction is subject to receipt of satisfactory regulatory approvals required for the proposed use of the spectrum, as well as other closing conditions.

Settlement Term Sheet

On June 13, 2025, we announced a Settlement Term Sheet (the “Term Sheet”) among various parties including us, Ligado, Viasat, Inc. and Inmarsat. Pursuant to the Term Sheet, once Ligado’s Chapter 11 plan is confirmed and as long as the financial sponsors of Ligado provide a backstop commitment to Ligado that is acceptable to us, in support of a full refund of payments by Ligado in the event applicable regulatory approvals are not obtained and the closing does not occur, we have agreed that, with respect to the $550.0 million otherwise owed to Ligado in connection with the Spectrum Usage Rights Transaction, we will pay $420.0 million to Ligado for the benefit of Inmarsat on October 31, 2025, $100.0 million to Ligado for the benefit of Inmarsat on March 31, 2026 and $15.0 million to Ligado for the benefit of Inmarsat on receipt of specified regulatory approvals and the closing of the Spectrum Usage Rights Transaction. The remaining $15.0 million would be paid to Ligado at closing. We intend to seek institutional financing based on this refund obligation (supported by the backstop commitment) to facilitate these obligations prior to the non-recourse senior-secured delayed-draw loan facility (described below) becoming available, although there is no assurance that it will be able to do so. Our obligation to make the L-band Annual Payment to Ligado began on June 23, 2025, and we have also commenced paying sublease spectrum amounts under the sublease with Crown Castle MM Holding LLC.

Sound Point Credit Facility

To support the consideration that may become payable under the definitive agreements related to the Spectrum Usage Rights Transaction described above, on July 15, 2025 (the “Credit Facility Closing Date”), SpectrumCo entered into a credit agreement (the “Credit Agreement”) with Sound Point Agency LLC, as administrative agent and collateral agent, and the lenders from time to time party thereto. The Credit Agreement provides for a non-recourse senior-secured delayed-draw term loan facility (“Sound Point Credit Facility”) in an aggregate principal amount of $550.0 million (“Loan Amount”). The Sound Point Credit Facility will be available to draw until October 5, 2026 with an option to extend for an additional 180 days (“Availability Period”) subject to payment of an additional 1% fee on the Loan Amount. The Sound Point Credit Facility will be available to SpectrumCo upon the satisfaction of certain conditions, including, among others, (i) entry into security documents and other related documents, (ii) receipt of all required regulatory and FCC approvals relating to the Spectrum Usage Rights Transaction, (iii) confirmation and occurrence of certain bankruptcy-related events pertaining to Ligado and (iv) certain other customary conditions to funding.

The Sound Point Credit Facility requires us to pay a commitment fee equal to 2% of the Loan Amount. The Sound Point Credit Facility also includes a ticking fee equal to 0.15% of the Loan Amount payable on a monthly basis from the Credit Facility Closing Date to the date the Sound Point Credit Facility is drawn. If we terminate the Sound Point Credit Facility prior to the end of the Availability Period, we will be required to pay a termination fee, payable in cash or shares of our Class A Common Stock at our option, ranging from 1% to 5% of the Loan Amount depending on when we terminate the Sound Point Credit Facility. The Sound Point Credit Facility also requires us to pay an upfront fee equal to 3% of the Loan Amount that will become payable when we draw on the Sound Point Credit Facility (and will act as a reduction to proceeds received) and some other fees that will become payable starting from the Closing Date.

Loans drawn under the Sound Point Credit Facility will bear interest, at SpectrumCo’s option, at either (i) Term SOFR plus an applicable margin of 8.0% per annum or (ii) an alternate base rate plus an applicable margin of 9.0% per annum. The scheduled maturity date will depend on the funding date, ranging from 48 to 60 months after funding, and any prepayments made prior to 30 months after the funding date will be subject to a premium (which decreases over time).

SpectrumCo’s obligations under the Sound Point Credit Facility will be secured by a first-priority lien over substantially all of its assets and by a pledge by AST LLC of its equity interests in SpectrumCo. SpectrumCo’s obligations will not be guaranteed by us or any of our subsidiaries and will not be secured by any assets of us or any of our subsidiaries, except to the extent stated herein, and the affirmative and negative covenants apply only to SpectrumCo and any guarantor. Neither we nor AST LLC will be liable as a borrower or guarantor or otherwise for any payments owing in connection with the Sound Point Credit Facility, and the lenders’ recourse to the assets of AST LLC will be limited to AST LLC’s equity interests both in SpectrumCo and in the newly formed subsidiary that will purchase and collect the receivables associated with the revenues generated from use of the L-band spectrum. The Sound Point Credit Facility contains customary affirmative and negative covenants, customary events of default (subject to grace periods, where applicable), and a minimum liquidity covenant (applicable to SpectrumCo at all times following the funding date) calculated by reference to payments owed to Ligado in connection with the Spectrum Usage Rights Transaction.

No assurance can be provided that the Ligado transaction will be consummated or that the related financing will be disbursed. The Ligado transaction and the disbursement of the related financing are subject to a number of conditions, including regulatory approval. In addition, Ligado’s ongoing bankruptcy proceedings present risks that the Ligado transaction will not be consummated. Moreover, even if the Ligado transaction is consummated, the benefits of the Ligado transaction will be subject to, among other things, integration, technology and regulatory risks. The Ligado transaction may significantly increase our indebtedness (though any debt incurred pursuant to the Sound Point Credit Facility will be non-recourse to us) and our annual required cash spend.

Global S-Band Spectrum Priority Rights Acquisition

On August 5, 2025, we entered into an agreement to acquire an entity that holds certain S-Band ITU priority rights to MSS frequencies in the range of 1980-2010 MHz and 2170-2200 MHz, for use in LEO. The Transaction has a total consideration of $64.5 million, to be paid in stock or cash at our election, with (i) $26.0 million to be paid at closing, (ii) $10.0 million to be paid on the second anniversary of closing, and (iii) $10.0 million to be paid on the third anniversary of closing. Additionally, we are obligated to pay $16.65 million upon the successful launch and effective in-service of a L/S satellite to be manufactured and $1.85 million upon continuous operation of such L/S satellite for a period of at least ninety (90) days. The Transaction is expected to close during the second half of 2025, subject to completion of customary closing conditions.

Commitments

During the six months ended June 30, 2025, the contractual minimum principal and interest payments required on all of our outstanding debt and operating leases described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 changed to reflect (i) the full conversion of the 2034 Convertible Notes into shares of our Class A Common Stock and (ii) the drawing of $25.0 million from the Trinity Capital Equipment Loan as described below. As of the date of this Quarterly Report, our contractual minimum principal and interest payments further changed to reflect: (i) the conversion of $360.0 million principal of the 2032 4.25% Convertible Notes into shares of our Class A Common Stock and (ii) issuance of $575.0 million 2032 2.375% Convertible Notes as described below.

As of June 30, 2025, we had contractual commitments with third parties in the aggregate amount of approximately $384.8 million related to procurement of BB satellite components, R&D programs, operational services, and capital improvements for meeting our goal of production of 40 fully integrated BB satellites and microns for 53 BB satellites. We have various rights to adjust the quantity of satellite components on the purchase orders and/or change the delivery timelines in accordance with our ongoing business plan. We also have rights to terminate these agreements in accordance with the terms of the agreement and potentially incur a termination fee in certain cases. In addition, we have launch agreements under which payments are due at scheduled milestones over the duration of the agreement, including certain milestones where payments are contingent and not due unless launch providers meet the milestones as defined in the agreement. As of June 30, 2025, the minimum commitments related to the future launches are approximately $145.0 - $175.0 million. We have contractual rights to cancel these launches or terminate the related agreements at any time by paying a termination fee, and in certain cases without incurring a termination fee, and any excess payments made to the launch providers for these launches will be refunded to us.

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

Under the 2024 Sales Agreement, we issued 928,441 and 2,918,407 shares of our Class A Common Stock during the three and six months ended June 30, 2025, respectively, and received proceeds of approximately $19.9 million and approximately $74.8 million, respectively, net of commissions paid to the agents and transaction costs. During the three and six months ended June 30, 2025, we paid commission of approximately $0.5 million and approximately $1.9 million to the agents with respect to such sales, respectively. Having utilized virtually the entire capacity of the 2024 ATM Equity Program, we terminated the 2024 ATM Equity Program on May 13, 2025 when we entered into the 2025 ATM Equity Program (defined below). Proceeds from the sale of the Class A Common Stock under the 2024 Sales Agreement were used for general corporate purposes.

2025 Equity Distribution Agreement

On May 13, 2025, we entered into a new Equity Distribution Agreement (the “2025 Sales Agreement” or “2025 ATM Equity Program”) with B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Deutsche Bank Securities Inc., Roth Capital Partners, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and William Blair & Company, L.L.C. (collectively, the “agents”) to sell shares of the Class A Common Stock having an aggregate sale price of up to $500.0 million through an “at the market offering” program under which the agents acted as sales agents. The agents were entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold.

Under the 2025 Sales Agreement, we issued 11,129,048 shares of our Class A Common Stock during the three months ended June 30, 2025, and received proceeds of approximately $377.4 million, net of commissions paid to the agents and transaction costs. During the three months ended June 30, 2025, we paid commission of approximately $8.7 million to the agents with respect to such sales. In July 2025, we issued 2,476,311 shares of our Class A Common Stock and raised proceeds of approximately $111.3 million, net of commissions of approximately $2.6 million paid to the agents. Having utilized virtually the entire capacity of the 2025 ATM Equity Program, we terminated the 2025 ATM Equity Program on July 23, 2025. Proceeds from the sale of the Class A Common Stock under the 2025 Sales Agreement were and will continue to be used for general corporate purposes.

Prosperity Term Loan

In December 2021, concurrent with the purchase of real property and certain equipment in Midland, Texas, AST & Science Texas, LLC (“AST Texas”) entered into a credit agreement with Lone Star State Bank of West Texas (“Lone Star”), succeeded by Prosperity Bank by merger to Lone Star, providing for a $5.0 million term loan secured by certain property (the “Term Loan Credit Agreement”). Borrowings under the term loan bear interest at a fixed rate equal to 4.20% per annum until December 7, 2026, and from December 8, 2026 until December 8, 2028 at a fixed rate per annum equal to 4.20% plus adjustment if the index rate (as defined in the Term Loan Credit Agreement) is greater than 4.20%, subject to a maximum interest rate of 4.90% per annum.

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

Prosperity Capital Equipment Loan

On August 14, 2023, we entered into a loan agreement with Lone Star, succeeded by Prosperity Bank by merger to Lone Star, as lender, providing for $15.0 million principal term loan commitment secured by certain real property fixtures and equipment in one of our Texas facilities (the “Lone Star Loan Agreement”). We drew the entire $15.0 million on September 19, 2023. The Lone Star Loan Agreement includes certain customary affirmative and negative covenants. As part of entering into the Trinity Capital Equipment Loan (described below), we and Prosperity Bank amended the Lone Star Loan Agreement whereby Prosperity Bank released the lien on certain real property fixtures and equipment and we pledged a $15.0 million deposit in the Lone Star Bank Money Market Fund as a security for the loan.

Borrowings accrue interest at the Prime Rate plus 0.75%, subject to a ceiling rate. Interest payments are due and payable on a monthly basis. Interest payments began in September 2023 and principal payments began in April 2025. Principal repayments are due in 48 equal monthly installments until January 2029, the maturity date of the loan.

Trinity Capital Equipment Loan

On June 27, 2025, we entered into a Master Equipment Financing Agreement (the “MEFA”) with Trinity Capital, Inc., as agent (the “Agent”) and lender, and the other lenders party (the “Lenders”) thereto, providing for a conditional commitment to provide financing in the total amount of up to $100.0 million. On June 27, 2025 and June 30, 2025, we, the Agent and the Lenders executed Equipment Financing Schedule No. 1 (“Schedule No. 1”) and No.2 (“Schedule No. 2,” and together with Schedule No. 1 and the MEFA, the “Agreements”) to the MEFA in the amount of $21.5 million (the “Draw 1 Total Cost”) and $3.5 million (the “Draw 2 Total Cost”), respectively. The remaining amount of up to $75.0 million may be funded in one or more draws on or before June 30, 2027 (the “Termination Date”), subject to the satisfaction of various conditions.

For the five-year term of the initial draws which began on July 1, 2025, we will make monthly payments of $478,719 and $77,931, respectively, and an end of term payment in the amount of 9% of the Draw 1 Total Cost and the Draw 2 Total Cost. Additionally, if the aggregate amount of draws funded through the Termination Date is less than $50.0 million, then we will pay the Agent for the benefit of the Lenders a non-utilization fee equal to 2.50% of the difference between $50.0 million and the aggregate amount of draws funded through the Termination Date. If the amounts under Schedule No. 1 or Schedule No. 2 are voluntarily prepaid, we will pay a prepayment fee equal to 3% to 5% of the Draw 1 Total Cost or the Draw 2 Total Cost, as applicable, depending on the timing of the prepayment.

Our obligations under the Agreements are secured by certain of our tangible assets. The MEFA contains customary affirmative and negative covenants. The MEFA also contains certain customary events of default that, if they occur, will be deemed to occur under all schedules.

Convertible Security Investment Agreement

Pursuant to the Convertible Security Investment Agreement which we entered into with certain investors, we issued subordinated convertible notes (“2034 Convertible Notes”) for an aggregate principal amount of $110.0 million on January 16, 2024 to AT&T, Google, and Vodafone, and for an aggregate principal amount of $35.0 million on May 23, 2024 to Verizon. The 2034 Convertible Notes bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 30 and December 30 of each year, beginning on June 30, 2024. We have the option to pay interest on the 2034 Convertible Notes in cash or in kind. We elected to pay interest on the 2034 Convertible Notes in kind on June 30, 2024, resulting in the principal amount of the 2034 Convertible Notes being increased by approximately $3.0 million. Interest will accrue on such increased principal amount in subsequent interest periods. We elected to pay interest on the 2034 Convertible Notes in cash on December 30, 2024. The net proceeds of the 2034 Convertible Notes were used for general corporate purposes.

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

2032 4.25% Convertible Notes

On January 27, 2025, we issued $460.0 million aggregate principal amount of convertible senior notes due 2032 (the “2032 4.25% Convertible Notes”), including the exercise in full of the option granted to the initial purchasers to purchase up to $60.0 million aggregate principal amount of notes. The net proceeds of the 2032 4.25% Convertible Notes were $446.3 million after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used approximately $44.5 million of the net proceeds to pay the cost of the privately negotiated capped call transactions (the “January 2025 Capped Calls”). The remaining net proceeds were and are expected to continue to be used for working capital or other general corporate purposes.

On July 3, 2025 and July 31, 2025, we completed the repurchase of $225.0 million and $135.0 million, respectively, of the outstanding principal amount of the 2032 4.25% Convertible Notes in separate, privately negotiated repurchase transactions with a limited number of note holders for an aggregate repurchase price of approximately $502.9 million and $346.9 million, respectively, which included accrued and unpaid interest. The repurchase was funded with the net proceeds from a registered direct offering of 9,450,268 and 5,775,635 shares of our Class A Common Stock to the same note holders participating in the note repurchase.

The 2032 4.25% Convertible Notes are our senior, unsecured obligations and bear interest at a fixed rate of 4.25% per year, payable semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2025. The 2032 4.25% Convertible Notes will mature on March 1, 2032, unless earlier repurchased, redeemed, or converted. The 2032 4.25% Convertible Notes are convertible at the option of the holders under certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A Common Stock or a combination of cash and shares of our Class A Common Stock, at our election.

2032 2.375% Convertible Notes

On July 29, 2025, we issued $575.0 million aggregate principal amount of convertible senior notes due 2032 (the “2032 2.375% Convertible Notes”), including the exercise in full of the option granted to the initial purchasers to purchase up to $75.0 million aggregate principal amount of notes. The 2032 2.375% Convertible Notes are our senior, unsecured obligations and bear interest at a fixed rate of 2.375% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2026. The 2032 2.375% Convertible Notes will mature on October 15, 2032, unless earlier repurchased, redeemed, or converted. The 2032 2.375% Convertible Notes are convertible at the option of the holders under certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A Common Stock or a combination of cash and shares of our Class A Common Stock, at our election. The net proceeds of the 2032 2.375% Convertible Notes were $560.0 million after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used approximately $54.0 million of the net proceeds to pay the cost of the privately negotiated capped call transactions (the “July 2025 Capped Calls”). The remaining net proceeds are expected to be used for working capital or other general corporate purposes.

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

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months ended June 30,
	(unaudited)
	2025	2024
Cash, cash equivalents and restricted cash	$939,400	$287,567
Cash used in operating activities	(72,024)	(64,274)
Cash used in investing activities	(430,622)	(61,770)
Cash provided by financing activities	875,627	325,743

Operating activities

Cash used in operating activities was $72.0 million for the six months ended June 30, 2025 as compared to cash used in operating activities of $64.3 million for the six months ended June 30, 2024. The $7.7 million increase in cash used in operating activities was attributable to an increase of $27.0 million in expenses to support operations, partially offset by a decrease of approximately $19.3 million in working capital during the six months ended June 30, 2025.

Investing activities

Cash used in investing activities was $430.6 million for the six months ended June 30, 2025, as compared to cash used in investing activities of $61.8 million for the six months ended June 30, 2024. The $368.8 million increase in cash used in investing activities was attributable to an increase in purchases of property and equipment, including procurement of BB satellite materials, advance launch and BB satellite materials payments, and other capital advances.

Financing activities

Cash provided by financing activities was $875.6 million and $325.7 million during the six months ended June 30, 2025 and June 30, 2024, respectively. The $549.9 million increase in cash provided by financing activities was attributable to a $327.1 million increase in net proceeds raised from issuance of debt, a $265.8 million increase in net proceeds raised from issuance of equity, and a $2.3 million increase in net proceeds from exercises and settlement of equity awards under our stock-based compensation plans, partially offset by a $44.5 million payment to purchase the January 2025 Capped Calls in connection with issuance of the 2032 4.25% Convertible Notes and a $0.8 million increase in principal payments of debt.

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
•
Applicable regulatory approval and closing of our proposed transaction with Ligado and related financing; and
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

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our unaudited condensed consolidated financial statements. For a discussion of our critical accounting policies, see “Critical Accounting Policies” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2024.

Off-Balance Sheet Arrangements

On June 13, 2025, we announced the Term Sheet among various parties including us, Ligado, Viasat, Inc. and Inmarsat. Pursuant to the Term Sheet, as long as the financial sponsors of Ligado provide a backstop commitment to Ligado that is acceptable us, in support of a full refund of payments by Ligado in the event applicable regulatory approvals are not obtained and the closing does not occur, we have agreed that, with respect to the $550.0 million otherwise owed to Ligado in connection with the Spectrum Usage Rights Transaction, we will pay $420.0 million to Ligado for the benefit of Inmarsat on October 31, 2025, $100.0 million to Ligado for the benefit of Inmarsat on March 31, 2026 and $15.0 million to Ligado for the benefit of Inmarsat on receipt of specified regulatory approvals and the closing of the Spectrum Usage Rights Transaction. The remaining $15.0 million would be payable to Ligado at the closing. We intend to seek institutional financing based on this refund obligation (supported by the backstop commitment) to facilitate these obligations prior to the non-recourse senior-secured delayed-draw loan facility becoming available, although there is no assurance that we will be able to do so. As of the date of this Quarterly Report, the Term Sheet constitutes an off-balance sheet commitment, as the related payment obligations are subject to financing contingencies and, therefore, are not recognized in our unaudited condensed consolidated financial statements.

On June 23, 2025, the Bankruptcy Court approved the Spectrum Usage Rights Transaction contemplated in the Strategic Collaboration Term Sheet. The closing of the Spectrum Usage Rights Transaction is still subject to receipt of satisfactory regulatory approvals required for the proposed use of the spectrum, as well as other closing conditions. AST LLC’s obligation to make the Crown Castle Annual Payment and SpectrumCo’s obligation to make the L-band Annual Payment each began on June 23, 2025. Refer to discussion under “Spectrum

Usage Rights Transaction and Related Financing” in the “Liquidity and Capital Resources” section and Note 13 Spectrum Usage Rights Transaction and Related Financing for further details.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Our exposure to market risk has not changed materially from what we previously disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024 other than additional interest rate risk exposure from issuing the 2032 4.25% Convertible Notes and the Trinity Capital Equipment Loan as described below:

On January 27, 2025, we issued the 2032 4.25% Convertible Notes with an aggregate principal amount of $460.0 million, the full amount of which was outstanding as of June 30, 2025. We carry the 2032 4.25% Convertible Notes at face value less the unamortized debt issuance costs on our unaudited condensed consolidated balance sheets. The 2032 4.25% Convertible Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2032 4.25% Convertible Notes. The fair value of the 2032 4.25% Convertible Notes changes when the market price of our stock fluctuates or market interest rates change.

In June 2025, we have drawn a total of $25.0 million under an equipment financing facility with Trinity Capital, Inc., the full amount of which was outstanding as of June 30, 2025. We carry the term loan at face value less the unamortized debt issuance costs on our consolidated balance sheets. The term loan has a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the term loan. The fair value of the term loan changes when the market interest rates change.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of June 30, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

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

Item 1A. Risk Factors.

As of June 30, 2025, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A. Risk Factors included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

In the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

3.1

Second Amended and Restated Certificate of Incorporation of AST SpaceMobile, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).

3.2

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of AST SpaceMobile, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2025).

10.1

Settlement Term Sheet, dated as of June 13, 2025, among AST SpaceMobile Inc., Ligado Networks LLC, Viasat, Inc. and Inmarsat Global Limited (incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2025).

10.2

Master Equipment Financing Agreement, dated as of June 27, 2025, among AST & Science, LLC, AST & Science Texas LLC, AST SpaceMobile Manufacturing, LLC, Trinity Capital, Inc., as administrative agent, collateral agent and lender, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2025).

10.3*	Amendment To Strategic Collaboration and Spectrum Usage Agreement
10.4†*	AST SpaceMobile, Inc. 2024 Incentive Award Plan – Form of Restricted Stock Award Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Management contract or compensatory plan or arrangement

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AST SPACEMOBILE, INC.

Date: August 11, 2025	By:	/s/ Abel Avellan
	Name:	Abel Avellan
	Title:	Chairman and Chief Executive Officer
Principal Executive Officer

Date: August 11, 2025	By:	/s/ Andrew M. Johnson
	Name:	Andrew M. Johnson
	Title:	Chief Financial Officer and Chief Legal Officer
Principal Financial Officer