Form 10-Q/A
period 2025-06-30
AST SpaceMobile, Inc.
filed 2025-09-12
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

AST SpaceMobile, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2025 (the “Original Filing”). This Amendment is being filed to revise Part II “Item 5. Other Information” by adding a Rule 10b5-1 trading arrangement entered into by Dr. Huiwen Yao, the Company’s Chief Technology Officer, during the quarter ended June 30, 2025, which was inadvertently omitted from the disclosure included in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Part II “Item 6. Exhibits” hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

i

PART II – OTHER INFORMATION

Item 5. Other Information.

Director and Executive Officer Trading Plans

In the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K, except as follows:

On June 12, 2025, Dr. Huiwen Yao, the Company’s Executive Vice President, Chief Technology Officer, entered into a Rule 10b5-1 sales plan (the “Yao 10b5-1 Sales Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act for the sale of up to 160,000 shares of the Company’s Class A Common Stock. The Yao 10b5-1 Sales Plan will remain in effect until the earlier of (1) September 16, 2026, (2) the date on which all trades set forth in the Yao 10b5-1 Sales Plan have been executed, or (3) such time as the Yao 10b5-1 Sales Plan is otherwise terminated according to its terms.

ii

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Amendment.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL (“iXBRL”) for the information under Part II, Item 5, “Other Information” of this Amendment No. 1 on Form 10-Q/A
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

iii

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AST SPACEMOBILE, INC.

Date: September 12, 2025	By:	/s/ Abel Avellan
	Name:	Abel Avellan
	Title:	Chairman and Chief Executive Officer
Principal Executive Officer

Date: September 12, 2025	By:	/s/ Andrew M. Johnson
	Name:	Andrew M. Johnson
	Title:	Chief Financial Officer and Chief Legal Officer
Principal Financial Officer