Form 10-Q
period 2025-09-30
AST SpaceMobile, Inc.
filed 2025-11-10
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025 there were 277,628,960 shares of Class A common stock, $0.0001 par value, 11,227,292 shares of Class B common stock, $0.0001 par value, and 78,163,078 shares of Class C common stock, $0.0001 par value, issued and outstanding.

AST SPACEMOBILE, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	As of
	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$1,204,282	$564,988
Restricted cash	15,841	2,546
Accounts receivable, net	11,491	1,400
Inventory	10,885	1,062
Prepaid expenses	9,267	7,887
Other current assets	25,237	22,363
Total current assets	1,277,003	600,246

Non-current assets:
Property and equipment, net	1,007,844	337,669
Intangible assets, net	213,766	-
Operating lease right-of-use assets, net	15,482	14,014
Other non-current assets	36,807	2,632
TOTAL ASSETS	$2,550,902	$954,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$50,707	$17,004
Accrued expenses and other current liabilities	48,717	12,195
Current contract liabilities	23,067	41,968
Current operating lease liabilities	2,137	1,856
Current portion of long-term debt	8,947	2,919
Total current liabilities	133,575	75,942

Non-current liabilities:
Warrant liabilities	4,616	41,248
Non-current operating lease liabilities	13,771	12,652
Non-current contract liabilities	43,497	-
Long-term debt, net	697,628	155,573
Other non-current liabilities	31,797	-
Total liabilities	924,884	285,415

Commitments and contingencies (Note 8)

Stockholders' Equity:
Class A Common Stock, $.0001 par value; 800,000,000 shares authorized; 271,981,894 and 208,173,198 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	26	20
Class B Common Stock, $.0001 par value; 200,000,000 shares authorized; 11,227,292 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	4	4
Class C Common Stock, $.0001 par value; 125,000,000 shares authorized; 78,163,078 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	8	8
Additional paid-in capital	1,996,974	969,004
Accumulated other comprehensive income (loss)	1,174	(176)
Accumulated deficit	(757,719)	(489,745)
Noncontrolling interest	385,551	190,031
Total stockholders' equity	1,626,018	669,146

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,550,902	$954,561

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$14,739	$1,100	$16,613	$2,500

Operating expenses:
Cost of revenues (exclusive of items shown below)	5,511	-	5,803	-
Engineering services costs	40,836	21,828	96,346	62,546
General and administrative costs	29,822	15,551	75,448	45,677
Research and development costs	5,530	14,724	19,058	23,435
Depreciation and amortization	12,716	14,543	35,394	54,880
Total operating expenses	94,415	66,646	232,049	186,538

Other (expense) income:
Gain (loss) on remeasurement of warrant liabilities	2,938	(236,912)	(65,300)	(284,839)
Interest expense	(7,545)	(5,400)	(17,938)	(14,732)
Interest income	12,239	4,014	28,452	8,886
Other (expense) income, net	(91,409)	1,410	(91,852)	1,661
Total other (expense) income, net	(83,777)	(236,888)	(146,638)	(289,024)

Loss before income tax expense	(163,453)	(302,434)	(362,074)	(473,062)
Income tax expense	(374)	(646)	(1,284)	(1,172)
Net loss before allocation to noncontrolling interest	(163,827)	(303,080)	(363,358)	(474,234)

Net loss attributable to noncontrolling interest	(40,953)	(131,134)	(95,384)	(210,008)
Net loss attributable to common stockholders	$(122,874)	$(171,946)	$(267,974)	$(264,226)
Net loss per share attributable to holders of Class A Common Stock
Basic and diluted	$(0.45)	$(1.10)	$(1.09)	$(1.89)
Weighted-average number of shares
Basic and diluted	272,831,168	155,644,888	246,490,060	139,485,036

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(Dollars in thousands)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss before allocation to noncontrolling interest	$(163,827)	$(303,080)	$(363,358)	$(474,234)
Other comprehensive income (loss)
Foreign currency translation adjustments	105	529	1,883	190
Total other comprehensive income (loss)	105	529	1,883	190
Total comprehensive loss before allocation to noncontrolling interest	(163,722)	(302,551)	(361,475)	(474,044)
Comprehensive loss attributable to noncontrolling interest	(40,914)	(130,906)	(94,851)	(209,944)
Comprehensive loss attributable to common stockholders	$(122,808)	$(171,645)	$(266,624)	$(264,100)

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance, June 30, 2025	250,511,819	$24	11,227,292	$4	78,163,078	$8	$1,501,070	$1,108	$(634,845)	$290,381	$1,157,750
Stock-based compensation	-	-	-	-	-	-	13,920	-	-	67	13,987
Issuance of common stock, net of issuance costs	2,476,311	-	-	-	-	-	86,401	-	-	26,129	112,530
Issuance of equity under employee stock plan	78,883	-	-	-	-	-	145	-	-	706	851
Issuance of equity to acquire spectrum priority rights	581,395	-	-	-	-	-	20,183	-	-	5,817	26,000
Vesting of restricted stock units	486,351	-	-	-	-	-	(7,290)	-	-	(3,142)	(10,432)
Capped call	-	-	-	-	-	-	(40,348)	-	-	(13,702)	(54,050)
2032 4.25% Convertible Notes settlement	15,225,903	2	-	-	-	-	343,034	-	-	98,138	441,174
Warrant exercise	2,294,380	-	-	-	-	-	78,875	-	-	23,055	101,930
Redemption of AST LLC Common Units for Class A Common Stock	326,852	-	-	-	-	-	984	-	-	(984)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	66	-	39	105
Net loss	-	-	-	-	-	-	-	-	(122,874)	(40,953)	(163,827)
Balance, September 30, 2025	271,981,894	$26	11,227,292	$4	78,163,078	$8	$1,996,974	$1,174	$(757,719)	$385,551	$1,626,018

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance, December 31, 2024	208,173,198	$20	11,227,292	$4	78,163,078	$8	$969,004	$(176)	$(489,745)	$190,031	$669,146
Stock-based compensation	-	-	-	-	-	-	32,065	-	-	273	32,338
Issuance of common stock, net of issuance costs	16,523,766	1	-	-	-	-	426,409	-	-	138,933	565,343
Issuance of equity under employee stock plan	847,354	-	-	-	-	-	4,259	-	-	3,784	8,043
Issuance of equity to acquire spectrum priority rights	581,395	-	-	-	-	-	20,183	-	-	5,817	26,000
Vesting of restricted stock units	1,174,938	-	-	-	-	-	(12,880)	-	-	(5,799)	(18,679)
Issuance of penny warrants	-	-	-	-	-	-	89,196	-	-	31,960	121,156
Capped call	-	-	-	-	-	-	(72,036)	-	-	(26,542)	(98,578)
2034 Convertible Notes settlement	25,818,541	3	-	-	-	-	115,601	-	-	24,016	139,620
2032 4.25% Convertible Notes settlement	15,225,903	2	-	-	-	-	343,034	-	-	98,138	441,174
Warrant exercise	2,294,380	-	-	-	-	-	78,875	-	-	23,055	101,930
Redemption of AST LLC Common Units for Class A Common Stock	1,342,419	-	-	-	-	-	3,264	-	-	(3,264)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	1,350	-	533	1,883
Net loss	-	-	-	-	-	-	-	-	(267,974)	(95,384)	(363,358)
Balance, September 30, 2025	271,981,894	$26	11,227,292	$4	78,163,078	$8	$1,996,974	$1,174	$(757,719)	$385,551	$1,626,018

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance, June 30, 2024	148,751,110	$15	39,747,447	$4	78,163,078	$8	$427,096	$52	$(281,942)	$96,637	$241,870
Stock-based compensation	-	-	-	-	-	-	6,683	-	-	127	6,810
Issuance of common stock, net of issuance costs	6,463,549	1	-	-	-	-	86,101	-	-	58,774	144,876
Issuance of equity under employee stock plan	356,497	-	-	-	-	-	1,813	-	-	1,140	2,953
Vesting of restricted stock units	372,824	-	-	-	-	-	(1,948)	-	-	(137)	(2,085)
Warrant exercises	13,971,450	1	-	-	-	-	242,570	-	-	168,357	410,928
Redemption of AST LLC Common Units for Class A Common Stock	123,875	-	-	-	-	-	111	-	-	(111)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	301	-	228	529
Net loss	-	-	-	-	-	-	-	-	(171,946)	(131,134)	(303,080)
Balance, September 30, 2024	170,039,305	$17	39,747,447	$4	78,163,078	$8	$762,426	$353	$(453,888)	$193,881	$502,801

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance, December 31, 2023	90,161,309	$9	50,041,757	$5	78,163,078	$8	$288,404	$227	$(189,662)	$114,568	$213,559
Stock-based compensation	-	-	-	-	-	-	15,396	-	-	5,221	20,617
Issuance of common stock, net of issuance costs	53,285,479	6	-	-	-	-	205,049	-	-	126,953	332,008
Issuance of equity under employee stock plan	362,541	-	-	-	-	-	1,908	-	-	1,150	3,058
Vesting of restricted stock units	1,194,327	-	-	-	-	-	(2,641)	-	-	(684)	(3,325)
Warrant exercises	13,971,450	1					242,570			168,357	410,928
Redemption of AST LLC Common Units for Class A Common Stock	11,064,199	1	(10,294,310)	(1)	-	-	11,740	-	-	(11,740)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	126	-	64	190
Net loss	-	-	-	-	-	-	-	-	(264,226)	(210,008)	(474,234)
Balance, September 30, 2024	170,039,305	$17	39,747,447	$4	78,163,078	$8	$762,426	$353	$(453,888)	$193,881	$502,801

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	For The Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss before allocation to noncontrolling interest	$(363,358)	$(474,234)
Adjustments to reconcile net loss before noncontrolling interest to cash used in operating activities:
Depreciation and amortization	35,394	54,880
Amortization of debt issuance costs	1,206	3,047
Amortization of debt commitment fee	1,833	-
Loss on disposal of property and equipment	1,045	2,221
Induced conversion expense on convertible notes	84,317	-
Loss on remeasurement of warrant liabilities	65,300	284,839
Stock-based compensation	32,338	20,617
Non-cash interest expense	845	2,959
Changes in operating assets and liabilities:
Accounts receivable	(10,091)	-
Prepaid expenses and other current assets	(5,148)	(7,079)
Inventory	(9,823)	(861)
Accounts payable and accrued expenses	17,728	(7,998)
Operating lease right-of-use assets and operating lease liabilities	(83)	357
Contract liabilities	24,597	22,468
Other assets and liabilities	(12,586)	1,081
Net cash used in operating activities	(136,486)	(97,703)

Cash flows from investing activities:
Purchase of property and equipment	(669,045)	(92,095)
Purchase of spectrum intangibles	(27,961)	-
Net cash used in investing activities	(697,006)	(92,095)

Cash flows from financing activities:
Proceeds from debt	1,043,779	145,000
Repayments of debt	(2,940)	(187)
Payment for debt issuance costs	(5,907)	(9,435)
Proceeds from issuance of common stock	576,617	338,911
Payments for third party equity issuance costs	(11,304)	(6,903)
Proceeds from warrants exercises	-	153,307
Issuance of equity under employee stock plan	8,043	3,058
Employee taxes paid for stock-based compensation awards	(18,679)	(3,325)
Purchase of capped call transactions	(98,578)	-
Payments for debt commitment fee	(11,000)	-
Proceeds from share issuances to repurchase 2032 4.25% convertible notes	849,827	-
Payments for repurchase of 2032 4.25% convertible notes	(842,805)	-
Net cash provided by financing activities	1,487,053	620,426

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(972)	161

Net increase in cash, cash equivalents and restricted cash	652,589	430,789
Cash, cash equivalents and restricted cash, beginning of period	567,534	88,097
Cash, cash equivalents and restricted cash, end of period	$1,220,123	$518,886

Supplemental disclosure of cash flow information:
Non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$3,204	$-
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$43,726	$5,086
PIK interest paid through issuance of PIK notes	497	2,959
Deferred asset acquisition costs paid by issuance of penny warrants	121,156	-
Spectrum intangibles acquisition costs accrued or paid by issuance of shares	64,649	-
2034 Convertible Notes settled by issuance of Class A Common Stock	139,620	-
Settlement of warrant liabilities by issuing shares	101,930	257,337
Cash paid for:
Interest	$4,215	$6,694
Income taxes, net	1,662	1,135

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

1.
Organization and Nature of Operations

AST SpaceMobile, Inc., collectively with its subsidiaries (“SpaceMobile” or the “Company”), is currently designing, developing and manufacturing the constellation of BlueBird (“BB”) satellites and has begun launching its planned space-based Cellular Broadband network distributed through a constellation of low Earth orbit (“LEO”) satellites. Once deployed and operational, the BB satellites are designed to provide connectivity directly to off-the-shelf and unmodified devices at broadband speeds (the “SpaceMobile Service”), and be accessible for other applications for government use. At that point, the Company intends to offer the SpaceMobile Service to cellular subscribers and others through wholesale commercial agreements with cellular service providers. The Company also intends to leverage its patented technology, including large phased array and high power capability of its BB satellites, for a variety of applications in the government sector. The Company is headquartered in Texas where it operates more than 200,000 square feet of satellite assembly, integrating and testing (“AIT”) facilities. The Company’s intellectual property (“IP”) portfolio is diverse, containing numerous and various innovations of the direct-to-cell satellite ecosystem from space to Earth. The Company’s IP portfolio consists of 36 patent families worldwide. As of September 30, 2025, the Company has approximately 3,800 patent and patent pending claims worldwide, of which approximately 1,800 have been officially granted or allowed.

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

The Company launched five first generation commercial BB satellites (“Block 1 BB satellites”) on September 12, 2024. The Block 1 BB satellites are of similar size and weight to the BW3 test satellite and have ten times higher throughput than the BW3 test satellite. In October 2024, the Company completed the deployment of the communication phased array antennas and Q/V antennas in orbit and performed a series of monitoring tests and activities to confirm the successful initial operations of the Block 1 BB satellites. In January 2025, the Company successfully made the first video call from space with Vodafone using standard unmodified 4G/5G smartphones. In February 2025, the Company completed the voice and video calls tests on standard unmodified smartphones with AT&T and Verizon in the U.S. and also completed the tests for non-communication applications for the United States government. All five Block 1 BB satellites have participated in the tests at various stages. In April 2025, together with Rakuten Mobile, Inc., the Company successfully conducted a two-way broadband video call in front of a live audience using unmodified smartphones on the SpaceMobile network enabled by a Block 1 BB satellite in orbit today. On July 21, 2025, the Company and AT&T made the first-ever Voice over LTE (“VoLTE”) call and short message service over satellite using AT&T’s spectrum and core network with a standard unmodified cell phone. On October 2, 2025, together with Bell Canada, the Company achieved Canada’s first-ever space-based 4G VoLTE voice call, broadband data connection, and video streaming using everyday smartphones. The Company has deployed and released many fixed cells over the continental U.S. to our MNO and Original Equipment Manufacturer partners as the reference cells for routing testing. The Company expects to continue testing for SpaceMobile Service automation including beta testing prior to rollout of initial noncontinuous SpaceMobile Service in select markets including the United States, Europe, and Japan.

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

Revenue Recognition

Revenue generated from sales of goods and services is recognized when a customer obtains control of promised goods or services in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The Company recognizes revenue for services provided over time as customers simultaneously receive and consume the benefits provided by the Company’s performance. For performance obligations that do not meet the criteria for over time recognition, the Company recognizes revenue at the point in time of transfer of control of the performance obligation to the customer. The Company defers revenue and recognizes contract liabilities in the event the performance obligations are not satisfied for which compensation has been received.

To date, the Company has not generated any revenues from its SpaceMobile Service. During the three and nine months ended September 30, 2025, the Company recognized $7.0 million and $8.5 million, respectively, of revenue primarily from performance obligations completed under agreements with prime contractors for U.S. government contracts and $7.7 million and $8.1 million, respectively, from the resale of gateway equipment, software and related services to mobile network operators. During the three and nine months ended September 30, 2024, the Company recognized $1.1 million and $2.5 million of revenue, respectively, from performance obligations completed under an agreement with a prime contractor for a U.S. government contract.

As of September 30, 2025 and December 31, 2024, $66.6 million and $42.0 million, respectively, of contract liabilities were recorded for advance payments received but associated performance obligations not yet satisfied related to the Company’s SpaceMobile Service and resale of gateway equipment and associated services to customers.

Intangible Assets

The Company’s intangible assets consist of the spectrum usage rights of up to 45 MHz of lower mid-band satellite spectrum in the United States and Canada for direct-to-device satellite applications and certain S-Band International Telecommunication Union (“ITU”) priority rights to Mobile Satellite Services frequencies in the range of 1980-2010 MHz and 2170-2200 MHz, for use in LEO. The Company capitalizes spectrum payments, regulatory filing and other direct costs incurred to ready the spectrum usage rights for their intended use as an intangible asset. The Company will commence amortization of the spectrum usage rights once applicable regulatory approvals are received and the asset is considered ready for its intended use. The Company determines that the S-Band ITU priority rights is an indefinite-lived intangible asset as there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of its priority rights. The Company will re-evaluate the useful life determination each year to determine whether events and circumstances continue to support an indefinite useful life. The Company tests its definite and indefinite-lived intangible assets for potential impairment annually or more frequently if impairment indicators are present. The Company has the option to first perform a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. However, the Company may elect to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test. See Note 13 Spectrum Usage Rights Transaction and Related Financing and Note 14 Global S-Band Spectrum Priority Rights Acquisition for more details.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are reported net of an allowance for credit losses that are not expected to be recovered. The Company recognizes the allowance for credit losses at inception of sales and reassesses quarterly based on management’s expectation of the asset’s collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions, as well as management’s expectations of conditions in the future, as applicable. For the three and nine months ended September 30, 2025, the Company’s customers had high credit ratings and the allowance for credit losses was immaterial.

Inventory

Inventory consists of gateway equipment held for resale, which is carried at the lower of cost (determined principally on average cost basis) or net realizable value.

Recently Adopted and Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-04, Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. The Company early adopted the new standard, effective January 1, 2025, on a prospective basis, and the accounting requirements of this ASU have been reflected in the Company’s accounting for the repurchase of a portion of the 2032 4.25% Convertible Notes in the consolidated financial statements.

Future Adoption of Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The ASU is effective for the Company for annual periods beginning after December 15, 2024. The Company is currently evaluating the potential impacts of adopting this ASU on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard can be applied either prospectively or retrospectively. The Company is currently evaluating the potential impacts of adopting this ASU on its presentation of its consolidated financial statements.

In July 2025, FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-06”), which amends ASC 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost to introduce a practical expedient that permits entities to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and/or current contract assets arising from transactions accounted for under ASC 606. The standard is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the potential impacts of adopting this ASU on its consolidated financial statements.

In September 2025, FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 modernizes the accounting for internal-use software costs by eliminating the prescriptive "project stage" model and introducing a principles-based framework that is intended to better reflect current software development practices. The amendment is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the potential impacts of adopting this ASU on its consolidated financial statements.

All other new accounting pronouncements issued, but not yet effective or adopted, have been deemed to be not relevant to the Company and, accordingly, are not expected to have a material impact once adopted.

3.
Fair Value Measurement

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	As of September 30, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,179,389	$-	$-
Total assets measured at fair value	$1,179,389	$-	$-

Liabilities:
Private placement warrant liability	-	-	4,616
Total liabilities measured at fair value	$-	$-	$4,616

	As of December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$510,424	$-	$-
Total assets measured at fair value	$510,424	$-	$-

Liabilities:
Private placement warrant liability	-	-	41,248
Total liabilities measured at fair value	$-	$-	$41,248

As of September 30, 2025 and December 31, 2024, the Company had $1,220.1 million and $567.5 million of cash and cash equivalents and restricted cash, respectively, of which $1,179.4 million and $510.4 million, respectively, is classified as cash equivalents, which consists principally of short-term money market funds with original maturities of 90 days or less. As of September 30, 2025, restricted cash of $15.8 million consists of a $15.0 million deposit in a bank account pledged as a collateral for the capital equipment loan the Company has with Prosperity Bank as successor by merger to Lone Star (defined below) and $0.8 million deposits against the bank guaranty issued to the landlords for lease of properties. As of December 31, 2024, restricted cash of $2.5 million consisted of a deposit into an interest reserve escrow account for a terminated senior secured credit facility and deposits against the bank guaranty issued to the landlords for lease of properties. For certain instruments, including cash, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

As of September 30, 2025 and December 31, 2024, warrant liabilities were comprised of private placement warrants (“Private Placement Warrants”), which have been classified as Level 3 due to the use of historical volatility of the Company’s shares and implied volatility derived from options on the Company’s shares. Warrant liabilities are described in detail in Note 7 Warrant Liabilities.

The Private Placement Warrants are valued using a Black-Scholes-Merton model. The Company’s Black-Scholes-Merton model to value Private Placement Warrants required the use of the following subjective assumption inputs:

•
As of September 30, 2025 and December 31, 2024, the risk-free rate assumption was based on the six-month and one-year U.S. Treasury rates and one- and two-year U.S. Treasury rates, respectively, as the estimated time to expiration was 0.51 years and 1.26 years, respectively. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
•
As of September 30, 2025 and December 31, 2024, the expected volatility assumption was based on an average of the historical volatility of the Company’s shares and the implied volatility of one-year options on the Company’s shares, which was 84.1% and 112.7%, respectively.
4.
Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2025	2024
Land	$1,350	$1,350
Buildings	18,248	16,012
Leasehold improvements	11,870	9,439
Satellite in orbit	235,387	235,340
Lab, assembly, and integration equipment	72,547	41,693
Satellite antenna	7,224	7,224
Computer hardware and software	20,247	18,244
Other	1,720	1,421
Construction in progress
Satellite materials and advance payments, satellites under construction, and advance launch payments	754,825	120,984
Other construction in progress and capital advances	42,403	8,328
Total property and equipment, gross	$1,165,821	$460,035
Accumulated depreciation and amortization	(157,977)	(122,366)
Total property and equipment, net	$1,007,844	$337,669

Depreciation expense for the nine months ended September 30, 2025 and 2024 was approximately $35.4 million and $54.9 million, respectively. Depreciation expense for the three months ended September 30, 2025 and 2024 was approximately $12.7 million and $14.5 million, respectively.

5.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Salaries, wages and benefits	$4,767	$3,335
Property and equipment	17,420	3,786
Other professional services	8,218	1,764
Accrued interest expense	2,878	296
Accrued costs of acquiring intangible assets	5,352	-
Inventory received but not invoiced	4,222	-
Others	5,860	3,014
Total accrued expenses and other current liabilities	$48,717	$12,195

6.
Debt

Long-term debt consists of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
2032 4.25% Convertible Notes	$100,000	$-
2032 2.375% Convertible Notes	575,000	-
2034 Convertible Notes	-	147,959
Prosperity Capital Equipment Loan	13,391	15,000
Prosperity Term Loan	4,309	4,506
Trinity Capital Equipment Loan	31,713	-
Total debt	$724,413	$167,465
Less: current portion of long-term debt	(8,947)	(2,919)
Less: unamortized debt issuance costs	(17,838)	(8,973)
Long-term debt, net of issuance costs	$697,628	$155,573

As of September 30, 2025, the aggregate fair value of the Company’s debt was $855.9 million, which included fair value of the Company’s 2032 4.25% Convertible Notes of $208.7 million and 2032 2.375% Convertible Notes of $600.9 million. As of December 31, 2024, the aggregate fair value of the Company’s debt was $562.4 million, which included the fair value of the Company’s 2034 Convertible Notes of $542.9 million. The fair values of the 2032 4.25% Convertible Notes and the 2032 2.375% Convertible Notes are based on an observable market quote in an active market (Level 1 inputs). The fair value of the 2034 Convertible Notes was determined based on a lattice-based binomial model using significant inputs derived from, or corroborated by, observable market data (Level 2 inputs). The fair value of remaining debt has been determined under the discounted cash flow method using significant inputs derived from, or corroborated by, observable market data (Level 2 inputs).

Debt discount and issuance costs are comprised of costs incurred in connection with debt issuance and are presented in the unaudited condensed consolidated balance sheets as a deduction to the carrying amount of the debt and amortized using the effective interest method to interest expense over the term of the debt. During the three and nine months ended September 30, 2025, the Company recognized $5.7 million and $16.1 million of interest expense related to the debt noted above, respectively. The interest expense included amortization of debt issuance costs of $0.5 million and $1.2 million for the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, the Company recognized $5.4 million and $14.7 million of interest expense in each period, respectively. The interest expense included amortization of debt issuance costs of $1.1 million and $3.0 million for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025, the Company was in compliance with all debt covenants requirements.

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

On July 3, 2025 and July 31, 2025, the Company completed the repurchase of $225.0 million and $135.0 million, respectively, of the outstanding principal amount of the 2032 4.25% Convertible Notes in separate, privately negotiated repurchase transactions with a limited number of note holders for an aggregate repurchase price of approximately $502.9 million and $346.9 million, respectively, which included accrued and unpaid interest on the repurchased 2032 4.25% Convertible Notes. The repurchase was funded with the net proceeds from a registered direct offering of 9,450,268 and 5,775,635 shares of the Company’s Class A Common Stock to the same note holders participating in the note repurchase. The note repurchases and the shares offering were cross-conditional. The Company accounted for the note repurchases as induced conversions and recognized a $441.2 million charge to equity for $356.9 million of carrying value of the notes repurchased including accrued and unpaid interest and $84.3 million of fair value of consideration paid to holders of the 2032 4.25% Convertible Notes in excess of the value to which they were entitled to receive pursuant to the original conversion terms (“Sweetener Payment”). The Company recorded the Sweetener Payment and the $3.1 million of third party transaction costs incurred in other (expense) income, net in the Company’s unaudited condensed consolidated statements of operations.

On October 29, 2025, the Company completed an additional repurchase of $50.0 million of the outstanding principal amount of the 2032 4.25% Convertible Notes in separate, privately negotiated repurchase transactions with a limited number of note holders for an aggregate repurchase price of approximately $161.1 million, which included accrued and unpaid interest on the repurchased 2032 4.25% Convertible Notes. The repurchase was funded with the net proceeds from a registered direct offering of 2,048,849 shares of the Company’s Class A Common Stock to the same note holders participating in the note repurchase. The note repurchases and the shares offering were cross-conditional. The Company will account for the note repurchase as an induced conversion. In the fourth quarter of 2025, the Company expects to recognize an additional charge to equity for the carrying value of the notes repurchased and the related Sweetener Payment. The induced conversion expenses will include the related Sweetener Payment and the third party transaction costs incurred and will be presented in other (expense) income, net in the Company’s consolidated statements of operations.

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

On June 27, 2025, June 30, 2025 and September 26, 2025, the AST Companies, the Agent and the Lenders executed five-year term Equipment Financing Schedule No. 1 (“Schedule No. 1”), Schedule No. 2 (“Schedule No. 2”) and No. 3 (“Schedule No. 3,” and together with Schedule No. 1, Schedule No. 2 and the MEFA, the “Agreements”) to the MEFA in the amount of $21.5 million, $3.5 million and $7.5 million, respectively. Schedule No. 1, Schedule No. 2 and Schedule No. 3 have monthly payments of $478,719, $77,931, and $166,995 respectively, and an end of term payment of 9% of the respective drawn amounts. Upon closing on Schedules No. 1 and No. 2, the Company received proceeds of approximately $23.9 million, net of debt issuance costs of approximately $0.1 million, commitment fee of approximately $0.8 million and other finance charges of approximately $0.2 million. Upon closing on Schedule No. 3, the Company received proceeds of approximately $7.4 million, net of debt issuance costs and other finance charges of approximately $0.1 million. The Company has the option to prepay all or part of the outstanding principal balances under each Schedule. Any repayment of principal prior to the end of the five-year term will be subject to a prepayment fee equal to 3% to 5% of the drawn amounts, depending on the timing of the prepayment.

The remaining amount of up to $67.5 million may be funded in one or more draws on or before June 30, 2027 (the “Termination Date”), subject to the satisfaction of various conditions. If the aggregate amount of draws funded through the Termination Date is less than $50.0 million, the Company is subject to a non-utilization fee equal to 2.50% of the difference between $50.0 million and the aggregate amount of draws funded through the Termination Date.

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

2036 2.00% Convertible Notes

On October 24, 2025, the Company issued $1,000.0 million aggregate principal amount of convertible senior notes due 2036 (the “Notes”) with an option by the initial purchasers to purchase up to an additional $150.0 million aggregate principal amount of the Notes. On October 27, 2025, the Company was notified by the initial purchasers of the Notes of the exercise in full of their option to purchase an additional $150.0 million aggregate principal amount of the Notes (the “Option Notes”, and together with the Notes, the “2036 2.00% Convertible Notes”). On October 29, 2025, the Company consummated the sale of the Option Notes to the initial purchasers. The 2036 2.00% Convertible Notes are senior, unsecured obligations of the Company and bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2026. The 2036 2.00% Convertible Notes will mature on January 15, 2036, unless earlier repurchased, redeemed, or converted.

Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding October 15, 2035 only under the following conditions: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2026 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A Common Stock and the conversion rate on each such trading day; (3) if the Company issues a notice of redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after October 15, 2035 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, at the option of the holder regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s Class A Common Stock or a combination of cash and shares of the Company’s Class A Common Stock, at the Company’s election.

The Company may not redeem the notes prior to January 22, 2029. The Company may redeem for cash all or any portion of the notes, at the Company’s option, on or after January 22, 2029, but only if (1) the liquidity condition (as defined in the indenture) is satisfied and (2) the last reported sale price of the Company’s Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes.

The initial conversion rate for the 2036 2.00% Convertible Notes is 10.3845 shares of Class A Common Stock per $1,000 principal amount of the notes, which represents an initial conversion price of approximately $96.30 per share of the Company’s Class A Common Stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, holders who convert their notes in connection with a make-whole fundamental change or a notice of redemption may be entitled to an increase in the conversion rate.

The 2036 2.00% Convertible Notes include customary covenants and certain events of default after which the notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default after which the notes become automatically due and payable.

Other than as described above, there were no new debt issuances or significant changes related to the above listed debt during the nine months ended September 30, 2025. See Note 7 Debt to the Company’s Consolidated Financial Statements included in its 2024 Annual Report on Form 10-K for additional information regarding the debt listed above.

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

During the three and nine months ended September 30, 2025, 2,931,125 Private Placement Warrants were exercised for 2,294,380 shares of Class A Common Stock on a cashless basis. As of September 30, 2025, there were 122,000 Private Placement Warrants that remained outstanding. During the three and nine months ended September 30, 2025, the Company recognized a gain of $2.9 million and a loss of $65.3 million, respectively, for changes in fair value of these Private Placement Warrants. During the three and nine months ended September 30, 2024, the Company recognized a loss of $236.9 million and $284.8 million, respectively, for changes in the fair value of Private Placement Warrants and full redemption of the public warrants. The redemption of the public warrants resulted in net cash proceeds of $153.3 million for the nine months ended September 30, 2024.

8.
Commitments and Contingencies

Purchase Commitments

As of September 30, 2025, the Company had purchase commitments of approximately $317.6 million, primarily related to procurement of BB satellite components, research and development (“R&D”) programs, operational services, and capital improvements. In addition, as of September 30, 2025, the Company had minimum commitments of approximately $90.0 - $120.0 million related to future launches.

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

9.
Stockholders’ Equity

Class A Common Stock

As of September 30, 2025, there were 271,981,894 shares of Class A Common Stock issued and outstanding. Holders of Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 800,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class B Common Stock

As of September 30, 2025, there were 11,227,292 shares of Class B Common Stock issued and outstanding. Shares of Class B Common Stock were issued to then existing equity holders of AST LLC (other than Abel Avellan, the Company’s Chairman and Chief Executive Officer (“Mr. Avellan”)) at the time of the Business Combination and are noneconomic, but entitle the holder to one vote per share. The Company is authorized to issue 200,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.

The existing equity holders of AST LLC (other than Mr. Avellan) at the time of the Business Combination own economic interests in AST LLC which are redeemable into either shares of Class A Common Stock on a one-for-one basis or cash at the option of the Company. Upon redemption of the AST LLC Common Units by the existing equity holders (other than Mr. Avellan), a corresponding number of shares of Class B Common Stock held by such existing equity holders will be cancelled. No such redemptions of AST LLC Common Units occurred during the nine months ended September 30, 2025.

Class C Common Stock

As of September 30, 2025, there were 78,163,078 shares of Class C Common Stock issued and outstanding. Shares of Class C Common Stock were issued to Mr. Avellan in connection with the Business Combination and are non-economic, but entitle the holder to the lesser of ten votes per share and the Class C Share Voting Amount, the latter of which is a number of votes per share equal to (1) (x) an amount of votes equal to 88.31% of the total voting power of the outstanding voting stock, minus (y) the total voting power of the outstanding capital stock (other than Class C Common Stock) owned or controlled by Mr. Avellan and his permitted transferees, divided by (2) the number of shares of Class C Common Stock then outstanding (the “Super-Voting Rights”). The Company is authorized to issue 125,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

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

Preferred Stock

As of September 30, 2025, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

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

Each issuance of the Company's Class A Common Stock is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in changes in ownership and reduction in noncontrolling interest. As of September 30, 2025, there were 122,000 Private Placement Warrants outstanding, each of which entitles the holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share, and 4,714,226 penny warrants outstanding, each of which entitles the holder to purchase one whole share of Class A Common Stock at a price of $0.01 per share (“Penny Warrants”) which may be exercised at any time after March 22, 2026. Each warrant exercise is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in a change in ownership and reduces the amount recorded as noncontrolling interest and increases additional paid-in capital.

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

As of September 30, 2025 and December 31, 2024, the noncontrolling interest in AST LLC was approximately 24.7% and 30.1%, respectively. The decrease in noncontrolling interest percentage during the nine months ended September 30, 2025 was a result of the issuance of Class A Common Stock due to the repurchase of a portion of the 2032 4.25% Convertible Notes, conversion of the 2034 Convertible Notes, the issuance of Class A Common Stock to acquire certain S-Band ITU priority rights, the issuance of Class A Common

Stock under the 2024 Sales Agreement and the May 2025 Sales Agreement, the redemption of AST LLC Common Units in exchange for Class A Common Stock, the exercise of options for Class A Common Stock and the vesting of restricted stock units.

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

Under the 2024 Sales Agreement, the Company issued 2,918,407 shares of our Class A Common Stock and received proceeds of approximately $74.8 million, net of commissions paid to the agents and transaction costs during the nine months ended September 30, 2025. During the nine months ended September 30, 2025, the Company paid commission of approximately $1.9 million to the agents with respect to such sales, respectively. Having utilized virtually the entire capacity of the 2024 ATM Equity Program, the Company terminated the 2024 ATM Equity Program on May 13, 2025 when the Company entered into the May 2025 ATM Equity Program (defined below). Proceeds from the sale of the Class A Common Stock under the 2024 ATM Equity Program were used for general corporate purposes.

May 2025 Equity Distribution Agreement

On May 13, 2025, the Company entered into a new Equity Distribution Agreement (the “May 2025 Sales Agreement” or “May 2025 ATM Equity Program”) with B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Deutsche Bank Securities Inc., Roth Capital Partners, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and William Blair & Company, L.L.C. (collectively, the “agents”) to sell shares of the Class A Common Stock having an aggregate sale price of up to $500.0 million through an “at the market offering” program under which the agents acted as sales agents. The sales of the shares made under the May 2025 Sales Agreement were to be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The agents sold the Class A Common Stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company imposed). Under the May 2025 Sales Agreement, the agents were entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold.

Under the May 2025 Sales Agreement, the Company issued 2,476,311 and 13,605,359 shares of the Class A Common Stock and received proceeds of approximately $111.3 million and approximately $488.7 million, net of commissions paid to the agents and transaction costs during the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2025, the Company paid commission of approximately $2.6 million and approximately $11.2 million to the agents with respect to such sales, respectively. Having utilized virtually the entire capacity of the May 2025 ATM Equity Program, the Company terminated the May 2025 ATM Equity Program on July 23, 2025. Proceeds from the sale of the Class A Common Stock under the May 2025 ATM Equity Program were used for general corporate purposes.

October 2025 Equity Distribution Agreement

On October 7, 2025, the Company entered into a new Equity Distribution Agreement (the “October 2025 Sales Agreement” or “October 2025 ATM Equity Program”) with B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Deutsche Bank Securities Inc., Roth Capital Partners, LLC, Scotia Capital (USA) Inc., UBS Securities LLC, William Blair & Company, L.L.C and Yorkville Securities, LLC (collectively, the “agents”) to sell shares of the Class A Common Stock having an aggregate sale price of up to $800.0 million through an “at the market offering” program under which the agents act as sales agents. The sales of the shares made under the October 2025 Sales Agreement are to be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The agents sale of the Class A Common Stock is based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company imposed). Under the October 2025 Sales Agreement, the agents are entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold. Proceeds from the sale of the Class A Common Stock under the October 2025 ATM Equity Program will be used for general corporate purposes.

January 2025 Capped Calls

On January 27, 2025, in connection with the issuance of the 2032 4.25% Convertible Notes, the Company entered into privately negotiated capped call transactions (the “January 2025 Capped Calls”) with certain of the initial purchasers of the 2032 4.25% Convertible Notes or their respective affiliates at a cost of approximately $44.5 million. The January 2025 Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A Common Stock underlying the 2032 4.25% Convertible Notes. The capped call transactions can be settled in cash or shares at the Company’s option and are expected generally to reduce the potential dilution to the Class A Common Stock upon any conversion of the 2032 4.25% Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2032 4.25% Convertible Notes. The January 2025 Capped Calls have an initial strike price of approximately $26.99 per share and an initial cap price of $44.98 per share, which are subject to certain adjustments under the terms of the

January 2025 Capped Calls. The January 2025 Capped Calls are equity classified and included as a reduction to equity in the accompanying unaudited condensed consolidated balance sheet. On November 4, 2025, the Company sold the January 2025 Capped Calls for net cash proceeds of approximately $74.5 million. No January 2025 Capped Calls were outstanding after the sale. The Company expects to account for the net cash proceeds as an addition to equity in the consolidated balance sheets in the fourth quarter of 2025.

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

10.
Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation, measured at the grant date based on the fair value of the award, is typically recognized ratably over the requisite services period, using the straight-line method of expense attribution. The Company recorded stock-based compensation expense in the following categories of its unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Engineering services	$8,047	$3,431	$15,406	$7,069
General and administrative costs	5,940	3,379	16,932	13,548
Total	$13,987	$6,810	$32,338	$20,617

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

AST LLC was authorized to issue a total of 12,812,959 Incentive Equity Units under a reserve set aside for equity awards. As of September 30, 2025, there were options to acquire 4,990,984 Incentive Equity Units outstanding under the AST LLC Incentive Plan.

The following table summarizes AST LLC’s option activity for the nine months ended September 30, 2025:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2024	6,390,261	$1.14	4.79
Granted	-	-	-
Exercised	(1,384,599)	1.39	-
Cancelled or forfeited	(14,678)	10.00	-
Outstanding as of September 30, 2025	4,990,984	$1.04	3.96
Options exercisable as of September 30, 2025	4,225,050	$1.14	3.89
Vested and expected to vest as of September 30, 2025	4,235,131	$1.16	3.90

The following table summarizes AST LLC’s unvested option activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	869,112	$0.64
Granted	-	-
Vested	(89,010)	3.07
Forfeited	(14,168)	4.15
Unvested as of September 30, 2025	765,934	$0.29

As of September 30, 2025, total unrecognized compensation expense related to the unvested stock options was less than $0.1 million, which is expected to be recognized over a weighted average period of 0.2 years.

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

Stock Options

As of September 30, 2025, there were 2,610,715 service-based options outstanding under the 2020 Plan.

The following table summarizes the Company’s option activity under the 2020 Plan for the nine months ended September 30, 2025:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2024	3,649,458	$9.15	7.88
Granted	-	-
Exercised	(847,354)	8.90
Cancelled or forfeited	(191,389)	9.83
Outstanding as of September 30, 2025	2,610,715	$9.18	7.28
Options exercisable as of September 30, 2025	1,747,327	$8.97	6.80
Vested and expected to vest as of September 30, 2025	2,610,715	$9.18	7.28

The following table summarizes the Company’s unvested option activity under the 2020 Plan for the nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	1,701,857	$4.70
Granted	-	-
Vested	(662,348)	4.48
Forfeited	(176,121)	4.87
Unvested as of September 30, 2025	863,388	$4.83

There were no stock options granted under the 2020 Plan during the nine months ended September 30, 2025. The weighted-average grant-date fair value of stock options granted under the 2020 Plan during the nine months ended September 30, 2024 was $4.81.

As of September 30, 2025, total unrecognized compensation expense related to the unvested stock options under the 2020 Plan was $4.2 million, which is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Units

As of September 30, 2025, there were 1,359,804 restricted stock units outstanding under the 2020 Plan.

The following table summarizes the Company’s unvested restricted stock unit activity under the 2020 Plan for the nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	2,967,177	$12.55
Granted	-	-
Vested	(1,297,748)	11.42
Forfeited	(309,625)	21.41
Unvested as of September 30, 2025	1,359,804	$11.61

As of September 30, 2025, total unrecognized compensation expense related to the unvested restricted stock units under the 2020 Plan was $12.6 million, which is expected to be recognized over a weighted average period of 2.0 years.

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

Three types of equity awards have been granted under the 2024 Plan: (1) service-based options, (2) service-based and performance-based restricted stock units and (3) restricted stock to eligible directors serving on the Company’s Board. Service-based options typically vest over a four year service period with 25% of the award vesting on the first anniversary of the employee’s vesting commencement date, and the balance thereafter in 36 equal monthly installments. Service-based restricted stock units typically vest over a three year service period with 1/3 of the award vesting on each anniversary of the employee’s vesting commencement date. Restricted stock awarded to directors will vest in full on the earlier to occur of (i) the one-year anniversary of the applicable grant date and (ii) the date of the next Annual Meeting of Stockholders following the grant date. Performance-based restricted stock units typically vest on the earliest date that any of the following occurs: (i) the Company attains an incremental capital investment or (ii) other specified performance conditions.

Stock Options

As of September 30, 2025, there were 67,000 service-based options outstanding under the 2024 Plan.

The following table summarizes the Company’s option activity under the 2024 Plan for the nine months ended September 30, 2025:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2024	44,000	$22.51	9.93
Granted	23,000	28.57	-
Exercised	-	-	-
Cancelled or forfeited	-	-	-
Outstanding as of September 30, 2025	67,000	$24.59	9.26
Options exercisable as of September 30, 2025	-	$-	-
Vested and expected to vest as of September 30, 2025	67,000	$24.59	9.26

The following table summarizes the Company’s unvested option activity under the 2024 Plan for the nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	44,000	$12.42
Granted	23,000	16.23
Vested	-	-
Forfeited	-	-
Unvested as of September 30, 2025	67,000	$13.73

The weighted-average grant-date fair value of stock options granted under the 2024 Plan during the nine months ended September 30, 2025 was $16.23.

At September 30, 2025, total unrecognized compensation expense related to the unvested stock options under the 2024 Plan was $0.7 million, which is expected to be recognized over a weighted average period of 3.3 years.

Restricted Stock Units and Restricted Stock

As of September 30, 2025, there were 4,200,303 restricted stock units and restricted stock outstanding under the 2024 Plan.

The following table summarizes the Company’s unvested restricted stock unit and restricted stock activity under the 2024 Plan for the nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	1,310,382	$23.49
Granted	3,366,380	31.45
Vested	(402,679)	24.77
Forfeited	(73,780)	28.06
Unvested as of September 30, 2025	4,200,303	$29.67

As of September 30, 2025, total unrecognized compensation expense related to the unvested restricted stock units and restricted stock under the 2024 Plan was $77.1 million, which is expected to be recognized over a weighted average period of 2.5 years.

SpaceMobile 2020 Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”). The aggregate number of Common Stock shares that may be issued pursuant to rights granted under the ESPP is 2,000,000 shares. If any right granted under the ESPP shall for any reason terminate without having been exercised, the shares not purchased under such right shall again become available for issuance under the ESPP. As of September 30, 2025, the Company had not issued any awards under the ESPP.

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

The consolidated effective tax rate for the three and nine months ended September 30, 2025 was (0.23%) and (0.35%), respectively, and the consolidated effective tax rate for the three and nine months ended September 30, 2024 was (0.21%) and (0.25%), respectively. The difference between the federal statutory tax rate of 21% and the effective tax rate is primarily driven by the Company’s Up-C organizational structure and allocation of AST LLC results to noncontrolling interest holders and the valuation allowance recorded against the Company’s net deferred tax assets.

The Company recorded a net deferred tax asset for the difference between the book value and tax basis of the Company’s investment in AST LLC at the time of the Business Combination. The Company has assessed the realizability of their deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result, the Company has recorded a full valuation allowance against its deferred tax asset resulting from the Business Combination. As of September 30, 2025, there is a valuation allowance recorded against the UK trading losses acquired as part of the EllioSat acquisition as it is not more likely than not that the trading losses will be realizable in future periods. There are no other valuation allowances recorded against the foreign deferred tax assets as it is more likely than not that the foreign deferred tax assets will be fully realized. The foreign deferred tax assets are subject to foreign exchange risk, which could reduce the amount the Company may ultimately realize.

The Company had no uncertain tax positions as of September 30, 2025 and December 31, 2024.

In conjunction with the Business Combination, the Company also entered into the Tax Receivable Agreement (“TRA”) with AST LLC. Pursuant to the TRA, the Company is required to pay TRA holders (as defined in the TRA) (i) 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) existing tax basis of certain assets of AST LLC and its subsidiaries attributable to the AST LLC Common Units, (B) tax basis adjustments resulting from taxable exchanges of AST LLC Common Units acquired by the Company, (C) tax deductions in respect of portions of certain payments made under the TRA, and (D) certain tax attributes that are acquired directly or indirectly by the Company pursuant to a reorganization transaction. All such payments to the TRA holders (as defined in the TRA) are the obligations of the Company, and not those of AST LLC. As of September 30, 2025, there have been no TRA liabilities recorded.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into U.S. law, introducing a wide range of tax reform provisions, including making permanent certain provisions originally enacted under the Tax Cuts and Jobs Act, such as immediate expensing of domestic research and development costs and 100% bonus depreciation. The OBBBA did not have a material impact on the Company’s effective tax rate for the period ending September 30, 2025. The Company will continue to evaluate the implications of the OBBBA but does not expect the legislation to have a material impact on its consolidated financial statements.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share attributable to holders of Class A Common Stock (in thousands, except share and per share data):

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Numerator
Net loss before allocation to noncontrolling interest	$(163,827)	$(363,358)
Net loss attributable to noncontrolling interest	(40,953)	(95,384)
Net loss attributable to common stockholders - basic and diluted	$(122,874)	$(267,974)
Denominator
Weighted-average number of shares of Class A Common Stock outstanding - basic and diluted	268,116,942	244,763,237
Weighted-average number of penny warrants - basic and diluted	4,714,226	1,726,823
Weighted-average number of shares - basic and diluted	272,831,168	246,490,060
Net loss per share attributable to holders of Class A Common Stock - basic and diluted	$(0.45)	$(1.09)

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Numerator
Net loss before allocation to noncontrolling interest	$(303,080)	$(474,234)
Net loss attributable to noncontrolling interest	(131,134)	(210,008)
Net loss attributable to common stockholders - basic and diluted	$(171,946)	$(264,226)
Denominator
Weighted-average number of shares - basic and diluted	155,644,888	139,485,036
Net loss per share attributable to holders of Class A Common Stock - basic and diluted	$(1.10)	$(1.89)

In accordance with FASB ASC 260, Earnings Per Share, penny warrants are warrants that would be exercised for no or little consideration and therefore should be included in the calculation of weighted average shares outstanding for purposes of calculating basic and diluted net income (loss) per share. The Penny Warrants became exercisable (subject to a lockup until March 22, 2026) and are included in basic and diluted net loss per share from June 23, 2025 when the Bankruptcy Court (as defined below) approved the proposed Spectrum Usage Rights Transaction (as defined below) with Ligado, LLC.

As of September 30, 2025, the Company excluded from the calculation of diluted earnings per share 11,227,292 shares of Class B Common Stock, 78,163,078 shares of Class C Common Stock, 122,000 Private Placement Warrants, 11,062,304 shares of Class A Common Stock that may be issued pursuant to awards outstanding under the AST LLC Incentive Plan, the 2020 Plan and the 2024 Plan, and 11,683,475 shares of Class A Common Stock issuable upon conversion of the 2032 4.25% Convertible Notes and the 2032 2.375% Convertible Notes (on an as-converted basis) as their effect would have been to reduce the net loss per share. Therefore, the weighted-average number of shares used to calculate both basic and diluted net loss per share of Class A Common Stock is the same.

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

On March 22, 2025, pursuant to the Strategic Collaboration Term Sheet, the Company, AST LLC, Spectrum USA I, LLC, a subsidiary of AST LLC (“SpectrumCo”) and Ligado entered into certain definitive agreements that, among other things, provided for (1) a $550.0 million contingent payment from the Company to Ligado, (2) SpectrumCo’s obligation to make spectrum access usage payments of at least $80.0 million annually (“L-band Annual Payment”) (with the option to pay the excess of the amount owed by Ligado to utilize the L-band spectrum in Class A Common Stock of the Company for the first three years), and revenue share payments in exchange for the right to use the up to 40 MHz of the L-band spectrum, (3) the Company’s obligation to pay a usage fee amount due in cash (plus a 30% premium with respect to each such payment payable in Class A Common Stock of the Company) (the “Crown Castle Annual Payment”) for the right to use up to 5 MHz of the 1670-1675 MHz spectrum, and (4) issuance of the Penny Warrants to Ligado. The Penny Warrants are equity classified and accounted for as non-employee share-based payments under ASC 718, Compensation – Stock Compensation, with a grant date fair value of approximately $121.2 million.

On June 13, 2025, the Company announced a Settlement Term Sheet (the “Term Sheet”) among various parties including the Company, Ligado, Viasat, Inc. and Inmarsat Global Limited (“Inmarsat”). Pursuant to the Term Sheet, once Ligado’s Chapter 11 plan is confirmed and as long as the financial sponsors of Ligado provide a backstop commitment to Ligado that is acceptable to the Company, in support of a full refund of payments by Ligado in the event applicable regulatory approvals are not obtained and the closing does not occur, the Company has agreed that, with respect to the $550.0 million otherwise owed to Ligado in connection with the Spectrum Usage Rights Transaction, it will pay $420.0 million to Ligado for the benefit of Inmarsat on October 31, 2025, $100.0 million to Ligado for the benefit of Inmarsat on March 31, 2026 and $15.0 million to Ligado for the benefit of Inmarsat on receipt of specified regulatory approvals and the closing of the Spectrum Usage Rights Transaction. The remaining $15.0 million would be payable to Ligado at the closing. On June 23, 2025, the Bankruptcy Court approved the transactions (the “Spectrum Usage Rights Transaction”) contemplated in the Strategic Collaboration Term Sheet. On or about September 29, 2025, the Bankruptcy Court confirmed Ligado’s Chapter 11 plan. The Term Sheet constitutes an off-balance sheet commitment as of September 30, 2025 whose obligations were not recognized in the unaudited condensed consolidated financial statements. The Company has made the $420.0 million payment to Ligado for the benefit of Inmarsat, which was required to be made by October 31, 2025. The Company expects to present the $420.0 million payment as capital advances to Ligado within Other non-current assets in the Company’s consolidated balance sheets.

To support the consideration that may become payable under the definitive agreements related to the Spectrum Usage Rights Transaction described above, on July 15, 2025 (the “Credit Facility Closing Date”), SpectrumCo entered into a credit agreement (the “Credit Agreement”) with Sound Point Agency LLC, as administrative agent and collateral agent, and the lenders from time to time party thereto. The Credit Agreement provides for a non-recourse senior-secured delayed-draw term loan facility (“Sound Point Credit Facility”) in an aggregate principal amount of $550.0 million (“Loan Amount”). Subject to the satisfaction of certain conditions, the Sound Point Credit Facility will be available to draw until October 5, 2026 with an option to extend for an additional 180 days (“Availability Period”) subject to payment of an additional 1% fee on the Loan Amount. The Sound Point Credit Facility will be available to SpectrumCo upon the satisfaction of certain conditions, including, among others, (i) entry into security documents and other related documents, (ii) receipt of all required regulatory and Federal Communications Commission (“FCC”) approvals relating to the Spectrum Usage Rights Transaction, (iii) occurrence of certain bankruptcy-related events pertaining to Ligado and (iv) certain other customary conditions to funding. The Sound Point Credit Facility will be secured by substantially all of the assets of SpectrumCo and the newly formed subsidiary that will purchase and collect the receivables associated with the revenues generated from use of the L-band spectrum (“RevenueCo”). RevenueCo will also act as a guarantor under the Sound Point Credit Facility. Neither the Company nor AST LLC will be liable as a borrower or guarantor or otherwise for any payments owing in connection with the Sound Point Credit Facility, and the lenders’ recourse to the assets of AST LLC will be limited to AST LLC’s equity interests both in SpectrumCo and in RevenueCo.

The Sound Point Credit Facility required SpectrumCo to pay a commitment fee equal to 2% of the Loan Amount, which SpectrumCo has fully paid. The Sound Point Credit Facility also includes a ticking fee equal to 0.15% of the Loan Amount payable on a monthly basis from the Credit Facility Closing Date to the date the Sound Point Credit Facility is drawn. If SpectrumCo terminates the Sound Point Credit Facility prior to the end of the Availability Period, SpectrumCo will be required to pay a termination fee, payable in cash or shares of the Company’s Class A Common Stock at SpectrumCo’s option, ranging from 1% to 5% of the Loan Amount depending on when SpectrumCo terminates the Sound Point Credit Facility. The Sound Point Credit Facility also requires SpectrumCo to pay an upfront fee equal to 3% of the Loan Amount that will become payable when SpectrumCo draws on the Sound Point Credit Facility (and will act as a reduction to proceeds received) and other fees, which became payable starting from the Credit Facility Closing Date. During the three and nine months ended September 30, 2025, the Company recognized $1.8 million for the amortization of the commitment fee within interest expense in the unaudited condensed consolidated statements of operations. The remaining unamortized commitment fee is presented within other non-current assets in the unaudited condensed balance sheets.

As of September 30, 2025, the Company recorded $154.0 million of advanced consideration for the spectrum usage rights asset being acquired by the Company through the Spectrum Usage Rights Transaction within intangible assets, net in the unaudited condensed consolidated balance sheet that consisted of approximately $121.2 million representing the grant date fair value of the Penny Warrants issued to Ligado, $19.6 million in payments made or accrued towards the L-band Annual Payment and $9.2 million in payments made or accrued towards the Crown Castle Annual Payment that the Company has paid or is obligated to pay, and approximately $4.0 million of direct third-party transaction costs. The closing of the Spectrum Usage Rights Transaction is still subject to receipt of satisfactory regulatory approvals required for the proposed use of the spectrum, as well as other closing conditions.

14.
Global S-Band Spectrum Priority Rights Acquisition

On September 25, 2025, the Company acquired 100% of the issued and outstanding equity interests in EllioSat Ltd., whose wholly owned subsidiary, Sky and Space Global (UK) Limited holds certain S-Band ITU priority rights to Mobile Satellite Services frequencies in the range of 1980-2010 MHz and 2170-2200 MHz, for use in LEO (the “Transaction”). The Transaction has a total consideration of $64.5 million, to be paid in stock or cash at the Company’s election, with (i) $26.0 million paid at closing, (ii) $10.0 million to be paid on the second anniversary of closing, and (iii) $10.0 million to be paid on the third anniversary of closing. Additionally, the Company is obligated to pay $16.65 million upon the successful launch and effective in-service of a L/S satellite to be manufactured and $1.85 million upon continuous operation of such L/S satellite for a period of at least ninety (90) days.

The Transaction was accounted for as an asset acquisition. As of September 30, 2025, the Company recorded $59.6 million of indefinite-lived intangible asset related to the ITU priority rights acquisition within Intangible assets, net in the unaudited condensed consolidated balance sheet that consisted of the $42.9 million of purchase consideration, $1.8 million of direct third-party transaction costs, and $14.9 million of increase in the intangible asset’s carrying amount due to deferred tax liabilities recognized for the temporary cost and tax bases differences. The $42.9 million of purchase consideration included (i) $26.0 million paid at closing in shares of the Company’s Class A Common Stock, (ii) the present value of $10.0 million to be paid by the Company on the second anniversary of closing, which is presented within Other non-current liabilities in the unaudited condensed consolidated balance sheet and (iii) the present value of $10.0 million to be paid by the Company on the third anniversary of closing which is presented within Other non-current liabilities in the unaudited condensed consolidated balance sheet. The Company did not recognize the $18.5 million allocated to the acquisition of an operational L/S satellite as the related milestones are not yet met.

15.
Vodafone Joint Venture

On July 7, 2025, the Company and Vodafone entered into an agreement to create a 50/50 jointly-owned European satellite service business (“SatCo”), headquartered in Luxembourg, to exclusively distribute AST SpaceMobile’s broadband satellite services to Mobile Network Operators in European markets. In addition, SatCo is expected to deploy a small network of earth stations that integrate with operators of existing 4G/5G terrestrial networks, providing backhaul links, as well as extended coverage across Europe from the anticipated satellite constellation in LEO. Upon formation of the joint venture, the Company contributed exclusive distribution rights at a determined fair value of approximately $23.5 million, as a non-cash consideration, in return for a $5.9 million equity investment in SatCo and a $17.6 million receivable from SatCo. Both the equity investment and the receivable are reported within Other non-current assets in the unaudited condensed consolidated balance sheets. The Company accounted for the difference between the fair value of the exclusive distribution rights and its cost basis as non-current contract liabilities which the Company expects to recognize over the exclusivity period commencing with the initiation of commercial services. SatCo is a VIE of which Company is not a primary beneficiary, and the Company accounts for its investment using the equity method of accounting. During the three months ended September 30, 2025, no proportionate share of SatCo’s income or loss was recognized.

16.
Subsequent Events

On October 31, 2025, BackstopCo, LLC, a subsidiary of AST LLC (“BackstopCo”), entered into a loan agreement with UBS AG, Stamford Branch, as lender (the “UBS Loan Agreement”). The UBS Loan Agreement provides for a cash collateralized term loan facility (the “UBS Loan Facility”) in an aggregate principal amount of $420.0 million. The loan under the UBS Loan Facility bears interest at a floating rate equal to Term SOFR plus 2.0% per annum and matures on the earlier of (a) October 31, 2028 and (b) the date on which the UBS Loan Facility shall be terminated or accelerated as provided in the UBS Loan Agreement. The loan under the UBS Loan Facility can be prepaid in whole or in part, without penalty or premium, subject to payment of any applicable breakage costs.

The UBS Loan Facility is secured by a first-priority lien on substantially all of BackstopCo’s assets. The Company is not liable as a borrower or guarantor or otherwise for any payments owing in connection with the UBS Loan Facility. AST LLC will act as a limited guarantor under the UBS Loan Facility solely upon the occurrence of certain “bad boy” actions adverse to the lender by AST LLC or its affiliates, and the lender’s recourse to the assets of AST LLC is limited to AST LLC’s equity interests in BackstopCo. In addition, the affirmative and negative covenants contained in the UBS Loan Agreement (as described further below), apply to BackstopCo and/or AST LLC, as applicable.

The UBS Loan Agreement includes customary affirmative and negative covenants, including restrictions on additional indebtedness, liens, investments, asset dispositions, mergers, affiliate transactions, and dividends, as well as requirements relating to use of proceeds and compliance with specified agreements, among other covenants as more fully described in the UBS Loan Agreement. Further, at all times following the UBS Loan Facility Closing Date until the maturity or termination of the UBS Loan Facility, BackstopCo is required to maintain cash or cash equivalents on deposit or credited to its collateral account in an amount equal to (or in excess of) 102.0% of the outstanding principal amount of the loan under the UBS Loan Facility. The UBS Loan Agreement also contains customary events of default (subject to grace periods, where applicable), including, among others, failure to pay principal or interest, cross-defaults to other agreements, breaches of representations and warranties, covenant defaults, the occurrence of a change in control and certain bankruptcy and insolvency events.

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
•
the negotiation of definitive agreements with Mobile Network Operators (“MNOs”) and governmental entities relating to the SpaceMobile Service that would supersede preliminary agreements and memoranda of understanding;
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
•
changes in U.S. trade policy, including changes to existing trade agreements and any resulting changes in international trade relations; and
•
our ability to realize the anticipated benefits of our strategic transactions such as acquisitions, investments, partnerships, joint ventures and other growth strategies.

Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part I, Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A. Risk Factors included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and in this Quarterly Report. The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On March 22, 2025, we and certain of our subsidiaries entered into certain definitive agreements with Ligado Networks LLC (“Ligado LLC”) and its subsidiaries (together with Ligado LLC, “Ligado”) for usage rights for mid-band spectrum, which were approved by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on June 23, 2025. Ligado’s Chapter 11 plan was confirmed by the Bankruptcy Court on or about September 29, 2025. Subject to the completion of certain conditions, including regulatory approval, as a result of the transaction with Ligado, we expect our network will be enhanced by our long-term access to up to 45 MHz of the lower mid-band satellite spectrum in the United States and Canada through our usage agreements. In addition, on September 25, 2025, we completed the acquisition of an entity that holds certain S-Band International Telecommunication Union priority rights to Mobile Satellite Services frequencies in the range of 1980-2010 MHz and 2170-2200 MHz, for use in LEO. We expect the acquisition will further enhance our network by up to 60 MHz of mid-band satellite spectrum globally.

As of September 30, 2025, our IP portfolio consists of approximately 3,800 patent and patent pending claims worldwide, of which approximately 1,800 have been officially granted or allowed. This includes 36 patent families worldwide. Our patents have various terms expiring starting 2039. We are headquartered in Texas where we operate over 200,000 square feet satellite assembly, integrating and testing (“AIT”) facilities.

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

We also intend to leverage our patented technology, including the large phased array and high power capability of our BlueBird (“BB”) satellites, for a variety of applications in the government sector. To this end, we have entered into agreements with prime contractors for the United States (“U.S.”) government to perform certain tasks, including a new contract award entered in February 2025 with the United States Space Development Agency (“SDA”) through a prime contractor with total expected revenue of $43.0 million to provide certain testing services utilizing the five first generation commercial BB satellites (“Block 1 BB satellites”) and one next generation Block 2 BB satellite and a new contract award entered in April 2025 with the Defense Innovation Unit (“DIU”) through a prime contractor with total expected revenue of up to approximately $20.0 million for SpaceMobile capabilities with multiple U.S. government agencies in support of government communications over land, sea, and air. We intend to seek to enter into other similar agreements with the U.S. government, either directly or through prime contractors, to develop and test certain non-communication applications and, once qualified, provide certain non-communication and communication services through our satellites.

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

We launched five Block 1 BB satellites on September 12, 2024. The Block 1 BB satellites are of similar size and weight to the BW3 test satellite and have ten times higher throughput than the BW3 test satellite. In October 2024, we completed the deployment of the communication phased array antennas and Q/V antennas in orbit and performed a series of monitoring tests and activities to confirm the successful initial operations of the Block 1 BB satellites. In January 2025, we successfully made the first SpaceMobile video call from space with Vodafone using standard unmodified smartphones. In February 2025, we completed the voice and video call tests on standard unmodified smartphones with AT&T and Verizon in the United States and also completed the tests for non-communication applications for the U.S. government. All five Block 1 BB satellites have participated in the tests at various stages. In April 2025, together with Rakuten Mobile, Inc., we successfully conducted a two-way broadband video call in front of a live audience using unmodified smartphones on the SpaceMobile network enabled by a Block 1 BB satellite in orbit today. On July 21, 2025, we and AT&T made the first-ever Voice over LTE (“VoLTE”) call and short message service over satellite using AT&T’s spectrum and core network with a standard unmodified cell phone. On October 2, 2025, together with Bell Canada, we achieved Canada’s first-ever space-based 4G VoLTE voice call, broadband data connection, and video streaming using everyday smartphones. We have deployed and released many fixed cells over the continental U.S. to our MNO and Original Equipment Manufacturer partners as the reference cells for routing testing. We expect to continue testing for SpaceMobile Service automation including beta testing prior to rollout of initial noncontinuous SpaceMobile Service in select markets including the United States, Europe, Japan and other strategic markets.

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

We received an initial license from the Federal Communications Commission (“FCC”) to launch and operate the Block 1 BB satellites using V-, S- and UHF-band frequencies to support orbit raising maneuvers and Telemetry, Tracking, and Command (“TT&C”) operations, and to employ the V-band for routine gateway feeder link operations. We obtained special temporary authorities (“STAs”) from the FCC to test our space-based cellular broadband network in the United States, employing low-band spectrum in the 700/800 MHz bands from AT&T and Verizon as well as FirstNet Band 14 spectrum dedicated for first responders and the public safety community. We have also obtained and currently hold STAs for service-link testing in the United Kingdom with Vodafone, in Canada with Bell Canada, and in Japan with Rakuten Mobile, Inc. In July 2025, we received an experimental authorization from the FCC to launch and operate our first Block 2 BB satellite (“FM 1” or “BlueBird 6”) using V-, S- and UHF-band frequencies to support orbit raising maneuvers, TT&C and gateway feeder link operations.

Further, we have filed our Part 25 modification application for authority to launch and operate our planned 248-satellite LEO network to provide supplemental coverage from space (“SCS”) service to the continental United States and Hawaii, using 700/800 MHz spectrum licensed to AT&T, Verizon, and FirstNet. The FCC has partially granted our Part 25 modification application to authorize launch and operations of 20 Block 2 BB satellites using V-, S- and UHF-band frequencies to support orbit raising maneuvers and TT&C operations. The FCC also has placed our Part 25 modification application on public notice, accepting it for filing and seeking comment on the application. Before we begin providing full commercial SpaceMobile Service, we will need a grant of our remaining Part 25 modification application. To commence commercial SpaceMobile Service outside the United States, we will need to obtain additional approvals from the relevant non-U.S. regulatory authorities. AST SpaceMobile has also obtained STAs for V-band gateway operations with the Block 1 BB satellites at several U.S. sites, and has filed or expects to file with the FCC STA and license applications for existing and new V-band gateways to communicate with our planned 248-satellite constellation, including FM 1 and the Block 2 BB satellites.

We have entered into a space-based wireless connectivity agreement with AT&T to provide SpaceMobile Service to AT&T’s end users for use within the continental United States (excluding Alaska) and Hawaii and with Vodafone to provide SpaceMobile Services to Vodafone’s end users for use outside the United States. On October 8, 2025, we announced the signing of a definitive commercial agreement with Verizon to provide direct-to-cellular AST SpaceMobile service when needed for Verizon customers starting in 2026. On October 29, 2025, we entered into a ten-year commercial agreement with Saudi Telecom Company (“STC”) to enable direct-to-device satellite mobile connectivity across Saudi Arabia and key regional markets. We are also expanding our efforts on ground infrastructure development for commercial readiness and integrating our SpaceMobile Service into the MNOs’ infrastructure to initiate commercial services.

Beginning in the first quarter of 2024, we have recognized revenue from completion of performance obligations under agreements with prime contractors for the U.S. government and expect to continue to recognize revenue as and when we complete the remaining performance obligations under the agreements. Beginning in the fourth quarter of 2024, we began to generate revenue from the resale of gateway equipment, software and associated services to MNOs. We believe initiation of limited, noncontinuous SpaceMobile Service, as well as completing the milestones under the agreements with prime contractors for the U.S. government, will help to demonstrate the advantages of our satellite-based Cellular Broadband service in the market. These market activities will commence while we continue the development and testing of the next generation of commercial BB satellites.

Our next generation of commercial BB satellites, Block 2 BB satellites, featuring up to approximately 2,400 square feet communication array, the largest communication array to be ever deployed in a LEO for commercial use and more than three times bigger than the communication array of the Block 1 BB satellites in orbit today, are designed to deliver up to 10 times the bandwidth capacity of the Block

1 BB satellites. We believe the larger aperture array is expected to provide greater spectrum reuse, enhanced signal strength and increased capacity, thereby reducing the necessary number of satellites to achieve service coverage as compared to smaller apertures. In addition, when we introduce our own AST5000 Application Specific Integrated Circuit (“ASIC”) chip in the Block 2 BB satellites, we expect to achieve materially greater throughput capacity of up to 40 MHz per beam to support 120 Mbps peak data rates and up to 10,000 MHz of processing bandwidth per Block 2 BB satellite, require less power and offer a lower overall unit cost. We have reached key production milestones and have provided flight candidate ASIC units for assembly into the electronic board. Until we introduce our ASIC chip in Block 2 BB satellites, we expect to continue to manufacture and launch Block 2 BB satellites that are based on a Field Programmable Gate Arrays chip.

We have entered into launch agreements with multiple launch service providers which will allow us to accelerate a planned launch campaign during 2025 and 2026 to launch over 60 Block 2 BB satellites. We have continued to assemble and test the Block 2 BB satellites in accordance with our plan to meet this launch campaign to enable Continuous SpaceMobile Service coverage across key markets such as the United States, Europe, Japan and other strategic markets as well as to facilitate U.S. government applications. Continuous SpaceMobile Service means with respect to a particular geographical market close to 100% reliable persistent service across the geographical areas within certain latitudes and a substantially high degree of reliable persistent service across the remaining geographical areas outside the said latitudes. On October 12, 2025, we shipped BlueBird 6, our sixth BB to be launched into orbit. We are engaged with the launch provider to mutually determine the launch date of BlueBird 6. Our launch campaign of over 60 Block 2 BB satellites in 2025 through 2026 is planned at a cadence of one launch approximately every one to two months on average. The timing of shipment and launch of the Block 2 BB satellites are contingent on a number of factors including satisfactory and timely completion of the assembly and testing of the Block 2 BB satellites, regulatory approvals for the shipment and launch, availability of capital, readiness of the launch vehicle, logistics and other factors, many of which are beyond our control.

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

Our manufacturing, assembly, and testing strategy for Block 2 BB satellites includes continuous production and assembly of various components and sub systems for economies of scale, cost efficiencies, and unlocking capacity constraints, to build sufficient quantity of components and sub systems readily available on hand to be able to complete the final integration and testing of the required number of Block 2 BB satellites closer to the planned launch timelines. As of the date of this Quarterly Report, we have completed the microns for over 10 Block 2 BB satellites and completed acceptance and testing of substantially all components and sub systems for the integration and assembly of multiple Block 2 BB satellites. We will continue with manufacturing, assembly, integration and testing of the Block 2 BB satellites at our current capacity and once we complete our planned investments to increase the capacity to assemble, integrate, and test up to six Block 2 BB satellites per month in 2025, we plan to accelerate the manufacturing, assembly, integration and testing of the Block 2 BB satellites to meet our planned launches in 2025 and 2026.

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

We are an early stage company and, as such, we are subject to all of the risks associated with early stage companies. Please refer to Risk Factors contained in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, “Item 1A. Risk Factors” included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and in this Quarterly Report.

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

On June 13, 2025, we announced a Term Sheet (defined below) among various parties including us, Ligado, Viasat, Inc. and Inmarsat Global Limited (“Inmarsat”). The Term Sheet provides that, among other things, as part of Ligado’s ongoing restructuring, Inmarsat will support us receiving long-term spectrum usage rights for 80 years or more with respect to up to 40 MHz of L-Band Mobile Satellite Service (“MSS”) spectrum in the United States and Canada held by Ligado, plus access to up to an additional 5 MHz in the 1670-1675 MHz Band in the United States. In addition, under the Term Sheet, Inmarsat has agreed to provide affirmative support for our planned regulatory applications with the FCC in the United States and Innovation, Science and Economic Development (“ISED”) in Canada seeking authority to operate a Non-Geostationary Orbit (“NGSO”) system within the L-Band mid-band spectrum in North America.

The Term Sheet supplements the definitive documents previously entered into between us and Ligado. Closing of the Ligado Transaction will be subject to receipt of satisfactory regulatory approvals required for the proposed use of the spectrum, as well as other closing conditions. The Term Sheet also provides that once Ligado’s Chapter 11 plan is confirmed and as long as the financial sponsors of Ligado provide a backstop commitment to Ligado that is acceptable to us, in support of a full refund of payments by Ligado in the event applicable regulatory approvals are not obtained and the closing does not occur, we have agreed that, with respect to the $550.0 million otherwise owed to Ligado in connection with the Spectrum Usage Rights Transaction, we will pay $420.0 million to Ligado for the benefit of Inmarsat on October 31, 2025, $100.0 million to Ligado for the benefit of Inmarsat on March 31, 2026 and $15.0 million to Ligado for the benefit of Inmarsat on receipt of specified regulatory approvals and the closing of the Spectrum Usage Rights Transaction. The remaining $15.0 million would be payable to Ligado at the closing. On or about September 29, 2025, the Bankruptcy Court confirmed Ligado’s Chapter 11 plan. We have made the first $420.0 million payment to Ligado for the benefit of Inmarsat, which was required to be made by October 31, 2025.

On July 15, 2025, SpectrumCo (defined below) entered into the Sound Point Credit Facility (defined below). The proceeds of the loan borrowed under the Sound Point Credit Facility will be used to support certain payment obligations owed to Ligado relating to the Spectrum Usage Rights Transaction. The Sound Point Credit Facility will be available to SpectrumCo upon the satisfaction of certain conditions, including receipt of all required regulatory and FCC approvals relating to the Spectrum Usage Rights Transaction. Refer to discussion under “Spectrum Usage Rights Transaction and Related Financing” in the “Liquidity and Capital Resources” section below for further details.

On October 31, 2025 (the “UBS Loan Facility Closing Date”), BackstopCo, LLC, a subsidiary of AST LLC (“BackstopCo”), entered into a loan agreement with UBS AG, Stamford Branch, as lender (the “UBS Loan Agreement”). The UBS Loan Agreement provides for a cash collateralized term loan facility (the “UBS Loan Facility”) in an aggregate principal amount of $420.0 million (“UBS Loan Amount”). The loan under the UBS Loan Facility bears interest at a floating rate equal to Term SOFR plus 2.0% per annum and matures on the earlier of (a) October 31, 2028 and (b) the date on which the UBS Loan Facility shall be terminated or accelerated as provided in the UBS Loan Agreement. The loan under the UBS Loan Facility can be prepaid in whole or in part, without penalty or premium, subject to payment of any applicable breakage costs. Refer to discussion under “Spectrum Usage Rights Transaction and Related Financing” in the “Liquidity and Capital Resources” section below for further details.

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

2036 2.00% Convertible Notes

In October 2025, we issued $1,150.0 million aggregate principal amount of convertible senior notes due 2036, including the exercise in full of the option granted to the initial purchasers to purchase up to $150.0 million aggregate principal amount of notes (the “2036 2.00% Convertible Notes”). The 2036 2.00% Convertible Notes are our senior, unsecured obligations and bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2026. The 2036 2.00% Convertible Notes will mature on January 15, 2036, unless earlier repurchased, redeemed, or converted. The 2036 2.00% Convertible Notes are convertible at the option of the holders under certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A Common Stock or a combination of cash and shares of our Class A Common Stock, at our election. Refer to discussion under “2036 2.00% Convertible Notes” in the “Liquidity and Capital Resources” section below for further details.

Repurchase of Existing Convertible Notes

On January 27, 2025, the Company issued $460.0 million aggregate principal amount of convertible senior notes due 2032 (the “2032 4.25% Convertible Notes”), including the exercise in full of the option granted to the initial purchasers to purchase up to $60.0 million aggregate principal amount of notes. On October 29, 2025, we completed the repurchase of $50.0 million of the outstanding principal amount of the 2032 4.25% Convertible Notes in separate, privately negotiated repurchase transactions with a limited number of note holders and funded the repurchases with the net proceeds from a registered direct offering of 2,048,849 shares of our Class A Common Stock to the same note holders participating in the note repurchases. Refer to discussion under “2032 4.25% Convertible Notes” in the “Liquidity and Capital Resources” section below for further details.

October 2025 Equity Distribution Agreement

On October 7, 2025, we entered into a new Equity Distribution Agreement (the “October 2025 Sales Agreement” or “October 2025 ATM Equity Program”) with B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Deutsche Bank Securities Inc., Roth Capital Partners, LLC, Scotia Capital (USA) Inc., UBS Securities LLC, William Blair & Company, L.L.C and Yorkville Securities, LLC (collectively, the “agents”) to sell shares of the Class A Common Stock having an aggregate sale price of up to $800.0 million through an “at the market offering” program under which the agents act as sales agents. Refer to discussion under “October 2025 Equity Distribution Agreement” in the “Liquidity and Capital Resources” section below for further details.

Sale of January 2025 Capped Calls

On November 4, 2025, we sold the January 2025 Capped Calls (defined below) for net cash proceeds of approximately $74.5 million. No January 2025 Capped Calls were outstanding after the sale.

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

Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to execute on our strategy. We believe that our future results of operations could differ materially from the historical results of operations as we initiate the limited, noncontinuous SpaceMobile Service in certain targeted geographical markets, secure additional contracts with the U.S. government or its prime contractors for non-commercial use of our BB satellites, complete the development of the Block 2 BB satellites, increase our capacity and scale to manufacture BB satellites for the planned launches, launch the Block 2 BB satellites, enter into commercial arrangements with additional MNOs including contracts to sell gateway equipment, software and services, and close our proposed transaction with Ligado and related financing.

Components of Results of Operations

Revenues

To date, we have not generated any revenues from our SpaceMobile Service and do not expect to generate revenue until we launch the limited, noncontinuous SpaceMobile Service. During the three and nine months ended September 30, 2025, we recognized $14.7 million and $16.6 million of revenue, respectively, from performance obligations completed under agreements with prime contractors for U.S. government contracts and from resale of gateway equipment and software to MNOs. We expect to continue to recognize revenue under these agreements with prime contractors for U.S. government contracts and under gateway equipment and software resale agreements with MNOs as and when we complete the remaining performance obligations. We currently plan to initiate a limited, noncontinuous SpaceMobile Service in the United States.

Cost of Revenues

Cost of revenues primarily include costs of equipment and software for resale to MNOs.

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

Gain (Loss) on Remeasurement of Warrant Liabilities

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

Other (Expense) Income, Net

Other (expense) income, net primarily consists of non-operating expense and income, including foreign exchange gains or losses.

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

Noncontrolling Interest

Noncontrolling interest primarily represents the equity interest in AST LLC held by members other than us. We attribute a portion of net income or loss generated at AST LLC to the noncontrolling interest based on their ownership interests. As of September 30, 2025 and December 31, 2024, the noncontrolling interest in AST LLC was approximately 24.7% and 30.1%, respectively. The decrease in noncontrolling interest percentage during the nine months ended September 30, 2025 was a result of the issuance of Class A Common Stock due to the repurchase of a portion of the 2032 4.25% Convertible Notes, conversion of the 2034 Convertible Notes, the issuance of Class A Common Stock to acquire certain S-Band ITU priority rights, the issuance of Class A Common Stock under the 2024 Sales

Agreement and the May 2025 Sales Agreement, the redemption of AST LLC Common Units in exchange for Class A Common Stock, the exercise of options for Class A Common Stock and the vesting of restricted stock units.

Results of Operations

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

We report our results of operations under one operating segment. The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024 (in thousands), and the discussion that follows compares the three months ended September 30, 2025 to the three months ended September 30, 2024.

	For the Three Months Ended September 30,
	(unaudited)
	2025	2024	$ Change	% Change
Revenues	$14,739	$1,100	$13,639	*	%

Operating expenses:
Cost of revenues (exclusive of items shown below)	5,511	-	5,511	*
Engineering services costs	40,836	21,828	19,008	87
General and administrative costs	29,822	15,551	14,271	92
Research and development costs	5,530	14,724	(9,194)	(62)
Depreciation and amortization	12,716	14,543	(1,827)	(13)
Total operating expenses	94,415	66,646	27,769	42

Other (expense) income:
Gain (loss) on remeasurement of warrant liabilities	2,938	(236,912)	239,850	*
Interest expense	(7,545)	(5,400)	(2,145)	40
Interest income	12,239	4,014	8,225	*
Other (expense) income, net	(91,409)	1,410	(92,819)	*
Total other (expense) income, net	(83,777)	(236,888)	153,111	(65)

Loss before income tax expense	(163,453)	(302,434)	138,981	(46)
Income tax expense	(374)	(646)	272	(42)
Net loss before allocation to noncontrolling interest	(163,827)	(303,080)	139,253	(46)

Net loss attributable to noncontrolling interest	(40,953)	(131,134)	90,181	(69)
Net loss attributable to common stockholders	$(122,874)	$(171,946)	$49,072	(29)%

* Percentage greater than or equal to 100 or not meaningful

Revenues

Revenues increased by $13.6 million to $14.7 million for the three months ended September 30, 2025 as compared to $1.1 million for the three months ended September 30, 2024. The increase was attributable to a $7.7 million increase in revenue from resale of gateway equipment and software to MNOs and a $5.9 million increase in revenue from completion of performance obligations under agreements with prime contractors for U.S. Government contracts and a satellite communications provider.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2025 was attributable to cost of gateway equipment and software resale. We did not have gateway equipment and software resale for the three months ended September 30, 2024.

Engineering Services Costs

Total engineering services costs increased by $19.0 million, or 87%, to $40.8 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was attributable to a $9.2 million increase in payroll and employee related costs driven by an increase in headcount and higher stock-based compensation expenses, a $5.3 million increase in consultants and professional fees, a $2.7 million increase in AIT facilities and activities and engineering development costs resulting from expansion of our global footprint, and a $1.8 million increase in travel and other expenses.

General and Administrative Costs

Total general and administrative costs increased by $14.3 million, or 92%, to $29.8 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was attributable to a $6.5 million increase in legal costs largely driven by our Spectrum Usage Rights Transaction and related financing, our acquisition of certain S-Band ITU priority rights and our joint venture with Vodafone, a $3.9 million increase in payroll and employee related costs driven by an increase in headcount and higher stock-based compensation expenses, a $3.1 million increase in consultants and other professional services and a $0.8 million increase in other expense.

Research and Development Costs

Total R&D costs decreased by $9.2 million, or 62%, to $5.5 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease in R&D costs was primarily attributable to the completion of the development of our ASIC chip.

Depreciation and Amortization

Total depreciation and amortization expense decreased by $1.8 million, or 13%, to $12.7 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease was due to a lower depreciation expense recognized for the Block 1 BB satellites, which we launched in September 2024, as compared to the depreciation expense recognized in the comparative period for the BW3 test satellite which was fully depreciated as of August 30, 2024.

Gain (Loss) on Remeasurement of Warrant Liabilities

The fair value adjustment for Private Placement Warrants exercised during the quarter and outstanding at September 30, 2025 resulted in a gain of $2.9 million for the three months ended September 30, 2025 as compared to a loss of $236.9 million for the three months ended September 30, 2024. The gain in the current period was largely driven by a decrease in fair value of warrant liabilities upon exercises of the Private Placement Warrants from the prior quarter-end valuation date. The loss in the comparative period was largely driven by an increase in fair value of warrant liabilities for public warrants exercised and the Private Placement Warrants then outstanding.

Interest Expense

Interest expense increased by $2.1 million, or 40%, to $7.5 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase in interest expense was largely due to an increase in interest expense recognized on the 2032 4.25% Convertible Notes issued on January 27, 2025, the 2032 2.375% Convertible Notes issued on July 29, 2025 and the Trinity Capital Equipment Loan (defined below), partially offset by decreases in interest expense recognized on the 2034 Convertible Notes, which we converted into shares of our Class A Common Stock on January 22, 2025, and on a senior secured credit facility which we terminated on November 13, 2024.

Interest Income

Interest income was $12.2 million for the three months ended September 30, 2025 as compared to interest income of $4.0 million for the three months ended September 30, 2024. The increase was driven by a higher cash and cash equivalents balance held in interest bearing short-term money market funds.

Other (Expense) Income, Net

Other expense, net was $91.4 million for the three months ended September 30, 2025, as compared to other income, net of $1.4 million for three months ended September 30, 2024. The net change of $92.8 million was primarily due to a $84.3 million increase in induced conversion expense related to repurchases of our 2032 4.25% Convertible Notes, a $5.3 million increase in finance charges and other borrowing related fees, and a $3.2 million increase in other charges.

Income Tax Expense

The provision for income taxes was $(0.4) million and $(0.6) million for the three months ended September 30, 2025 and 2024, respectively. The consolidated effective tax rate for the three months ended September 30, 2025 and 2024 was (0.23%) and (0.21%), respectively. Refer to Note 11 Income Taxes in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $41.0 million for the three months ended September 30, 2025 as compared to $131.1 million for the three months ended September 30, 2024. This decrease in net loss attributable to noncontrolling interest was due to a decrease in noncontrolling interest’s ownership percentage in AST LLC, partially offset by an increase in net loss generated at AST LLC.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

We report our results of operations under one operating segment. The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2025 and 2024 (in thousands), and the discussion that follows compares the nine months ended September 30, 2025 to the nine months ended September 30, 2024.

	For the Nine Months Ended September 30,
	(unaudited)
	2025	2024	$ Change	% Change
Revenues	$16,613	$2,500	$14,113	*	%

Operating expenses:
Cost of revenues (exclusive of items shown below)	5,803	-	5,803	*
Engineering services costs	96,346	62,546	33,800	54
General and administrative costs	75,448	45,677	29,771	65
Research and development costs	19,058	23,435	(4,377)	(19)
Depreciation and amortization	35,394	54,880	(19,486)	(36)
Total operating expenses	232,049	186,538	45,511	24

Other (expense) income:
Loss on remeasurement of warrant liabilities	(65,300)	(284,839)	219,539	(77)
Interest expense	(17,938)	(14,732)	(3,206)	22
Interest income	28,452	8,886	19,566	*
Other (expense) income, net	(91,852)	1,661	(93,513)	*
Total other (expense) income, net	(146,638)	(289,024)	142,386	(49)

Loss before income tax expense	(362,074)	(473,062)	110,988	(23)
Income tax expense	(1,284)	(1,172)	(112)	10
Net loss before allocation to noncontrolling interest	(363,358)	(474,234)	110,876	(23)

Net loss attributable to noncontrolling interest	(95,384)	(210,008)	114,624	(55)
Net loss attributable to common stockholders	$(267,974)	$(264,226)	$(3,748)	1%

* Percentage greater than or equal to 100 or not meaningful

Revenues

Revenues increased by $14.1 million to $16.6 million for the nine months ended September 30, 2025 as compared to $2.5 million for the nine months ended September 30, 2024. The increase in revenues was attributable to an $8.1 million increase in revenue from resale of gateway equipment and services to MNOs and a $6.0 million increase in revenue from completion of performance obligations under agreements with prime contractors for U.S. Government contracts and a satellite communications provider.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2025 was primarily attributable to costs of gateway equipment and software resale. We did not have gateway equipment and software resale for the nine months ended September 30, 2024.

Engineering Services Costs

Total engineering services costs increased by $33.8 million, or 54%, to $96.3 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was attributable to a $17.6 million increase in payroll and employee related costs driven by an increase in headcount and higher stock-based compensation expenses, a $8.8 million increase in consultants and professional fees, a $4.9 million increase in AIT facilities and activities and engineering development costs resulting from the expansion of our global footprint, a $1.5 million increase in travel expenses, and a $1.0 million increase in other expenses.

General and Administrative Costs

Total general and administrative costs increased by $29.8 million, or 65%, to $75.4 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was attributable to a $13.2 million increase in legal costs largely driven by our Spectrum Usage Rights Transaction and related financing, our acquisition of certain S-Band ITU priority rights and our joint venture with Vodafone, a $8.9 million increase in consultants and other professional services, a $6.1 million increase in payroll and employee related costs driven by an increase in headcount and higher stock-based compensation expenses, a $1.1 million increase in office and facilities expenses and a $0.5 million increase in other expenses.

Research and Development Costs

Total R&D costs decreased by $4.4 million, or 19%, to $19.1 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decrease in R&D costs was primarily attributable to the completion of the development of our ASIC chip.

Depreciation and Amortization

Total depreciation and amortization expense decreased by $19.5 million, or 36%, to $35.4 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decrease was due to a lower depreciation expense recognized for the Block 1 BB satellites, which we launched in September 2024, as compared to the depreciation expense recognized in the comparative period for the BW3 test satellite, which was fully depreciated as of August 30, 2024.

Loss on Remeasurement of Warrant Liabilities

The fair value adjustment for Private Placement Warrants exercised during the year and outstanding at September 30, 2025 resulted in a loss of $65.3 million for the nine months ended September 30, 2025 as compared to a loss of $284.8 million for the nine months ended September 30, 2024. The loss in the current period was largely driven by an increase in fair value of warrant liabilities for Private Placement Warrants exercised and outstanding. The loss in the comparative period was largely driven by an increase in fair value of warrant liabilities for public warrants exercised and the Private Placement Warrants then outstanding.

Interest Expense

Interest expense increased by $3.2 million, or 22%, to $17.9 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase in interest expense was largely due to an increase in interest expense recognized on the 2032 4.25% Convertible Notes we issued on January 27, 2025, the 2032 2.375% Convertible Notes we issued on July 29, 2025 and the Trinity Capital Equipment Loan, partially offset by decreases in interest expense recognized on the 2034 Convertible Notes, which we converted into shares of our Class A Common Stock on January 22, 2025, and on a senior secured credit facility, which we terminated on November 13, 2024.

Interest Income

Interest income increased by $19.6 million to $28.5 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was driven by a higher cash and cash equivalents balance held in interest bearing short-term money market funds.

Other (Expense) Income, Net

Other expense, net was $91.9 million for the nine months ended September 30, 2025, as compared to other income, net of $1.7 million for the nine months ended September 30, 2024. The $93.6 million increase in other expense, net was primarily due to a $84.3 million increase in induced conversion expense related to repurchases of our 2032 4.25% Convertible Notes, a $5.3 million increase in finance charges and other borrowing related fees, and a $4.0 million increase in other charges.

Income Tax Expense

The provision for income taxes was $(1.3) million and $(1.2) million for the nine months ended September 30, 2025 and 2024, respectively. The consolidated effective tax rate for the nine months ended September 30, 2025 and September 30, 2024 was (0.35%) and (0.25%), respectively. Refer to Note 11 Income Taxes in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $95.4 million for the nine months ended September 30, 2025 as compared to $210.0 million in the nine months ended September 30, 2024. This decrease in net loss attributable to noncontrolling interest was due to a decrease in noncontrolling interest’s ownership percentage in AST LLC, partially offset by an increase in net loss generated at AST LLC.

Liquidity and Capital Resources

Our current sources of liquidity are cash and cash equivalents on hand and access to the October 2025 ATM Equity Program which has $517.6 million remaining as of the date of this Quarterly Report. As of September 30, 2025, we had $1,220.1 million of cash and cash equivalents on hand, including $15.8 million of restricted cash. In October 2025, we raised additional net proceeds of approximately $277.4 million from the sale of shares of our Class A Common Stock under the October 2025 ATM Equity Program and approximately $1,129.2 million from the issuance of the 2036 2.00% Convertible Notes after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. We have made the first $420.0 million payment to Ligado for the benefit of Inmarsat in connection with the Spectrum Usage Rights Transaction, which was required to be made by October 31, 2025. To finance the $420.0 million payment made to Ligado, on October 31, 2025, BackstopCo entered into a loan agreement with UBS AG which provided for a cash collateralized UBS Loan Facility in an aggregate principal amount of $420.0 million and resulted in net proceeds of $416.5 million after deducting the estimated debt issuance costs payable by us. On November 4, 2025, we sold the January 2025 Capped Calls for net cash proceeds of approximately $74.5 million. We believe our existing cash and cash equivalents on hand will be sufficient to meet our anticipated cash requirements, including current working capital needs, planned operating expenses and capital expenditures for a period of the next 12 months from the date of this Quarterly Report.

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

We believe we need to launch and operate a total of 25 BB satellites (five Block 1 BB satellites and 20 Block 2 BB satellites) in order to provide noncontinuous coverage to the most commercially attractive MNO markets and potentially generate cash flow from operating activities. We believe we can enable Continuous SpaceMobile Service coverage across key markets such as the United States, Europe, Japan and other strategic markets with the launch and operation of a total of approximately 45 to 60 BB satellites and additional worldwide strategic markets with approximately 90 BB satellites. We believe that we are fully funded for our costs necessary to manufacture and launch a constellation of approximately 90 BB satellites.

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

On March 22, 2025, pursuant to the Strategic Collaboration Term Sheet, we, AST LLC, Spectrum USA I, LLC, a subsidiary of AST LLC (“SpectrumCo”) and Ligado entered into certain definitive agreements that, among other things, provided for (1) a $550.0 million contingent payment from us to Ligado, (2) SpectrumCo’s obligation to make spectrum access usage payments of at least $80.0 million annually (“L-band Annual Payment”) (with the option to pay the excess of the amount owed by Ligado to utilize the L-band spectrum in our Class A Common Stock for the first three years), and revenue share payments in exchange for the right to use the up to 40 MHz of the L-band spectrum, (3) our obligation to pay a usage fee amount due in cash (plus a 30% premium with respect to each such payment payable in our Class A Common Stock) (the “Crown Castle Annual Payment”) for the right to use the up to 5 MHz of the 1670-1675 MHz Spectrum, and (4) issuance of 4,714,226 penny warrants (“Penny Warrants”) to Ligado exercisable for shares of our Class A Common Stock at an exercise price per share equal to $0.01 per share, subject to a 12-month lock-up. The total of the L-band Annual Payment and the Crown Castle Annual Payment payable by us that we have the option to pay in shares of our Class A Common Stock aggregate to approximately $102.5 million.

On June 23, 2025, the Bankruptcy Court approved the transactions (the “Spectrum Usage Rights Transaction”) contemplated in the Strategic Collaboration Term Sheet. The closing of the Spectrum Usage Rights Transaction is subject to receipt of satisfactory regulatory approvals required for the proposed use of the spectrum, as well as other closing conditions.

Settlement Term Sheet

On June 13, 2025, we announced a Settlement Term Sheet (the “Term Sheet”) among various parties including us, Ligado, Viasat, Inc. and Inmarsat. Pursuant to the Term Sheet, once Ligado’s Chapter 11 plan is confirmed and as long as the financial sponsors of Ligado provide a backstop commitment to Ligado that is acceptable to us, in support of a full refund of payments by Ligado in the event applicable regulatory approvals are not obtained and the closing does not occur, we have agreed that, with respect to the $550.0 million otherwise owed to Ligado in connection with the Spectrum Usage Rights Transaction, we will pay $420.0 million to Ligado for the benefit of Inmarsat on October 31, 2025, $100.0 million to Ligado for the benefit of Inmarsat on March 31, 2026 and $15.0 million to Ligado for the benefit of Inmarsat on receipt of specified regulatory approvals and the closing of the Spectrum Usage Rights Transaction. The remaining $15.0 million would be paid to Ligado at closing. On or about September 29, 2025, the Bankruptcy Court confirmed Ligado’s Chapter 11 plan and on October 31, 2025 we made the first $420.0 million payment to Ligado for the benefit of Inmarsat. On October 31, 2025, BackstopCo entered into a loan agreement with UBS AG which provides for a cash collateralized UBS Loan Facility in an aggregate principal amount of $420.0 million. The loan under the UBS Loan Facility will bear interest at a floating rate equal to Term SOFR plus 2.0% per annum and will mature on the earlier of (a) October 31, 2028 and (b) the date on which the UBS Loan Facility shall be terminated or accelerated as provided in the UBS Loan Agreement. The loan under the UBS Loan Facility can be prepaid in whole or in part, without penalty or premium, subject to payment of any applicable breakage costs. Our obligation to make the L-band Annual Payment to Ligado began on June 23, 2025, and we have also commenced paying sublease spectrum amounts under the sublease with Crown Castle MM Holding LLC.

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

The Sound Point Credit Facility requires SpectrumCo to pay a commitment fee equal to 2% of the Loan Amount. The Sound Point Credit Facility also includes a ticking fee equal to 0.15% of the Loan Amount payable on a monthly basis from the Credit Facility Closing Date to the date the Sound Point Credit Facility is drawn. If SpectrumCo terminates the Sound Point Credit Facility prior to the end of the Availability Period, it will be required to pay a termination fee, payable in cash or shares of our Class A Common Stock at SpectrumCo’s option, ranging from 1% to 5% of the Loan Amount depending on when SpectrumCo terminates the Sound Point Credit Facility. The Sound Point Credit Facility also requires SpectrumCo to pay an upfront fee equal to 3% of the Loan Amount that will become payable when the Sound Point Credit Facility is drawn (and will act as a reduction to proceeds received) and some other fees that will become payable starting from the Credit Facility Closing Date.

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

Global S-Band Spectrum Priority Rights Acquisition

On September 25, 2025, we acquired 100% of the issued and outstanding equity interests in EllioSat Ltd., whose wholly owned subsidiary, Sky and Space Global (UK) Limited, holds certain S-Band ITU priority rights to MSS frequencies in the range of 1980-2010 MHz and 2170-2200 MHz, for use in LEO (the “Transaction”). The Transaction has a total consideration of $64.5 million, to be paid in stock or cash at our election, with (i) $26.0 million paid at closing, (ii) $10.0 million to be paid on the second anniversary of closing, and (iii) $10.0 million to be paid on the third anniversary of closing. Additionally, we are obligated to pay $16.65 million upon the successful launch and effective in-service of a L/S satellite to be manufactured and $1.85 million upon continuous operation of such L/S satellite for a period of at least ninety (90) days.

Commitments

During the nine months ended September 30, 2025, the contractual minimum principal and interest payments required on all of our outstanding debt and operating leases described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 changed to reflect (i) the full conversion of the 2034 Convertible Notes into shares of our Class A Common Stock, (ii) the drawing of $32.5 million of the Trinity Capital Equipment Loan, (iii) the conversion of $360.0 million principal of the 2032 4.25% Convertible Notes into shares of our Class A Common Stock, and (iv) the issuance of $575.0 million 2032 2.375% Convertible Notes as described below. As of the date of this Quarterly Report, our contractual minimum principal and interest payments further changed to reflect: (i) the conversion of $50.0 million principal of the 2032 4.25% Convertible Notes into shares of our Class A Common Stock and (ii) the issuance of $1,150.0 million of 2036 2.00% Convertible Notes as described below.

As of September 30, 2025, we had contractual commitments with third parties in the aggregate amount of approximately $317.6 million related to procurement of BB satellite components, R&D programs, operational services, and capital improvements for meeting our goal of production of 40 fully integrated BB satellites and microns for 53 BB satellites. We have various rights to adjust the quantity of satellite components on the purchase orders and/or change the delivery timelines in accordance with our ongoing business plan. We also have rights to terminate these agreements in accordance with the terms of the agreement and potentially incur a termination fee in certain cases. In addition, we have launch agreements under which payments are due at scheduled milestones over the duration of the agreement, including certain milestones where payments are contingent and not due unless launch providers meet the milestones as defined in the agreement. As of September 30, 2025, the minimum commitments related to the future launches are approximately $90.0 - $120.0 million. We have contractual rights to cancel these launches or terminate the related agreements at any time by paying a termination fee, and in certain cases without incurring a termination fee, and any excess payments made to the launch providers for these launches will be refunded to us.

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

Under the 2024 Sales Agreement, we issued 2,918,407 shares of our Class A Common Stock during the nine months ended September 30, 2025 and received proceeds of approximately $74.8 million, net of commissions paid to the agents and transaction costs. During the nine months ended September 30, 2025, we paid commission of approximately $1.9 million to the agents with respect to such sales. There were no issuances during the three months ended September 30, 2025. Having utilized virtually the entire capacity of the 2024 ATM Equity Program, we terminated the 2024 ATM Equity Program on May 13, 2025 when we entered into the May 2025 ATM Equity Program (defined below). Proceeds from the sale of the Class A Common Stock under the 2024 Sales Agreement were used for general corporate purposes.

May 2025 Equity Distribution Agreement

On May 13, 2025, we entered into a new Equity Distribution Agreement (the “May 2025 Sales Agreement” or “May 2025 ATM Equity Program”) with B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Deutsche Bank Securities Inc., Roth Capital Partners, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and William Blair & Company, L.L.C. (collectively, the “agents”) to sell shares of the Class A Common Stock having an aggregate sale price of up to $500.0 million through an “at the market offering” program under which the agents acted as sales agents. The agents were entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold.

Under the May 2025 Sales Agreement, we issued 2,476,311 and 13,605,359 shares of our Class A Common Stock during the three and nine months ended September 30, 2025, and received proceeds of approximately $111.3 million and approximately $488.7 million, net of commissions paid to the agents and transaction costs during the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2025, we paid commission of approximately $2.6 million and approximately $11.2 million to the agents with respect to such sales, respectively. Having utilized virtually the entire capacity of the May 2025 ATM Equity Program, we terminated the May 2025 ATM Equity Program on July 23, 2025. Proceeds from the sale of the Class A Common Stock under the May 2025 Sales Agreement were used for general corporate purposes.

October 2025 Equity Distribution Agreement

On October 7, 2025, the Company entered into a new Equity Distribution Agreement (the “October 2025 Sales Agreement” or “October 2025 ATM Equity Program”) with B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Deutsche Bank Securities Inc., Roth Capital Partners, LLC, Scotia Capital (USA) Inc., UBS Securities LLC, William Blair & Company, L.L.C and Yorkville Securities, LLC (collectively, the “agents”) to sell shares of the Class A Common Stock having an aggregate sale price of up to $800.0 million through an “at the market offering” program under which the agents act as sales agents. The agents are entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold. Proceeds from the sale of the Class A Common Stock under the October 2025 ATM Equity Program will be used for general corporate purposes.

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

Prosperity Capital Equipment Loan

On August 14, 2023, we entered into a loan agreement with Lone Star, succeeded by Prosperity Bank by merger to Lone Star, as lender, providing for $15.0 million principal term loan commitment secured by certain real property fixtures and equipment in one of our Texas facilities (the “Lone Star Loan Agreement”). We drew the entire $15.0 million on September 19, 2023. The Lone Star Loan Agreement includes certain customary affirmative and negative covenants. As part of entering into the Master Equipment Financing Agreement (the “MEFA”) with Trinity Capital, Inc., we and Prosperity Bank amended the Lone Star Loan Agreement whereby Prosperity Bank released the lien on certain real property fixtures and equipment and we pledged a $15.0 million deposit in the Lone Star Bank Money Market Fund as a security for the loan.

Borrowings accrue interest at the Prime Rate plus 0.75%, subject to a ceiling rate. Interest payments are due and payable on a monthly basis. Interest payments began in September 2023 and principal payments began in April 2025. Principal repayments are due in 48 equal monthly installments until January 2029, the maturity date of the loan.

Trinity Capital Equipment Loan

On June 27, 2025, we entered into the MEFA with Trinity Capital, Inc., as agent (the “Agent”) and lender, and the other lenders party (the “Lenders”) thereto, providing for a conditional commitment to provide financing in the total amount of up to $100.0 million. On June 27, 2025, June 30, 2025 and September 26, 2025, we, the Agent and the Lenders executed Equipment Financing Schedules No. 1 (“Schedule No. 1”), No. 2 (“Schedule No. 2”) and No. 3 (“Schedule No. 3,” and together with Schedule No. 1, Schedule No. 2, and the MEFA, the “Agreements”) to the MEFA in the amount of $21.5 million (the “Draw 1 Total Cost”), $3.5 million (the “Draw 2 Total Cost”) and $7.5 million (the “Draw 3 Total Cost,” and together with Draw 1 Total Cost and Draw 2 Total Cost, the “Trinity Capital Equipment Loan”), respectively. The remaining amount of up to $67.5 million may be funded in one or more draws on or before June 30, 2027 (the “Termination Date”), subject to the satisfaction of various conditions.

For the five-year term of the initial draws, which began on July 1, 2025 for Schedule No. 1 and Schedule No. 2 and on October 1, 2025 for Schedule No. 3, we will make monthly payments of $478,719, $77,931 and $166,995, respectively, and an end of term payment in the amount of 9% of the Draw 1 Total Cost, the Draw 2 Total Cost and the Draw 3 Total Cost. Additionally, if the aggregate amount of draws funded through the Termination Date is less than $50.0 million, then we will pay the Agent for the benefit of the Lenders a non-utilization fee equal to 2.50% of the difference between $50.0 million and the aggregate amount of draws funded through the Termination Date. If the amounts under Schedule No. 1, Schedule No. 2 or Schedule No. 3 are voluntarily prepaid, we will pay a prepayment fee equal to 3% to 5% of the Draw 1 Total Cost, the Draw 2 Total Cost or the Draw 3 Total Cost, as applicable, depending on the timing of the prepayment.

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

2032 4.25% Convertible Notes

On January 27, 2025, we issued $460.0 million aggregate principal amount of convertible senior notes due 2032, including the exercise in full of the option granted to the initial purchasers to purchase up to $60.0 million aggregate principal amount of notes. The net proceeds of the 2032 4.25% Convertible Notes were $446.3 million after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used approximately $44.5 million of the net proceeds to pay the cost of the privately negotiated capped call transactions (the “January 2025 Capped Calls”). The remaining net proceeds were and are expected to continue to be used for working capital or other general corporate purposes.

On July 3, 2025, July 31, 2025 and October 29, 2025, we completed the repurchase of $225.0 million, $135.0 million and $50.0 million, respectively, of the outstanding principal amount of the 2032 4.25% Convertible Notes in separate, privately negotiated repurchase transactions with a limited number of note holders for an aggregate repurchase price of approximately $502.9 million, $346.9 million and $161.1 million, respectively, which included accrued and unpaid interest. The repurchase was funded with the net proceeds from a registered direct offering of 9,450,268, 5,775,635 and 2,048,849 shares, respectively, of our Class A Common Stock to the same note holders participating in the note repurchase.

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

2036 2.00% Convertible Notes

In October 2025, we issued $1,150.0 million aggregate principal amount of convertible senior notes due 2036, including the exercise in full of the option by the initial purchasers to purchase up to $150.0 million aggregate principal amount of the notes. The 2036 2.00% Convertible Notes are our senior, unsecured obligations and bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2026. The 2036 2.00% Convertible Notes will mature on January 15, 2036, unless earlier repurchased, redeemed, or converted. The 2036 2.00% Convertible Notes are convertible at the option of the holders under certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A Common Stock or a combination of cash and shares of our Class A Common Stock, at our election. The net proceeds of the 2036 2.00% Convertible Notes were $1,129.2 million after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. Proceeds from the issuance of the 2036 2.00% Convertible Notes are expected to be used for general corporate purposes, including without limitation funding the deployment of our worldwide constellation of satellites in anticipation of adding incremental strategic markets for our SpaceMobile Service.

Commercial Prepayments

On May 23, 2024, AST LLC and Verizon entered into a Memorandum of Understanding which provides, among other things, that Verizon will make a $45.0 million commercial payment for prepaid service revenue, creditable against future service revenue of AST LLC, subject to us receiving certain regulatory approvals for our SpaceMobile Service and entry into a definitive commercial agreement. On October 8, 2025, we announced the signing of a definitive commercial agreement with Verizon. The $45.0 million commercial payment is only contingent on us receiving certain regulatory approvals for our SpaceMobile Service.

On October 29, 2025, AST LLC entered into a ten-year commercial agreement with STC to enable direct-to-device satellite mobile connectivity across Saudi Arabia and key regional markets. As part of this agreement, STC has committed to a prepayment of $175.0 million during 2025 for future services and made a significant long-term commercial revenue commitment.

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months ended September 30,
	(unaudited)
	2025	2024
Cash, cash equivalents and restricted cash	$1,220,123	$518,886
Cash used in operating activities	(136,486)	(97,703)
Cash used in investing activities	(697,006)	(92,095)
Cash provided by financing activities	1,487,053	620,426

Operating activities

Cash used in operating activities was $136.5 million for the nine months ended September 30, 2025 as compared to cash used in operating activities of $97.7 million for the nine months ended September 30, 2024. The $38.8 million increase in cash used in operating activities was attributable to an increase of $35.4 million in expenses to support operations and an increase of approximately $3.4 million in working capital during the nine months ended September 30, 2025.

Investing activities

Cash used in investing activities was $697.0 million for the nine months ended September 30, 2025 as compared to cash used in investing activities of $92.1 million for the nine months ended September 30, 2024. The $604.9 million increase in cash used in investing activities was attributable to an increase of $576.9 million in purchases of property and equipment, including procurement of BB satellite materials, advance launch and BB satellite materials payments and other capital advances as well as an increase of $28.0 million in payments to acquire spectrum usage rights.

Financing activities

Cash provided by financing activities was $1,487.1 million for the nine months ended September 30, 2025 as compared to cash provided by financing activities of $620.4 million for the nine months ended September 30, 2024. The $866.7 million increase in cash provided by financing activities was attributable to an increase of $1,083.3 million in net proceeds raised from issuance of equity, including $849.8 million with respect to share issuance to repurchase the 2032 4.25% Convertible Notes and an increase of $891.3 million in net proceeds raised from issuance of debt, partially offset by an increase of $845.6 million in repayments of debt, including $842.8 million used to repurchase the 2032 4.25% Convertible Notes, a decrease of $153.3 million in proceeds from warrants exercises, an increase of $98.6 million used to purchase the January 2025 Capped Calls and the July 2025 Capped Calls and an increase of $10.4 million used to settle equity awards under our stock-based compensation plans.

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

Off-Balance Sheet Arrangements

On June 13, 2025, we announced the Term Sheet among various parties including us, Ligado, Viasat, Inc. and Inmarsat. Pursuant to the Term Sheet, as long as the financial sponsors of Ligado provide a backstop commitment to Ligado that is acceptable to us, in support of a full refund of payments by Ligado in the event applicable regulatory approvals are not obtained and the closing does not occur, we have agreed that, with respect to the $550.0 million otherwise owed to Ligado in connection with the Spectrum Usage Rights Transaction, we will pay $420.0 million to Ligado for the benefit of Inmarsat on October 31, 2025, $100.0 million to Ligado for the benefit of Inmarsat on March 31, 2026 and $15.0 million to Ligado for the benefit of Inmarsat on receipt of specified regulatory approvals and the closing of the Spectrum Usage Rights Transaction. The remaining $15.0 million would be payable to Ligado at the closing. The Company has made the $420.0 million payment to Ligado for the benefit of Inmarsat, which was required to be made by October 31, 2025. As of the date of this Quarterly Report, the remaining payments under the Term Sheet constitute an off-balance sheet commitment, as the related payment obligations have not been made or are subject to closing of the Spectrum Usage Rights Transaction and, therefore, are not recognized in our unaudited condensed consolidated financial statements.

On June 23, 2025, the Bankruptcy Court approved the Spectrum Usage Rights Transaction contemplated in the Strategic Collaboration Term Sheet. On or about September 29, 2025, the Bankruptcy Court confirmed Ligado’s Chapter 11 plan. The closing of the Spectrum Usage Rights Transaction is still subject to receipt of satisfactory regulatory approvals required for the proposed use of the spectrum, as well as other closing conditions. AST LLC’s obligation to make the Crown Castle Annual Payment and SpectrumCo’s obligation to make the L-band Annual Payment each began on June 23, 2025. Refer to discussion under “Spectrum Usage Rights Transaction and Related

Financing” in the “Liquidity and Capital Resources” section and Note 13 Spectrum Usage Rights Transaction and Related Financing for further details.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Our exposure to market risk has not changed materially from what we previously disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024 other than additional interest rate risk exposure from issuing the 2032 4.25% Convertible Notes, the Trinity Capital Equipment Loan and the 2032 2.375% Convertible Notes as described below:

On January 27, 2025, we issued the 2032 4.25% Convertible Notes with an aggregate principal amount of $460.0 million, of which $100.0 million was outstanding as of September 30, 2025. We carry the 2032 4.25% Convertible Notes at face value less the unamortized debt issuance costs on our unaudited condensed consolidated balance sheets. The 2032 4.25% Convertible Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2032 4.25% Convertible Notes. The fair value of the 2032 4.25% Convertible Notes changes when the market price of our stock fluctuates or market interest rates change.

In June 2025 and in September 2025, we have drawn a total of $32.5 million under an equipment financing facility with Trinity Capital, Inc., for which a majority of the amount drawn was outstanding as of September 30, 2025. We carry the term loan at face value less the unamortized debt issuance costs on our consolidated balance sheets. The term loan has a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the term loan. The fair value of the term loan changes when the market interest rates change.

On July 29, 2025, we issued the 2032 2.375% Convertible Notes with an aggregate principal amount of $575.0 million, the full amount of which was outstanding as of September 30, 2025. We carry the 2032 2.375% Convertible Notes at face value less the unamortized debt issuance costs on our unaudited condensed consolidated balance sheets. The 2032 2.375% Convertible Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2032 2.375% Convertible Notes. The fair value of the 2032 2.375% Convertible Notes changes when the market price of our stock fluctuates, or market interest rates change.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of September 30, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

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

Item 1A. Risk Factors.

For a detailed discussion of the risks and uncertainties related to our business, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 12, 2025. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, except as specified below.

Acquisitions and other strategic transactions involve a number of inherent risks, any of which could result in the benefits anticipated not being realized.

We regularly evaluate and consider strategic transactions such as acquisitions, investments, partnerships, joint ventures and other growth strategies, some of which could be material to our business. However, there is no assurance that we will be able to consummate any such transactions, that any of these strategic transactions will be able to achieve results that meet our expectations or that business judgments concerning the value, strengths and weaknesses of businesses and assets acquired will prove to be correct. Also, we cannot be certain that we will be able to successfully identify suitable acquisition candidates, negotiate acquisitions of identified candidates on terms acceptable to us, obtain any regulatory approvals or consents necessary to consummate strategic transactions, or integrate acquisitions that we complete.

Our ability to deliver the expected benefits from any strategic transactions that we complete is subject to numerous uncertainties and risks, including our ability to integrate personnel, financial, supply chain, IT and other systems successfully; disruption of our business and distraction of management and other critical personnel; the need to hire additional management and other critical personnel; and increasing the scope and complexity of our operations. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, it could have a material adverse effect on our business or financial condition. Moreover, the integration of businesses may create complexity in our financial systems and internal controls and make them more difficult to manage. Such integration into our internal control system could cause us to fail to meet our financial reporting obligations. We will continue to analyze and evaluate the acquisition of strategic businesses and other strategic transactions with the potential to strengthen our position or enhance our business.

In connection with any strategic transaction or acquisition, we may acquire or inherit liabilities or defects such as legal claims, including those not identified during due diligence, such as third-party liability and other tort claims; claims for breach of contract; employment-related claims; environmental, health and safety liabilities, conditions or damage; permitting, regulatory or other compliance with law issues; liability for hazardous materials; or trade liabilities. If we acquire any of these liabilities, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty or are otherwise mitigated, we may be responsible for significant out-of-pocket expenditures.

Any future strategic transaction or acquisition may be financed by, among other alternatives, incurring additional indebtedness, issuing debt securities in the public or private capital markets, or issuing additional equity securities or convertible debt securities. Incurring additional debt would increase our leverage and potentially subject us to restrictive covenants contained in the instruments governing the debt, while issuing additional equity could result in dilution to our existing shareholders. Incurring debt or issuing equity would also impact our ability to access capital in the future. There is also no assurance that we would be able to raise the capital necessary to consummate any strategic transaction or acquisition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

In the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K, except as follows:

On September 8, 2025, Keith Larson, a Company Director, entered into a Rule 10b5-1 purchase plan (the “Larson 10b5-1 Purchase Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act for the purchase of up to $150,000 worth of shares of the Company’s Class A Common Stock. The Larson 10b5-1 Purchase Plan will remain in effect until the earlier of (1) March 10, 2026, (2) the date on which all trades set forth in the Larson 10b5-1 Purchase Plan have been executed, or (3) such time as the Larson 10b5-1 Purchase Plan is otherwise terminated according to its terms.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

4.1

Indenture, dated as of October 24, 2025, by and between AST SpaceMobile, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the SEC on October 24, 2025).

4.2

Form of Global Note, representing AST SpaceMobile, Inc.’s 2.00% Convertible Senior Notes due 2036 (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2025).

4.3

Indenture, dated as of July 29, 2025, by and between AST SpaceMobile, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2025).

4.4

Form of Global Note, representing AST SpaceMobile, Inc.’s 2.375% Convertible Senior Notes due 2032 (included as Exhibit A to the Indenture filed as Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2025).

10.1

Form of Confirmation for Base Capped Call Transactions, dated July 24, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2025).

10.2

Form of Confirmation for Additional Capped Call Transactions, dated July 25, 2025 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2025).

10.3

Credit Agreement, dated as of July 15, 2025, by and among, Spectrum USA I, LLC, as borrower, Sound Point Agency LLC, as administrative agent and collateral agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2025).

10.4

Loan Agreement, dated as of October 31, 2025, by and between BackstopCo, LLC as borrower and UBS AG, Stamford Branch as lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2025).

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

† Management contract or compensatory plan or arrangement

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AST SPACEMOBILE, INC.

Date: November 10, 2025	By:	/s/ Abel Avellan
	Name:	Abel Avellan
	Title:	Chairman and Chief Executive Officer
Principal Executive Officer

Date: November 10, 2025	By:	/s/ Andrew M. Johnson
	Name:	Andrew M. Johnson
	Title:	Chief Financial Officer and Chief Legal Officer
Principal Financial Officer