Form 10-K
period 2025-12-31
AST SpaceMobile, Inc.
filed 2026-03-02
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of June 30, 2025, the last day of the registrant’s most recently completed second fiscal quarter, was $11,664.7 million. The registrant has no non-voting common stock.

As of February 26, 2026, there were 292,637,039 shares of Class A common stock, $0.0001 par value, 11,215,111 shares of Class B common stock, $0.0001 par value, and 78,163,078 shares of Class C common stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2026 definitive proxy statement are incorporated by reference into Part III of this Form 10-K. The 2026 definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

AST SPACEMOBILE, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2025

i

Certain Terms Used in this Annual Report

References in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) to “we,” “us” or the “Company” refer to AST SpaceMobile, Inc. (formerly known as New Providence Acquisition Corp.). References to our “management” or our “management team” refer to our officers and directors. Additionally, unless the context otherwise requires, references in this Annual Report to:

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
•
“AST Existing Equityholder Representative” refers to Abel Avellan in his capacity as Existing Equityholder Representative pursuant to the Equity Purchase Agreement.
•
“AST LLC” refers to AST & Science, LLC, a Delaware limited liability company.
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
•
“Equity Purchase Agreement” refers to that certain Equity Purchase Agreement, dated as of December 15, 2020, by and among AST & Science LLC, New Providence Acquisition Corp., New Providence Management LLC, the AST Existing Equityholder Representative and the Existing Equityholders.

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
•
“MNOs” refers to Mobile Network Operators.
•
“Prior AST Operating Agreement” means that certain Fourth Amended and Restated Limited Liability Company Operating Agreement of AST LLC.
•
“Private Placement Warrants” refers to the warrants sold by the Company as part of the units in its initial public offering and any additional warrants issued pursuant to the Warrant Agreement that trade with the outstanding Public warrants.
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
•
“Rakuten Inc.” refers to Rakuten Mobile, Inc., a Japan corporation.
•
“Rakuten USA” refers to Rakuten Mobile USA Service Inc., a Delaware corporation.
•
“Securities Act” refers to the Securities Act of 1933, as amended.
•
“Sound Point Credit Facility” refers to the non-recourse senior-secured delayed-draw term loan facility in an aggregate principal amount of $550.0 million provided for by the credit agreement entered into on July 15, 2025 by and among AST LLC, Sound Point Agency LLC, as administrative agent and collateral agent, and the lenders from time to time party thereto.
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
•
the timing of the assembly, integration and testing as well as regulatory approvals for the launch and operation of our next generation of commercial BB satellites (“Block 2 BB satellites”);
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
•
our ability to realize the anticipated benefits of our strategic transactions such as acquisitions, investments, partnerships, joint ventures and other growth strategies; and
•
other factors detailed under the section entitled “Risk Factors.”

Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from

v

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

PART I

Item 1. Business

Our Company

We are building the first and only global Cellular Broadband network in space to be accessible directly by everyday smartphones (2G/4G-LTE/5G devices) for commercial use, and for other applications for government use utilizing our extensive intellectual property (“IP”) and patent portfolio. The SpaceMobile Service is being designed to provide cost-effective, high-speed Cellular Broadband services to end-users who are out of terrestrial cellular coverage using existing mobile devices. The SpaceMobile Service currently is planned to be provided by a constellation of high-powered, large phased-array satellites in LEO using low-band and mid-band spectrum controlled by MNOs.

On March 22, 2025, we and certain of our subsidiaries entered into certain definitive agreements with Ligado Networks LLC (“Ligado LLC”) and its subsidiaries for usage rights for mid-band spectrum, which were approved by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on June 23, 2025. Ligado’s Chapter 11 plan was confirmed by the Bankruptcy Court on or about September 29, 2025. Subject to the completion of certain conditions, including regulatory approval, as a result of the transaction with Ligado, we expect our network will be enhanced by our long-term access to up to 45 MHz of the lower mid-band satellite spectrum in the United States and Canada through our usage agreements. In addition, on September 25, 2025, we completed the acquisition of an entity that holds certain S-Band International Telecommunication Union (“ITU”) priority rights to Mobile Satellite Services frequencies in the range of 1980-2010 MHz and 2170-2200 MHz, for use in LEO. We expect the acquisition will further enhance our network by up to 60 MHz of mid-band satellite spectrum globally.

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

We also intend to leverage our patented technology, including the large phased array and high power capability of our BlueBird (“BB”) satellites, for a variety of non-communication and communication applications in the government sector. To this end, we have entered into agreements with the United States (“U.S.”) government either directly or through prime contractors to perform certain tasks.

On April 1, 2019, we launched our first test satellite, BlueWalker 1 (“BW1”), which was used to validate our satellite to cellular architecture and was capable of managing communications delays from LEO and the effects of doppler in a satellite to ground cellular environment using the 4G-LTE protocol.

We launched our Blue Walker 3 (“BW3”) test satellite on September 10, 2022, and announced the completion of the deployment of the communications phased array antenna of the BW3 test satellite in orbit on November 14, 2022. Using the BW3 test satellite, we successfully completed two-way 5G voice calls directly to standard unmodified smartphones, achieved repeated successful download speeds of above 21 megabits per second (“Mbps”) to standard unmodified smartphones and spectral efficiency of approximately 3 bits per second per hertz. We have also successfully completed initial in-orbit and ground testing for non-communication government applications. We intend to continue testing capabilities of the BW3 test satellite, including further testing with cellular service providers and the U.S. government.

We launched five Block 1 BB satellites on September 12, 2024. The Block 1 BB satellites are of similar size and weight to the BW3 test satellite and have ten times higher throughput than the BW3 test satellite. In January 2025, we successfully made the first SpaceMobile video call from space with Vodafone using standard unmodified smartphones. In February 2025, we completed the voice and video call tests on standard unmodified smartphones with AT&T and Verizon in the United States and also completed the tests for non-communication applications for the U.S. government. All five Block 1 BB satellites have participated in the tests at various stages. In April 2025, together with Rakuten, Inc., we successfully conducted a two-way broadband video call in front of a live audience using unmodified smartphones on the SpaceMobile network enabled by a Block 1 BB satellite in orbit today. On July 21, 2025, we and AT&T made the first-ever Voice over LTE (“VoLTE”) call and short message service over satellite using AT&T’s spectrum and core network with a standard unmodified cell phone. On October 2, 2025, together with Bell Canada, we achieved Canada’s first-ever space-based 4G VoLTE voice call, broadband data connection, and video streaming using everyday smartphones. We have deployed and released many fixed cells over the continental U.S. to our MNO and Original Equipment Manufacturer partners as the reference cells for network integration. We continue to test the spectrum quality of those fixed cells and have received approval to activate fixed cells from an MNO. We expect to continue testing for SpaceMobile Service automation including beta testing prior to rollout of initial noncontinuous SpaceMobile Service in select markets including the United States, Europe, Japan and other strategic markets.

On December 23, 2025, we launched our first Block 2 BB satellite (“BB6”), which features up to approximately 2,400 square feet phased array, the largest phased array ever deployed in a LEO for commercial use and more than three times larger than the phased array of the Block 1 BB satellites. The Block 2 BB satellites are designed to deliver up to 10 times the bandwidth capacity of the Block 1 BB satellites. The larger aperture array is expected to provide greater spectrum reuse, enhanced signal strength and increased capacity, thereby reducing the necessary number of satellites to achieve service coverage as compared to smaller apertures. On February 10, 2026, we successfully deployed BB6, the largest phased array deployed commercially in LEO. The performance of BB6 is driven by several breakthroughs in space-based architecture. The large antenna array allows the satellite to transmit and receive signals from standard handheld devices. Further, the large aperture enables highly precise beamforming, creating narrower, more focused coverage areas. This precision is intended to minimize interference, maximize network capacity and provide a consistent high-quality user experience for Cellular Broadband services, including voice, data and video. In addition, when we introduce our own AST5000 Application Specific Integrated Circuit (“ASIC”) chip in the Block 2 BB satellites, we expect to achieve materially greater throughput capacity of up to 40 MHz per beam to continue to support 120 Mbps peak data rates and up to 10,000 MHz of processing bandwidth per Block 2 BB satellite, require less power and offer a lower overall unit cost. We have reached a validation maturity milestone, which allows production and provision of flight candidate ASIC units for assembly into the electronic board. Until we introduce our ASIC chip in Block 2 BB satellites, we expect to continue to manufacture and launch Block 2 BB satellites that are based on a Field Programmable Gate Arrays (“FPGA ”) chip.

The SpaceMobile Service has not been launched and therefore has not yet generated any revenue. We have recognized revenue from completion of performance obligations in agreements with the U.S. government either directly or indirectly through prime contractors utilizing the initial BB satellites. We have also generated revenue from the sale of gateway equipment, software and related services to MNOs. We currently plan to utilize the initial BB satellites to initiate a limited, noncontinuous SpaceMobile Service in targeted geographical markets, including in the United States. Prior to initiating SpaceMobile Service in each jurisdiction, we will need to obtain regulatory approvals in each jurisdiction where we would provide such service and would need to enter into commercial agreements with MNOs relating to the offering of such service in each jurisdiction.

We have entered into a space-based wireless connectivity agreement with AT&T to provide SpaceMobile Service to AT&T’s end users for use within the continental United States (excluding Alaska) and Hawaii. On December 18, 2025, we entered into a reseller agreement with our jointly-owned European satellite service business with Vodafone (“SatCo”) to exclusively distribute SpaceMobile Service to MNOs in Europe, UK and certain other markets. We also have an agreement with Vodafone to provide SpaceMobile Services to Vodafone’s end users outside of the markets covered by our agreement with SatCo. On October 8, 2025, we announced the signing of a definitive commercial agreement with Verizon to provide direct-to-cellular AST SpaceMobile service when needed for Verizon customers within the continental United States (excluding Alaska) and Hawaii starting in 2026. On October 29, 2025, we entered into a ten-year commercial agreement with Saudi Telecom Company (“STC”) to enable direct-to-device satellite mobile connectivity across Saudi Arabia and key regional markets. We are also expanding our efforts on ground infrastructure development for commercial readiness and integrating our SpaceMobile Service into the MNOs’ infrastructure to initiate commercial services.

We are headquartered in Texas where we operate satellite assembly, integration and test (“AIT”) facilities. We also have engineering and development centers elsewhere in the United States, India and Scotland, and engineering, development and production centers in Spain and Israel. Our global footprint was approximately 450,000 square feet as of December 31, 2025.

Competitive Advantage

We believe our planned SpaceMobile Service will have the following competitive advantages:

Large Addressable Market: Our planned SpaceMobile Service is aimed at providing Cellular Broadband to mobile subscribers who are constantly moving in and out of coverage or live or work outside coverage, have no Cellular Broadband coverage, and have no connectivity or mobile cellular coverage. According to Groupe Speciale Mobile Association (“GSMA”), as of December 31, 2025, approximately 5.8 billion mobile subscribers are constantly moving in and out of coverage, approximately

3.4 billion people have no Cellular Broadband coverage and approximately 300.0 million people have no connectivity or mobile cellular coverage.

Delivery of Cellular Broadband Coverage at a Competitive Cost: We believe MNOs and wireless infrastructure providers will integrate our Cellular Broadband coverage capabilities to more cost effectively deliver wireless services in hard to reach areas and other areas that experience coverage gaps as compared to existing technology. We also believe the SpaceMobile Service could be used as a backup in the event of a disruption of service to the MNO’s terrestrial infrastructure due to a natural disaster such as a hurricane, civil unrest or a cyberattack.

Definitive Commercial Agreements with MNOs Enabling Access to Key Markets and Potentially Large Number of Subscribers: We believe our definitive commercial agreements with AT&T and Verizon provide us a significant opportunity to provide SpaceMobile Service to the majority of end-users in the United States. Similarly, our definitive commercial agreements with Vodafone and STC provide us with an opportunity to provide SpaceMobile Service to a large number of end-users in several international markets outside the United States. In addition, we currently have partnerships with over 50 MNOs with nearly 3 billion subscribers globally. These definitive commercial agreements and relationship with MNOs enable access to key markets and large number of end-users, which provide us with a significant advantage to rapidly roll out SpaceMobile Service, when available, and gain a higher market share in the direct-to-device market segment.

Cellular Broadband Directly to Unmodified Devices: Our large phased array, based on our innovative technology backed by approximately 3,850 patent and patent pending claims, is designed to provide high speed Cellular Broadband including voice, text, data and video services directly to any off-the-shelf and unmodified 2G/4G-LTE/5G mobile device using low and mid-band cellular spectrum currently used by MNOs. This technology eliminates the need to purchase expensive, specialized equipment or new mobile devices or to carry antennas.

Satellites Designed for Great Functionality, Power and Redundancy: Our satellites are designed to have the largest commercial phased array ever deployed in LEO to provide high speed Cellular Broadband for commercial use. Our large phased array aperture is expected to provide greater spectrum reuse, enhanced signal strength and increased capacity, thereby reducing the number of satellites required to achieve service coverage as compared to smaller aperture satellites. Our custom developed ASIC chip is expected to enable materially greater throughput capacity, including peak data rates of up to 120 Mbps per individual spot beam when utilizing 40 MHz of spectrum and two-way back haul capacity which could utilize up to 10,000 MHz of spectrum per satellite, require less power and offer a significantly lower overall unit cost. We believe our large phased array design and custom ASIC chip together with our expansive and technologically diverse intellectual property portfolio consisting of approximately 3,850 patent and patent pending claims, including innovations in the direct-to-cell satellite ecosystem from space to Earth, provide significant technological advantages to provide superior coverage and deliver high speed Cellular Broadband versus other direct to device satellite services.

Cost Advantages due to Greater Control of our Manufacturing: We believe that our significant investments in our manufacturing facilities and equipment, testing facilities including environment testing, manufacturing processes, and supply chain network provide us with a greater degree of control to manufacture our satellites in a timely manner and lower the overall costs of our satellites. We own the IP and control the manufacturing process either internally or through third-party contract manufacturers for approximately 95% of all the sub-systems used in our Block 2 BB satellites. We believe that having these intellectual property rights and controlling the manufacturing of these sub-systems provides flexibility to better secure our supply chain and lower the overall cost of our satellites.

Capability to Support Both Commercial and Government Applications on the Same Satellite or on a Singular Infrastructure: We believe our satellites will be capable of supporting both SpaceMobile Service to end users of the MNOs and a variety of applications in the government sector. We believe that having dual-use satellites to support both commercial and governmental applications will enable us to better optimize and monetize the capacity and capabilities of our satellites. To that end, we entered into a contract with the United States Space Development Agency (“SDA”) through a prime contractor with total expected revenue of $43.0 million to provide certain testing services utilizing the initial BB satellites, an agreement directly with the United States SDA for the Europa Track 2 commercial solutions program with a total contract value of approximately $30.0 million, and an indefinite-delivery/indefinite-quantity (IDIQ) contract award on the Scalable Homeland Innovative Enterprise Layered Defense (SHIELD) program that enables us to pursue future task orders under the Missile Defense Agency’s multi-award framework.

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

Focus on Providing Services to Mobile Network Operators. In addition to seeking complementary relationships with MNOs, we will also seek to sell our services on a revenue share basis to MNOs who then offer this capability directly to their customer base. We believe this focus will enable us to avoid competing with existing MNOs and reduce the complexity of our operations, thereby significantly reducing our overhead, marketing costs, customer acquisition costs, billing infrastructure and other customer support operations.

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

Maintaining our Focus on Technology and Innovation. We continue to focus on research and development to bring our SpaceMobile Service to market for commercial service to end user customers of the MNOs and for certain government applications. Our continued innovation in the development of our satellite system, components and related technologies and services are supported by a global engineering team of space scientists and consultants. We continue to make investments in expanding our capability, capacity, and automation including use of Artificial Intelligence (AI) in component manufacturing and assembly, installation and testing of satellites. We are continuing to invest in our supply chain and expand our supplier base, increase the level of vertical integration for manufacturing our BB satellites to reduce dependency on any single supplier, secure the timely supply of materials to meet the planned production volume of our satellites, and control costs. We protect our innovations by filing numerous patent applications and intellectual property registrations in the U.S. and worldwide. We own most of the intellectual property we use. We also systematically monitor and review potential infringements on our intellectual property.

Developing Relationships with Multiple Launch Vehicle Providers. We have entered into agreements with multiple launch vehicle providers to secure launch contracts that meet our planned launch timelines for the BB satellites. In addition, we are continuing to develop strategic relationships with additional launch vehicle providers both in the United States and outside the United States for cost effective future launches. Our BB satellites are designed to be launched in a variety of launch vehicles. Our current launch agreements with multiple launch providers enable us to continue our planned launch campaign to launch over 60 Block 2 BB satellites. We have commenced our launch campaign with the launch of BB6 on December 23, 2025 and plan to launch approximately 45 to 60 Block 2 BB satellites by the end of 2026, at a cadence of one launch approximately every one to two months on average.

Explore opportunities for variety of applications in government sector. We intend to leverage our patented technology, including large phased array and high power capability of our BW3 test satellite and our BB satellites, for a variety of applications in the government sector. To this end, we have entered into agreements with the U.S. government either directly or indirectly through prime contractors to perform certain tasks and intend to enter into other similar agreements with the U.S. government or prime contractors for the U.S government.

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

Satellite design and development

Our BB satellites primarily consist of a phased array and a spacecraft bus (also referred to as a Control sat). The phased array consists of building blocks called microns. Each micron contains multiple antennas, front-end modules, a distributed digital processing and data transfer unit, and a thermal and electrical power system consisting of a solar panel, batteries and a power distribution unit. The Control sat is the main body and structural component of our BB satellites in which the payload and various subsystems, such as propulsion system, reaction wheels, avionics, power control and distribution unit, and QV antennas, are held.

As part of our strategy, we aim to own and control the IP of all major subsystems of our BB satellites, and design and assemble our own constellation of BB satellites. We conduct a majority of our satellite design and development activities by utilizing our global engineering team, including space scientists, mechanical and electronics engineers, semiconductor engineers, radio-frequency (“RF”) and communications engineers, software developers, system engineers, and consultants on various aspects of our satellite system development efforts. Our design and development activities primarily take place in our engineering and development centers located in the United States, India and Scotland, and engineering, development and production centers in Spain and Israel. In addition, we utilize third-party technology partners to assist in the development of certain satellite technology.

We have invested a substantial amount and hundreds of man-years in development of key subsystems including our solar power system for power generation at relatively lower cost than space industry standard power generation cost, battery packs, power control and distribution unit, flight software, ASIC chip, payload system, mechanisms and structures. We have devoted over four years of dedicated research and development, equivalent to an estimated 150 man-years of intensive work, in completing the design and development of our custom ASIC chip. We own the IP of our ASIC chip. While our initial Block 2 BB satellites currently in production are designed to support low-band spectrum only, we continue to make progress towards the completion of the design, development, and qualification of our Block 2 BB satellites supporting mid-band spectrum.

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

We plan to achieve noncontinuous SpaceMobile Service in the selected, targeted geographical markets with the launch and operation of a total of 25 BB satellites (five Block 1 BB satellites and 20 Block 2 BB satellites). We believe we can enable Continuous SpaceMobile Service coverage across key markets such as the United States, Europe, Japan and other strategic markets with the launch and operation of a total of approximately 45 to 60 BB satellites, and achieve Continuous SpaceMobile Service in all targeted geographical markets to meet our long term business goals with the launch and operation of a total of approximately 90 BB satellites. We anticipate launching and deploying additional satellites beyond the initial 90 BB satellites in order to enhance coverage and system capacity in response to incremental market demand. Continuous coverage is not expected to be available at all times in certain areas due to numerous factors, including number of active satellites in the region, latitude coverage range, and other factors. Our current plan is subject to numerous uncertainties, many of which are beyond our control, including satisfactory and timely completion of assembly and testing of the satellites, regulatory approvals, readiness of launch vehicles, availability of launch windows by the launch providers, logistics, our ability to raise additional capital for manufacturing of satellites and launch payments, proposed orbits and resulting satellite coverage, launch costs, ability to enter into agreements with MNOs and other factors, many of which are beyond our control. We may adopt a strategy for commercial launch of the SpaceMobile Service, including the nature and type of services offered and the geographic markets where we may launch such services, that may differ materially from our current plan.

Customers, Sales and Marketing

We have developed relationships with companies, such as Vodafone, Rakuten, AT&T, Verizon, Google, American Tower, STC, Bell Canada and others that have innovative technologies and products, skilled personnel, and potential end-user customers that complement our strategy. We believe that our business model is attractive to MNOs who will be able to augment and extend their Cellular Broadband coverage to customers without having to build additional towers, infrastructure, or purchase additional spectrum. In addition, we believe that the SpaceMobile Service will provide MNOs the opportunity to increase monthly average revenue per user through the sales of additional services.

The SpaceMobile Service is being designed to offer Cellular Broadband under our business model with MNOs. We expect the MNOs will market our SpaceMobile Service to their existing customers, who will be the ultimate end users. We generally seek to negotiate a revenue-sharing model in our agreements with MNOs. To date, we have entered into definitive commercial agreements with AT&T, Verizon, STC and Vodafone and approximately 50 preliminary agreements and understandings with other MNOs. We will need to execute definitive commercial agreements with those MNOs that will supersede the preliminary agreements and understandings before we can offer our SpaceMobile Service in jurisdictions where they operate.

We expect that the MNOs will market and sell the enhanced coverage of the SpaceMobile Service directly to their customers and offer the service at a differentiated price to the current terrestrial coverage using the following illustrative service offerings, among others.

Service Offering	Service Offering Details
Day Pass (Ad-Hoc)	●	Upon leaving the terrestrial cellular coverage area, mobile subscribers will receive a text on their phone asking if they would like to turn on the SpaceMobile Service.
Monthly Add-on Subscription (Consumer)	●	Subscribers can pay a fixed monthly fee to add the SpaceMobile Service as a supplemental service to their current wireless plan.
	●	Roaming onto the SpaceMobile Service’s network upon entering an area without cell tower coverage.
Monthly Add-on Subscription (Enterprise)	●	Same as monthly add-on for consumers, but with more data targeting commercial enterprises.
Standalone Get Connected Plan	●	In areas without cellular coverage today, subscribers will use and pay for the SpaceMobile Service as their primary network through an MNO partner.
Aeronautical and Maritime	●	Connect end users traveling in aircraft and vessels for Cellular Broadband service.
Military and Government	●	Service for military and governmental operations

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

The operation of SpaceMobile Service will require mobile traffic to be transmitted by our constellation of BB satellites and connected via high-throughput Q/V-band links to ground station gateways which will be collocated with the MNOs’ cellular network infrastructure. We are expanding our efforts on ground infrastructure development for commercial readiness and integrating our SpaceMobile Service into the MNOs’ infrastructure to initiate commercial services. We have sold and will continue to sell gateway equipment and associated services to MNOs in the build-out of our global network infrastructure.

We believe our patented technology leveraging our large phased array antenna could also be used in certain mission-critical communication capabilities in the government sector. We have entered into agreements with the U.S. government either directly as a prime contractor or indirectly through prime contractors to perform certain tasks on our BW3 test satellite and our BB satellites in orbit today and intend to enter into other similar agreements with the U.S. government or prime contractors for the U.S government.

Manufacturing, Assembly and Launch

Our strategy is to control the manufacturing and supply chain of the components used in our BB satellites, and assemble, integrate and test BB satellites primarily in our AIT facilities in the U.S. We believe this strategy will result in a faster turn to market, greater control and lower overall costs. Our primary AIT facilities include approximately 450,000 square feet facilities in Texas for assembly and testing of our BB satellites, as well as an approximately 30,000 square feet facility in Florida for assembly and testing of batteries, propulsion systems, and solar panels, 59,000 square foot facility in Spain for assembly and testing of avionics and reliability components, and an approximately 37,000 square foot facility in Israel for assembly and testing of electronic components. We have made significant capital investments in facilities and equipment both at our AIT facilities and at certain suppliers to increase our capacity to manufacture satellite components to reach our target capacity of assembling, integrating, and testing six BB satellites per month; streamline and automate the assembly, integration and testing processes; and conduct environmental testing of satellites at our facilities.

We utilize a range of domestic and international contract manufacturers and vendors to manufacture specific components, subsystems, and other electronic components used in our BB satellites. As we have transitioned into mass production of our satellite components to meet our planned launches, we have entered into several long-term supply agreements and are seeking to enter into more long-term supply agreements with our suppliers to both secure supply of components to meet our demand and optimize the overall cost. Some components, subsystems and services necessary for the assembly of our satellites are currently obtained from a sole source supplier or a limited group of suppliers. We continue to evaluate and qualify new suppliers to mitigate our risk of dependency on sole source suppliers and increase the capacity and availability of components. We have made significant investments in the design, development, supply chain, and manufacturing and assembly processes of our BB satellites including various subsystems and components. We own the IP and control the manufacturing process, either internally at our AIT facilities or with contract manufacturers, for approximately 95% of the sub-systems used in our Block 2 BB satellites. In cases where we have invested or co-invested with our suppliers in the design and development of satellite components and subsystems but do not own the IP design and in cases where we select suppliers to manufacture our own custom designed components and subsystems, we generally have contractual restrictions on the suppliers prohibiting the use of these design, development, and manufacturing processes for certain number of years to supply the same or similar satellite components and subsystems to any other third parties. We continuously aim to increase, where feasible, vertical integration for manufacturing of satellite components and subsystems at our AIT facilities to reduce our dependency on suppliers, ensure timely supply of satellite components and subsystems to meet our planned launch timeline, and lower the overall cost of BB satellites.

We have designed and developed our own ASIC chip. We have invested a substantial amount in completing the design of the ASIC chip and we own the IP of our ASIC chip. We have reached a validation maturity milestone, which allows production and provision of flight candidate ASIC units for assembly into the electronic board. Until we introduce our ASIC chip in Block 2 BB satellites, we expect to continue to manufacture and launch Block 2 BB satellites that are based on a FPGA chip.

We have agreements and orders in place for procurement of materials and components needed for the assembly, integration and testing of a large majority of the planned constellation of over 90 BB satellites. Our manufacturing, assembly, and testing strategy for Block 2 BB satellites includes continuous production and assembly of various components and subsystems for economies of scale, cost efficiencies, and unlocking capacity constraints, to build sufficient quantity of components and subsystems readily available on hand to be able to complete the final integration and testing of the required number of Block 2 BB satellites closer to the planned launch timelines. As of the date of this Annual Report, we have completed fully assembled microns for up to 28 BB satellites which include the BB satellites shipped or launched and BB8 to BB29 are in various stages of production and integration. We have completed our planned investments to increase the capacity to assemble, integrate, and test up to six Block 2 BB satellites per month. As the planned capacity has been achieved, we are accelerating our manufacturing, assembly, integration and testing to reach the target production run rate of up to six Block 2 BB satellites per month in accordance with our planned launch campaign in 2026.

We have entered into launch agreements with multiple launch service providers which will enable us to continue our planned launch campaign to launch over 60 Block 2 BB satellites. We have commenced our launch campaign with the launch of BB6 on December 23, 2025 and plan to launch approximately 45 to 60 Block 2 BB satellites by the end of 2026. We have continued to assemble and test the Block 2 BB satellites in accordance with our plan to meet this launch campaign to enable Continuous SpaceMobile Service coverage across key markets such as the United States, Europe, Japan and other strategic markets as well as to facilitate U.S. government applications. Our planned launch of approximately 45 to 60 Block 2 BB satellites by the end of 2026 is planned at a cadence of one launch approximately every one to two months on average. The timing of shipment and launch of the Block 2 BB satellites are contingent on a number of factors including satisfactory and timely completion of the assembly and testing of the Block 2 BB satellites, regulatory approvals for the shipment and launch, readiness of the launch vehicle, logistics and other factors, many of which are beyond our control.

Government Regulations

Our planned 248-satellite non-geostationary orbit (“NGSO”) constellation will provide services from LEO that rely on the use of RF spectrum. The provision of such services is highly regulated. Our business is subject to extensive rules, regulations, statutes, orders and policies imposed by the government in the United States and by foreign jurisdictions. For example, in the U.S., commercial use of RF spectrum is subject to the jurisdiction of the Federal Communications Commission (“FCC”) under the Communications Act of 1934, as amended. Among other things, the FCC is responsible for authorizing the operations of U.S.-licensed commercial satellites, which must obtain FCC authority to utilize RF spectrum in the U.S. and abroad. The FCC also regulates earth stations and the technical aspects of the operations of those facilities. Our satellites must also operate under filings made with the ITU, which is a specialized agency of the United Nations. The orbital location and frequencies for our satellites are subject to the ITU’s regulations, including its frequency registration and coordination procedures, and its various provisions on spectrum usage.

In August 2024, we received an initial license from the FCC that allowed us to launch and operate five satellites using V-, S- and UHF-band frequencies. Those satellites were launched in September 2024. In June 2025, we filed a modification application (the “Modification Application”) with the FCC requesting authority to adjust the technical parameters of our planned satellite constellation and add frequencies licensed to Verizon, AT&T, and FirstNet to provide Supplemental Coverage from Space (“SCS”) in the continental United States and Hawaii. We have executed lease agreements with Verizon and AT&T, and a similar agreement with FirstNet, and have filed notices of those agreements with the FCC. In August 2025, the FCC granted in part and deferred in part our Modification Application and authorized us to launch and deploy 20 additional satellites and to perform telemetry, tracking and command functions with those satellites once in orbit. In December 2025, we launched the BB6 satellite pursuant to the authority granted in the Modification Application and a separate grant of experimental authority. In January 2026, we received authority to operate our BB7 satellite at a lower altitude. We have also filed a modification application seeking FCC authority to utilize 5 MHz of 2 GHz spectrum in the United States as well as a modification application seeking FCC authority to utilize spectrum in the 2 GHz band internationally. We have partnered with Ligado for access to L-band spectrum in North America. Additionally, we have FCC experimental and special temporary authority that permits domestic and international testing of the capabilities of our satellites and earth stations. Applications for permanent gateway earth stations are also pending before the FCC and in other jurisdictions around the world. In the future, we expect to file additional applications to meet operational requirements. Further ITU filings may be required as well.

Intellectual Property

Our IP portfolio is expansive and technologically diverse, containing numerous and various innovations of the direct-to-cell satellite ecosystem from space to Earth. As of December 31, 2025, our IP portfolio consists of approximately 3,850 patent and patent pending claims worldwide, of which approximately 1,900 have been officially granted or allowed. We have 38 patent families worldwide and to date, we have 54 granted United States patents (53 of which we own and one of which is exclusively licensed to us) and at least two United States patent applications that have been indicated as allowable and ready for issue pending completion of patent office formalities. We also have approximately 35 currently pending United States patent applications. Moreover, we have 29 granted international patents providing protection in 17 different countries, including Europe, Australia, Canada, India, Japan, and South Korea, and 11 that have been indicated as allowable and ready for issue pending completion of patent office formalities. We have approximately 50 pending international patent applications in the countries noted above as well as under the Patent Cooperation Treaty.

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

We face competition from existing and new companies including SpaceX’s Starlink, which is developing satellite communications technology using LEO constellations to provide competitive services in the direct-to-device segment of the mobile satellite services industry. In addition, we face competition from existing service providers such as Inmarsat Global Limited (“Inmarsat”), Globalstar, Thuraya Telecommunications Co., Iridium Communications and Skylo that offer a range of mobile and fixed communications options. We believe the planned SpaceMobile Service will compete with the direct-to-device segment of the mobile satellite service sector by providing the ability to support Cellular Broadband data rates, utilize existing unmodified handsets and operate in virtually all of the low to mid-band spectrums used by MNOs today. In comparison, the mobile satellite service LEOs offered by some of our existing competitors are designed to support low data rate applications such as SOS.

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

Human Capital Management

As of December 31, 2025, we employed approximately 1,126 full-time and part-time employees worldwide, which included approximately 708 employees in the U.S. and approximately 418 employees in other jurisdictions, primarily Scotland, Spain, India and Israel. Additionally, we use independent contractors and external consultants to supplement our workforce. We view the strength of our leadership team and our talented colleagues around the world as a critical component of our future success. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements, which may automatically make our employees subject to industry-wide collective bargaining agreements. None of our U.S. employees are subject to any collective bargaining agreement. Generally, each employee is required to sign a confidentiality, non-disclosure and non-use agreement with us. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Our success depends, in part, on our continuing ability to identify, hire, attract, train, and develop our employees, and to maintain their well-being. Our ability to hire, attract and retain employees depends on our ability to provide competitive total compensation. Our compensation and benefit packages are designed to attract and retain employees and align the employees’ interests with our long-term success. We seek to align the interests of our employees and stockholders by providing long-term incentive programs such as awards of stock-based compensation to most of our employees. We generally make available the following benefits for our employees, including, but not limited to, a 401(k) retirement savings plan for our U.S. based employees, health insurance, flexible spending accounts, life insurance, long- and short-term disability, paid vacation, paid time off for holidays, sick time, and parental leave.

We are committed to providing a safe working environment for our employees. Our engineering and manufacturing facilities have injury prevention programs, and our procedures emphasize the need for the cause of injuries to be investigated and for action plans to be implemented to mitigate potential recurrence.

Available Information

Our Company's internet website address is www.ast-science.com. We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically, including us. We also make available on that website, and in print, if any stockholder or other person so requests, our “Code of Business Conduct and Ethics” applicable to all employees and Directors. Any waiver granted by us to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions under the Code of Business Conduct and Ethics and certain amendments to the Code of Business Conduct and Ethics will be posted on our Company’s internet website.

Item 1A. Risk Factors

You should carefully consider the risks described below together with the other information set forth in this report, which could materially affect our business, operations, financial condition and future results. The risks described below are not the only ones that we may face. Additional risks that are not currently known to us or that we currently consider immaterial may also impair our business, operations, financial condition or future results.

Risk Factor Summary

The following is a summary of the material risks that could adversely affect our business, operations, financial conditions and financial results.

Risks Related to Our Business and Industry

•
Our SpaceMobile Service is in development and may not be completed on time or at all and the costs associated with it may be greater than expected.
•
We may not be able to raise additional funds for continued operations, to initiate our SpaceMobile Service and for the Ligado Transaction when we need them on favorable terms or at all.
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
•
We will rely on MNOs and require regulatory approvals to access the spectrum we need to provide SCS service.
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
•
We could fail to achieve revenue from the SpaceMobile Service, or experience a decline in revenue, as a result of increasing competition from companies in the wireless communications industry, including wireless and other satellite operators, and from the extension of land-based communications services or new technologies.
•
We face competition from existing and potential competitors in the telecommunications industry, including terrestrial and satellite-based network systems.
•
We will be dependent on third parties to market and sell our products and services.
•
We rely on third parties for the supply of equipment, satellite components and launch services.
•
We and our suppliers rely on complex systems and components, which involve a significant degree of risk and uncertainty in terms of operational performance and costs.
•
We face risks related to our international operations, including global economic conditions and exchange rate fluctuations.
•
Pursuing strategic transactions could cause us to incur additional risks.
•
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
•
Our satellites may experience operational problems, which could affect our ability to provide an acceptable level of service to the end-users.
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
•
Our intellectual property applications for registration may not be granted or registered, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.
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

Risks Related to Our Pending Ligado Transaction

•
The Ligado Transaction may not be consummated, and may be impacted by ongoing litigation.
•
Our shareholders may experience additional dilution due to the consideration which we would be required to pay to Ligado in the transaction.
•
We may fail to realize the anticipated benefits of the Ligado Transaction.
•
The debt financing raised in connection with the Ligado Transaction poses risks for AST and its shareholders.
•
Once the Ligado Transaction closes, AST will face regulatory, technological and adoption risks with respect to use and access to Ligado’s spectrum.

Risks Related to Our Organizational Structure

•
The multi-class structure of our Common Stock has the effect of concentrating voting power with our founder, Chairman and Chief Executive Officer, which will limit an investor’s ability to influence the outcome of important transactions, including a change of control.

Risks Related to Tax

•
The Tax Receivable Agreement requires us to make cash payments to the TRA Holders in respect of certain tax benefits and such payments may be substantial.

Risks Related to Owning our Class A Common Stock

•
Our stockholders may experience future dilution as a result of future equity offerings, exercise of penny warrants, and conversion of convertible notes and such dilution may be substantial.
•
If we are unable to raise additional capital in the future, it may result in our independent registered public accounting firm or management expressing substantial doubt about our ability to continue as a going concern in future financial statements.
•
Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
•
Provisions in our organizational documents and certain rules imposed by regulatory authorities may discourage lawsuits against our directors and officers.

Risks Related to Our Business and Industry

Our SpaceMobile Service is in development and may not be completed on time or at all and the costs associated with it may be greater than expected.

Costs of the design, assembly, integration, testing and launch of satellites and related components and ground infrastructure, as well as operating costs, are substantial. There can be no assurance that we will complete the SpaceMobile Service and related infrastructure, products and services on a timely basis, on budget or at all. Design, assembly and launch of satellite systems are highly complex and historically have been subject to frequent delays and cost over-runs. For example, the BW3 launch was delayed, the BW3 development costs exceeded initial estimates, BW3 testing took longer than expected, and the launch of the Block 1 BB satellites and BB6 were delayed. Development of the SpaceMobile Service, which is utilizing new technology, may continue to suffer from delays, interruptions or increased costs due to many factors, some of which may be beyond our control, including:

•
the failure of the SpaceMobile Service to work as expected as a result of technological or manufacturing and assembling difficulties, design issues or other unforeseen matters;
•
lower than anticipated demand and acceptance for the SpaceMobile Service and mobile satellite services in general;
•
our inability to obtain capital in the public and private markets to finance the SpaceMobile Service and related infrastructure, products and services beyond the currently funded constellation size on acceptable terms or at all;
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
•
delay or non-performance by third-party contractors or suppliers;
•
the inability to develop or license necessary technology on commercially reasonable terms or at all;
•
launch delays or failures or deployment failures or in-orbit satellite failures, including collisions and destruction of one or more satellites once launched;
•
the inability to reach commercially viable cooperative agreements to license spectrum with one or more MNOs;
•
the inability to negotiate commercially viable agreements with mobile network operators relating to the SpaceMobile Service that would supersede memoranda of understanding;
•
labor disputes or disruptions in labor productivity or the unavailability of skilled labor;
•
increases in the costs of materials or services, including due to tariffs and inflation;
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

We may not be able to raise additional funds for continued operations, to initiate our SpaceMobile Service and for the Ligado Transaction when we need them on favorable terms or at all.

We will need to raise significant additional capital for operating and capital expenditures to design, assemble and launch additional BB satellites beyond the currently funded constellation size and in order to enhance coverage and system capacity in response to incremental market demand.

We currently estimate the average capital costs, consisting of direct materials and launch costs, for a constellation of over 90 Block 2 BB satellites to be approximately $21.0 million to $23.0 million per satellite, with initial launches higher than that range and trending down over time as we optimize payloads and launch terms and evaluate a multitude of launch opportunities on an ongoing basis. These estimates exclude cost of certain initial satellites used to validate satellite performance and operations. We have entered into launch agreements with multiple launch service providers that will enable us to continue our planned launch campaign to launch over 60 Block 2 BB satellites. We have commenced our launch campaign with the launch of BB6 on December 23, 2025 and plan to launch approximately 45 to 60 Block 2 BB satellites by the end of 2026. While launch agreements for our satellites are critical in facilitating our ability to provide the SpaceMobile Service, these agreements and future agreements, once executed, increase our financial risks significantly.

We intend to seek to raise additional capital to fund the design, assembly and launch of additional BB satellites beyond the currently funded constellation size and the operation of the commercial services through the issuance of equity, equity-linked or debt securities (secured or unsecured), secured or unsecured loans or other debt facilities, and credit from government or financial institutions or commercial partners, including through our at-the-market programs. Our ability to access the capital markets during this period may require us to modify our current expectations.

In March 2025, our subsidiaries AST & Science, LLC (“AST LLC”) and Spectrum USA I, LLC (“SpectrumCo”) entered into agreements with Ligado Networks LLC under which we will receive long-term access to up to 45 MHz of lower mid-band spectrum in the United States for direct-to-device satellite applications (the “Ligado Transaction”). The agreements were entered into as part of the restructuring of Ligado LLC, which together with certain of its direct and indirect subsidiaries (together with Ligado Networks LLC, “Ligado”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on January 5, 2025. The Bankruptcy Court approved the Ligado Transaction on June 23, 2025 and confirmed Ligado’s Chapter 11 plan of reorganization (the “Ligado Chapter 11 Plan”) on or about September 29, 2025.

Pursuant to the Ligado Transaction, we agreed to pay Ligado consideration totaling $550.0 million in cash and, provided that the Ligado Chapter 11 Plan has been confirmed and the financial sponsors of Ligado provide a backstop to Ligado that is acceptable to the Company in support of a full refund of payments by Ligado in the event applicable regulatory approvals are not obtained and the closing does not occur (the “Backstop Commitment”), of such amount $535.0 million will be paid to Ligado for the benefit of Inmarsat as follows: $420.0 million on October 31, 2025, $100.0 million on March 31, 2026 and $15.0 million upon receipt of specified regulatory approvals and the closing of the Ligado Transaction. The remaining $15.0 million will be paid directly to Ligado upon closing of the Ligado Transaction. We have made the first $420.0 million payment to Ligado for the benefit of Inmarsat, which was required to be made by October 31, 2025. The $520 million Backstop Commitment has been memorialized in an amendment to Ligado’s debtor-in-possession financing arrangements and has been approved by the Bankruptcy Court. The funds under the $520 million Backstop Commitment will be available to be drawn by Ligado in the event the applicable regulatory approvals are not obtained in accordance with the definitive documents between us and Ligado, and is subject to the satisfaction of certain other conditions. The proceeds of the Backstop Commitment can only be used to refund us for the amounts that we paid to Ligado for the benefit of Inmarsat prior to receipt of the applicable regulatory approvals.

In connection with the Ligado Transaction, BackstopCo, LLC, a subsidiary of AST LLC (“BackstopCo”), entered into a loan agreement with UBS AG, Stamford Branch, as lender (the “UBS Loan Agreement”) on October 31, 2025, under which we undertook a cash collateralized term loan in an aggregate principal amount of $420.0 million, to finance the first $420.0 million payment to Ligado for the benefit of Inmarsat. Additionally, in connection with the Ligado Transaction, SpectrumCo entered into the $550 million Sound Point Credit Facility. The availability of the delayed-draw term loan under the Sound Point Credit Facility to SpectrumCo is subject to satisfaction of certain conditions, including, among others, receipt of regulatory approvals and the closing of the Ligado Transaction.

There can be no assurance that additional funds will be available to us on favorable terms or at all, including in connection with the Ligado Transaction. If we cannot raise additional funds beyond the currently funded constellation size when needed in the future, our financial condition, results of operations, business and prospects will be materially and adversely affected, including as a result of the need to cancel launch agreements and related incurrence of significant termination fees to cancel those launch agreements. We will need to raise significant additional capital for operating and capital expenditures to design, assemble and launch additional BB satellites beyond the currently funded constellation size and in order to enhance coverage and system capacity in response to incremental market demand.

We will incur significant expenses and capital expenditures in the future to execute our business plan and develop the SpaceMobile Service, and we may be unable to adequately forecast or control our expenses.

We will incur significant expenses and capital expenditures in the future to further our business plan and develop the SpaceMobile Service, including expenses and capital expenditures to:

•
design, develop, assemble and launch our satellites;
•
design and develop the components of the SpaceMobile Service;
•
maintain our long-term access to up to 45 MHz of lower mid-band spectrum;
•
conduct research and development;
•
purchase raw materials and components;
•
launch and test our systems;
•
expand our design, development, production, maintenance and repair capabilities;
•
protect our intellectual property rights; and
•
increase our headcount, manufacturing capacity and other general and administrative functions to support our growing operations.

Because we will incur much of the costs and expenses from these efforts before we receive any revenues with respect to the SpaceMobile Service, our losses in future periods will be significant. Also, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in anticipated revenues, which would further increase our losses. Our ability to become profitable in the future will not only depend on our ability to successfully launch additional satellites and build the SpaceMobile Service, but also our ability to control costs. If we are unable to efficiently design, assemble, launch and operate our satellites or experience significant delays during such development, our margins, profitability and prospects could be materially and adversely affected.

We have a history of losses and may never become profitable.

We incurred a net loss attributable to common stockholders of $341.9 million for the year ended December 31, 2025 and have incurred net losses attributable to common stockholders of approximately $831.7 million from our inception through December 31, 2025. To date, we have not generated any revenues from our SpaceMobile Service.

We will continue to incur operating and net losses each quarter until we begin generating significant revenue as a result of the planned launch of our SpaceMobile Service and may continue to incur operating or net losses even after we begin generating significant revenue. The likelihood of success of our business plan must be considered in light of the substantial challenges, expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the competitive environment in which we operate. The development of a satellite-based Cellular Broadband network and related intellectual property is a speculative undertaking, involves a substantial degree of risk, is a capital-intensive business and may ultimately fail. If we cannot successfully execute our plan to develop the SpaceMobile Service, our business may not succeed.

Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of the SpaceMobile Service, which may not occur. Even if we are able to successfully develop the SpaceMobile Service, there can be no assurance that it will be commercially successful and become profitable on a sustained basis, if at all. We expect to have quarter-to-quarter fluctuations in expenses and capital expenditures, some of which could be significant, due to research, development, manufacturing and assembly expenditures and the investments required to design, assemble and launch the SpaceMobile Service constellation of satellites and to maintain our long-term access to up to 45 MHz of lower mid-band spectrum.

Contracts with the U.S. government subject us to risks including early termination, audits, investigations, sanctions and penalties.

While we currently derive limited revenue from existing contracts with the U.S. government either directly or through prime contractors, we may enter into additional contracts with the U.S. government in the future directly or through prime contractors. U.S. government contracts subject us to statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation, which governs aspects of U.S. government contracting, including contractor qualifications and acquisition procedures. These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source. In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

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

Our services are highly regulated.

Before we begin providing full commercial service in the United States, we will need a grant of the remaining aspects of our Modification Application. We expect that, if approved, the FCC will apply routine conditions that will govern our operations. However, we cannot be sure that additional regulatory approvals will be forthcoming or, if received, that they will be issued in a timely manner and on terms and conditions that will allow us to meet our business plan. We are also required to meet certain launch and operational milestones for our satellite constellation. If we do not meet those milestones, we risk losing access to some of our spectrum. To commence commercial service outside the United States, we will need to obtain additional approvals from the relevant non-U.S. regulatory authorities. If we are unable to obtain such regulatory approvals, we would not be able to operate in those jurisdictions. Additionally, government regulators, including the FCC, may adopt expansive views of the scope of their regulatory authority and impose additional regulatory requirements on us. Government regulators may also decide to reallocate spectrum for other uses, making our access to the spectrum more difficult.

We will rely on MNOs and require regulatory approvals to access the spectrum we need to provide SCS service.

Our NGSO satellite constellation is designed to deliver service over spectrum allocated for satellite use and spectrum allocated for terrestrial use. The FCC and regulators in each country where we plan to offer service will need to approve our use of the spectrum. Obtaining such approval may involve asking for waivers of certain regulatory rules or requirements or spectrum allocations. For spectrum allocated for terrestrial use, we will also need to reach commercial agreements with MNOs under which they will agree to provide us with access to their spectrum on suitable terms and conditions. In addition, although we have entered into agreements with MNOs including, but not limited to, AT&T, Verizon, Vodafone, and STC to provide SCS service, we cannot be sure that further commercial agreements with MNOs can be reached or that the terms of such agreements will allow us to provide service for a sufficient period of time or on terms and conditions that will allow us to meet our business plan.

We have a limited operating history and operate in a rapidly evolving industry, which makes it difficult to evaluate our business and future prospects and increases the risk of your investment.

Formed in May 2017, we have a limited operating history in the satellite communications industry, which is rapidly evolving. As a result, there is limited information on which investors can base an evaluation of our business, strategy, operating plan, results and prospects. We intend to derive a substantial portion of our revenues from the SpaceMobile Service, which is still in development. There are also no assurances that we will be able to secure future business, or to convert existing memoranda of understanding into definitive commercial agreements, with MNOs who are in turn expected to market and sell the SpaceMobile Service to their existing customers as the end users.

It is difficult to predict future revenues and expenses, and we have limited insight into trends that may emerge and affect our business. We are an early stage company facing substantial business and operational risks, including a relatively untested market strategy, all of which makes forecasting future business results particularly difficult and results in a significant level of execution risk.

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

Our success also depends, in part, on our continuing ability to identify, attract, hire, train and develop other highly qualified personnel, in particular engineers. Experienced and highly skilled employees are in high demand and competition for these employees can be intense. Our ability to attract, hire and retain them depends on our ability to provide competitive compensation. Because our satellites are based on a different technology platform than traditional LEO satellites, individuals with sufficient training in our technology may not be available to hire, and as a result, we will need to incur significant time and expense training the employees we do hire. In addition, there may be concerns regarding new employees’ unauthorized disclosure of competitors’ trade secrets, which could result in litigation or prevent us from fully engaging newly hired members of our workforce. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our business strategy. Any failure by our management team and our employees to perform as expected may have a material adverse effect on our business, prospects, financial condition and operating results.

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

We could fail to achieve revenue from the SpaceMobile Service, or experience a decline in revenue, as a result of increasing competition from companies in the wireless communications industry, including wireless and other satellite operators, and from the extension of land-based communications services or new technologies.

We may face increased competition from new competitors, new technologies or new equipment, including new LEO constellations and expansion of existing geostationary satellite systems, new technology that could eliminate the need for a satellite system or redeployment of existing technologies to serve the direct to cellular handset market. Satellite service providers or others that rely on satellites for their business purposes and end markets, including us, face a challenging industry as evidenced by the past bankruptcies of OneWeb and Intelsat. The provision of satellite-based services and products is subject to downward price pressure when capacity exceeds demand. In addition to satellite-based competitors, terrestrial voice and data service providers, both wireline and wireless, could further expand into rural and remote areas and provide the same general types of services and products that we intend to provide. Although satellite communications services and terrestrial communications services are not perfect substitutes, the two compete in some markets and for some services, and this competition could increase if the SpaceMobile Service proves successful. Consumers generally perceive terrestrial wireless voice communication products and services as less expensive and more convenient than those that are satellite-based. As a result of competition, we may not be able to successfully launch the SpaceMobile Service or products, retain our customers and attract new customers.

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

We face competition from existing and new companies including SpaceX’s Starlink, which is developing satellite communications technology using LEO constellations to provide competitive services in the direct-to-device segment of the mobile satellite services industry. In addition, we face competition from existing service providers such as Inmarsat, Globalstar, Thuraya Telecommunications Co., Iridium Communications and Skylo that offer a range of mobile and fixed communications options.

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

Some of these competitors, as well as other existing companies that may seek to enter the markets we serve, may have larger amounts of capital and other resources, including launch capacity, have access to financing and capital resources on more advantageous terms, and provide more efficient products or services than we will be able to provide, any of which could reduce our market share and adversely affect our revenues and business.

We will be dependent on third parties to market and sell our products and services.

We expect to rely on MNOs to market and sell our products and services to end users and to determine the prices end users pay. As a result of these arrangements, we will be dependent on the performance of our commercial partners to generate most of our revenue. Such commercial partners will operate independently of us, which exposes us to significant risks. Commercial partners may not commit the necessary resources to market and sell our products and services and may also market and sell competitors’ products and services. Also, such commercial partners may not comply with the laws and regulatory requirements in their local jurisdictions, which could limit their ability to market or sell our products and services.

We are currently party to a number of preliminary agreements and understandings with certain MNOs. However, before we can offer the service in those jurisdictions, we will need to negotiate definitive commercial agreements with those MNOs, which would supersede these preliminary agreements and understandings. There can be no assurance that we will be able to negotiate such definitive commercial agreements on terms acceptable to us. Also, many of these preliminary agreements and understandings will need to be renewed as their terms may end before we launch the SpaceMobile Service. If current or future commercial partners do not perform adequately or agree to commercially reasonable terms acceptable to us, we may be unable to achieve our targeted revenue in these markets or enter new markets, and we may not realize our expected growth, and our brand image and reputation could be damaged.

We rely on third parties for the supply of equipment, satellite components and launch services.

Our business depends in large part on our ability to execute our plans to assemble, integrate and test our satellites and components and timely launch our satellites. We rely on a limited number of suppliers and launch providers to supply and produce certain highly-technical components and launch our satellites. Any failure of these suppliers and launder providers or others to perform could require us to seek alternative suppliers and launch providers or to expand our production capabilities to produce certain components in house; however, given the highly-technical nature of some of our components and technical specifications of our satellites, there is no guarantee that we will be able to find alternative suppliers and launch providers timely or at all or expand our own production capacity, which could cause us to incur additional costs and have a negative impact on our cost or supply of components and timing of our planned launches. Also, production or logistics in supply or production areas and launch sites or transit to final destinations can be disrupted for a variety of reasons, including natural and man-made disasters, information technology system failures, transportation difficulties, commercial disputes, military actions, economic, business, labor, environmental, public health or political issues or international trade disputes. If our suppliers and launch providers terminate their relationships with us, fail to provide equipment or services on a timely basis, or fail to meet performance expectations, we may be unable to launch satellites in a timely manner or provide products or services to customers in a competitive manner, which could in turn negatively affect our financial results and reputation.

Our continued development of our SpaceMobile Service is and will be subject to risks, including with respect to:

•
securing necessary components on acceptable terms, in a timely manner and that meet our quality expectations;
•
delays in delivery of final component designs to our suppliers;
•
our ability to attract, recruit, hire and train skilled employees;
•
quality controls;
•
legal or regulatory limitations placed on our launch providers as a result of geopolitical actions or otherwise;
•
satellite launch or deployment failures;
•
negotiation of agreements with launch providers;
•
the availability of launch providers that can accommodate the technical specifications of our satellites, proposed orbits and resulting satellite coverage, and proposed launch timing;
•
delays or disruptions in supply chain; and
•
other delays and cost overruns.

We do not know whether we will be able to develop efficient, automated, low-cost production capabilities and processes and reliable sources of supply for technical components and launch capacity that will enable us to successfully operate our SpaceMobile Service. Any failure to develop such production processes and to secure such manufacturing and launch capabilities within our projected costs and timelines could have a material adverse effect on our business, prospects, financial condition and operating results.

We and our suppliers rely on complex systems and components, which involve a significant degree of risk and uncertainty in terms of operational performance and costs.

We and our suppliers rely on complex systems and components for the operation and assembly of our satellites, which involves a significant degree of uncertainty and risk in terms of operational performance and costs. These components could suffer unexpected malfunctions from time to time and could require repairs and spare parts to resume operations, which may not be readily available when needed. Unexpected malfunctions of these components could significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as scarcity of natural resources, environmental hazards and remediation, difficulty or delays in obtaining governmental permits, damages or defects in various components, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it could result in monetary losses, delays, unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all of which could have a material adverse effect on our business, prospects, financial condition or operating results.

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
•
changes in laws and policies affecting trade and investment in other jurisdictions;
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
•
foreign currency exchange rate fluctuations and exchange controls; and
•
ongoing compliance with the U.S. Foreign Corrupt Practices Act, U.S. export controls, anti-money laundering and trade sanction laws, and similar anti-corruption and international trade laws in other countries.

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

We have and may continue to pursue acquisitions, joint ventures or other strategic transactions from time to time. We may face costs and risks arising from any such transactions, including integrating a new business into our business or managing a joint venture. These risks could include adverse legal, organizational and financial consequences, loss of key customers and distributors, and diversion of management’s time.

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

Our debt agreements contain, and any future indebtedness of ours may contain, a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

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

A breach of the covenants or restrictions under our debt agreements could result in an event of default under the applicable agreements. Such a default could allow the creditors to accelerate the related debt and could result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. Furthermore, if we were unable to repay the amounts due and payable, the lenders could proceed against the collateral granted to them to secure that indebtedness which, in certain cases, constitutes a majority of our manufacturing assets. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

Servicing our debt requires cash that would otherwise be used to fund our business plan, and we may not have sufficient cash flow from our business to pay our debt.

As of December 31, 2025, we have approximately $2.3 billion in debt outstanding. Our ability to make scheduled payments of interest on or refinance our debt obligations depends on our financial condition and operating performance.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our debt instruments restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

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

We rely on third parties to launch our satellites. If we fail to find third parties to launch our satellites or if the third parties fail to perform or delay their performance, the SpaceMobile Service may not be made operational in the anticipated timeframe or at all. There are a limited number of third parties with the capabilities to launch our satellites, some of which have launched services that could compete with the SpaceMobile Service and some of which only have a limited track record of being capable of launching our satellites. We have entered into launch agreements with multiple launch service providers which will enable us to continue our planned launch campaign to launch over 60 Block 2 BB satellites. We have commenced our launch campaign with the launch of BB6 on December 23, 2025 and plan to launch approximately 45 to 60 Block 2 BB satellites by the end of 2026, at a cadence of one launch approximately every one to two months on average. We do not presently have long-term contracts with third parties to launch all of the satellites which we intend to launch.

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

We have and expect to continue to insure the launch of all or a portion of our satellites to operate the SpaceMobile Service as intended, but do not intend to insure our satellites once they are launched for their remaining in-orbit operational lives. Launch insurance currently costs approximately 3.0% to 20.0% of the insured value of the satellite (including launch costs) but will vary depending on market conditions and the safety record of the launch vehicle. In the future, we may choose not to insure every launch or to only partially insure some or all launches. Even if a lost satellite is fully insured, acquiring a replacement satellite may be difficult and time consuming. Furthermore, the insurance does not cover lost revenue.

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

Our satellites may experience operational problems, which could affect our ability to provide an acceptable level of service to the end-users.

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

Our products and services are subject to the risks inherent in a global, complex telecommunications system employing advanced technology and heavily regulated by, among others, the FCC and similar authorities internationally. Any disruption to our satellites, services, information systems or telecommunications infrastructure, or regulatory compliance issues, could result in the inability or reduced ability of end-users to receive services for an indeterminate period of time. These end-users may include government agencies conducting mission-critical work throughout the world, as well as consumers and businesses located in remote areas of the world and operating under harsh environmental conditions where traditional telecommunications services may not be readily available. Any disruption to the SpaceMobile Service or extended periods of reduced levels of service could cause us to lose customers or revenue, result in delays or cancellations of future implementations of our products and services, result in failure to attract customers, or result in litigation, customer service or repair work that would involve substantial costs and distract management from operating our business. The failure of any of the diverse elements of the planned SpaceMobile Service, including our satellites, to function as required could render the SpaceMobile Service unable to perform at the quality and capacity levels required for success. Any system failures, repeated product failures or shortened product life, or extended reduced levels of service could reduce our expected sales, increase costs, or result in warranty or liability claims or litigation, and harm our business.

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

Our intellectual property applications for registration may not be granted or registered, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application with respect to the same subject matter as we have, we may not be entitled to the protection sought by the patent application. We also cannot be certain whether the claims included in a patent application will ultimately be allowed in the applicable issued patent. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will be granted, or that our issued patents will afford sufficient protection against competitors with similar technology. Also, our competitors may design around our issued patents, which could adversely affect our business, prospects, financial condition and operating results.

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

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our ability to compete for business, manage our risks, and protect our customers and our reputation. Our network and those of our third-party service providers and MNOs may be vulnerable to unauthorized access, computer attacks, viruses and other security problems. Persons who circumvent security measures could wrongfully access and obtain or use information on our network or cause service interruptions, delays or malfunctions in our devices, services or operations, any of which could harm our reputation, cause demand for our products and services to fall, and compromise our ability to pursue our business plan. There have been reports of a number of significant, widespread security attacks and breaches that have compromised network integrity for many companies and governmental agencies, in some cases reportedly originating from outside the United States. Also, there are reportedly private products available in the market today that may attempt to unlawfully intercept communications made using our network. We may be required to expend significant resources to respond to, contain, remediate, and protect against these attacks and threats, including compliance with applicable data breach and security laws and regulations, and to alleviate problems, including reputational harm and litigation, caused by these security incidents. In the event of such a security incident, our customer contracts may not adequately protect us against liability to third parties with whom our customers conduct business. Although we have implemented and intend to continue to implement security measures, these measures may prove to be inadequate. These security incidents could have a significant effect on our systems, devices and services, including system failures and delays, that could limit network availability, harm our business and our reputation, and result in substantial liability.

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

In addition, over the last several years, the U.S. government has shut down at times, including the extended government shutdown that began on October 1, 2025 and ended on November 13, 2025. If a prolonged government shutdown occurs in the future, including as a result of reaching the debt ceiling, it could significantly impact the ability of federal agencies to perform normal business functions on which the operation of our business may rely, including the ability of the FCC, the U.S. Department of Commerce and others to timely review and process our regulatory submissions, any of which could have a material adverse effect on our business.

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

Risks Related to Our Pending Ligado Transaction

The Ligado Transaction may not be consummated, and may be impacted by ongoing litigation.

On January 5, 2025, our subsidiary, AST LLC, entered into a binding agreement with Ligado with respect to the Ligado Transaction (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below), under which we will receive long-term access to up to 45 MHz of lower mid-band spectrum in the United States and Canada for direct-to-device satellite operations and access to capacity on Ligado’s satellites. On June 13, 2025, we announced a Settlement Term Sheet (the “Settlement Term Sheet”) among various parties including the Company, Ligado, Viasat, Inc. and Inmarsat Global Limited (“Inmarsat”). On June 23, 2025, the Bankruptcy Court approved the transactions contemplated in the Settlement Term Sheet. On or about September 29, 2025, the Bankruptcy Court confirmed Ligado’s Chapter 11 plan.

Notwithstanding execution of the binding agreement and the approval of the Bankruptcy Court, there can be no assurance that the Ligado Transaction will be consummated. The Ligado Transaction is subject to a number of conditions, including satisfaction of the closing conditions contained in the definitive documentation and the receipt of satisfactory regulatory approvals required for the proposed use of the spectrum.

Our ability to obtain regulatory approval for the Ligado Transaction may also be impacted by pending litigation with Inmarsat Global Limited (“Inmarsat”). In June 2025 we entered into a settlement agreement with Ligado and Inmarsat (the “Mediated Agreement”), which was subsequently approved by the Bankruptcy Court and is binding on the parties to the Mediated Agreement. The Mediated Agreement provides, among other things, that Inmarsat will provide certain regulatory support for the Ligado Transaction. However, rather than perform its regulatory support obligations, Inmarsat filed an action in New York State Supreme Court (such action the “New York State Action”) in December 2025. In January 2026, we and Ligado filed motions before the Bankruptcy Court seeking to compel Inmarsat to perform its regulatory support obligations in accordance with the Mediated Agreement. In January 2026, the Bankruptcy Court granted our motion and Ligado’s motion and ordered Inmarsat to dismiss the New York State Action and to comply with its obligations under the Mediated Agreement, including by providing regulatory support before the Federal Communications Commission. Inmarsat has appealed the matter to the United States District Court for the District of Delaware. If the Bankruptcy Court’s ruling requiring Inmarsat to provide regulatory support is overturned on appeal, this could materially impair our ability to obtain regulatory approval for the Ligado Transaction.

We also have the right to terminate the Ligado Transaction if the resolution of certain Ligado litigation materially adversely impacts our use of Ligado’s L-band spectrum. Any failure to consummate the Ligado Transaction would have a material adverse effect on our business, financial condition and results of operations.

Our shareholders may experience additional dilution due to the consideration which we would be required to pay to Ligado in the transaction.

Our shareholders may experience additional dilution due to the consideration which we are required to pay to Ligado in the Ligado Transaction. In March 2025 we issued to Ligado penny warrants exercisable for approximately 4.7 million shares of our Class A Common Stock. These shares are subject to a 12-month lock-up, which was waived by us in February 2026.

In addition, we may elect to pay certain sublease spectrum amounts payable under the sublease with Crown Castle MM Holding LLC in either cash or shares of Class A Common Stock, and we may elect to pay the annual spectrum usage fee owed to Ligado in cash or shares of Class A Common Stock. The total of the Crown Castle annual payment and the annual spectrum usage fee payment owed to Ligado payable by us that we have the option to pay in shares of our Class A Common Stock is approximately $96.0 million as of December 31, 2025.

These equity issuances, including the issuance of shares of Class A Common Stock upon the exercise of Ligado’s penny warrants and our election to pay sublease spectrum amounts and annual spectrum usage fees in the form of Class A Common Stock, would cause our shareholders to experience significant dilution and may have an adverse impact on the trading price of our Class A Common Stock.

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

If the Ligado Transaction is consummated, the benefits of the Ligado Transaction will be subject to integration, technology and regulatory risks and our ability to develop the user ecosystem. For example, integrating use of the Ligado assets into our business may be disruptive for our business and could divert management’s attention. In addition, once we acquire the rights to use Ligado’s assets, we may discover issues with its technology that we had not detected in connection with our due diligence review of Ligado. Moreover, Ligado’s satellites and other assets could fail or otherwise not operate as intended, which may prevent us from being able to use capacity on Ligado’s satellites and to integrate that use with our other satellite systems. Additionally, if we are unable to adequately develop the user ecosystem, the Ligado Transaction may not enhance our service offerings. As a result of the foregoing, there is no assurance that we will realize the anticipated benefits of the Ligado Transaction.

The debt financing raised in connection with the Ligado Transaction poses risks for AST and its shareholders.

In order to finance a portion of the consideration owed in connection with the Ligado Transaction, on July 15, 2025, SpectrumCo entered into a credit agreement with Sound Point Agency LLC, as administrative agent and collateral agent, and the lenders from time to time party thereto which provides for a senior secured delayed-draw term loan facility in an aggregate principal amount of $550.0 million (the “Sound Point Credit Agreement”). SpectrumCo’s ability to draw the full amount of the loan under the Sound Point Credit Agreement is subject to the satisfaction of a number of conditions precedent, including receipt of regulatory applications currently pending before the Federal Communications Commission, which, for various reasons, may not occur.

We are subject to additional risks related to the Sound Point Credit Agreement. The Sound Point Credit Agreement will be secured by substantially all of Spectrum Co’s assets (which will include the spectrum usage rights acquired from Ligado in the Ligado Transaction) and the assets of a newly formed subsidiary of AST that will purchase and collect the receivables associated with the revenues generated from use of the L-band spectrum (“RevenueCo”), and such assets would therefore not be available for other potential senior secured financing by AST. Moreover, the Sound Point Credit Agreement will require significant debt service over the life of the loan, reducing the cashflow available to AST from the acquired spectrum usage rights.

The Sound Point Credit Agreement also contains numerous affirmative and negative covenants. Any failure to comply with these covenants could result in an event of default, which, once the loan has been drawn, would enable the lenders under the Sound Point Credit Agreement to take all actions permitted by senior secured creditors, including taking control of the collateral which will secure the facility (consisting of substantially all of the assets of SpectrumCo and RevenueCo). Additionally, if we are unable to adequately develop the user ecosystem, the Ligado Transaction may not enhance our service offerings. Any such event of default and seizure of collateral by the secured lenders could have a material adverse effect on our business, financial condition and results of operations.

Additionally, in order to finance the first $420.0 million payment to Ligado for the benefit of Inmarsat, on October 31, 2025, BackstopCo entered into a loan agreement with UBS AG, Stamford Branch, as lender (the “UBS Loan Agreement”). The UBS Loan Agreement provides for a cash collateralized term loan facility (the “UBS Loan Facility”) in an aggregate principal amount of $420.0 million. BackstopCo is required to maintain cash or cash equivalents on deposit or credited to its collateral account in an amount equal to (or in excess of) 102.0% of the outstanding principal amount of the loan under the UBS Loan Facility. The UBS Loan Facility is further secured by substantially all of BackstopCo’s assets (which includes the right to receive the refund amount from Ligado in the event the applicable regulatory approvals are not obtained). Such assets are not available for other potential senior secured financings by AST.

The UBS Loan Agreement contains numerous affirmative and negative covenants and mandatory prepayment events. Any failure to comply with these covenants could result in an event of default, which would allow the lenders under the UBS Loan Facility to take control of the collateral. Any such seizure of collateral could have a material adverse effect on our business, financial condition and results of operations.

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

As of February 26, 2026, Mr. Avellan and his permitted transferees hold all of the Class C Common Stock, which prior to the Sunset Date will entitle such holders to cast the lesser of 10 votes per share and the Class C Share Voting Amount, the latter of which is a number of votes per share equal to (1) (x) an amount of votes equal to 88.31% of the total voting power of our outstanding voting stock, minus (y) the total voting power of our outstanding capital stock (other than Class C Common Stock) owned or controlled by Mr. Avellan and his permitted transferees, divided by (2) the number of shares of our Class C Common Stock then outstanding. As a result, as of February 26, 2026, Mr. Avellan and his permitted transferees control approximately 72.0% of the combined voting power of our Common Stock, and may control a majority of our voting power so long as the Class C Common Stock represents at least 9.1% of our total Common Stock. As a result of Mr. Avellan and his permitted transferees’ holdings, we qualify as a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our Board of Directors consist of independent directors, (ii) we have a compensation committee that is composed entirely of independent directors and (iii) director nominees be selected or recommended to the board by independent directors.

We rely on certain of these exemptions. As a result, we do not have a majority of our Board of Directors consisting of independent directors and our directors were not nominated or selected solely by independent directors. We may also elect to rely on the other exemptions so long as we qualify as a controlled company. To the extent we rely on any of these exemptions, holders of our Class A Common Stock will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

The multi-class structure of our Common Stock has the effect of concentrating voting power with our founder, Chairman and Chief Executive Officer, which will limit an investor’s ability to influence the outcome of important transactions, including a change of control.

Holders of shares of our Class A Common Stock are entitled to cast one vote per share of Class A Common Stock, while holders of shares of our Class C Common Stock are (1) prior to the Sunset Date, entitled to cast the lesser of (x) 10 votes per share and (y) the Class C Share Voting Amount and (2) from and after the Sunset Date, entitled to cast one vote per share. As of February 26, 2026, Mr. Avellan and his permitted transferees controlled approximately 72.0% of the combined voting power of our Common Stock as a result of their ownership of all of our Class C Common Stock. Accordingly, given we do not intend to issue additional Class C Common Stock in the future, Mr. Avellan will be able to exercise control over all matters requiring our stockholders’ approval, including the election of our directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Avellan may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control could have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and could ultimately affect the market price of shares of our Class A Common Stock.

Our multi-class structure may adversely affect the stock price of our Class A Common Stock.

Our multi-class structure will likely result in a lower or more volatile market price of Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have in the past announced restrictions on including companies with multi-class share structures in certain of their indices. For example, from July 2017 to April 2023, S&P Dow Jones excluded newly public companies utilizing dual or multi-class capital structures from the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Indices have discretion to reassess and implement such policies with respect to multi-class differing voting right structures. Under any such policies, our multi-class structure could make us ineligible for inclusion in any of these indices. In addition, several stockholder advisory firms have announced their opposition to the use of multi-class structures. As a result, the multi-class structure of our capital stock may prevent the inclusion of our Class A Common Stock in these indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A Common Stock. Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the trading price of our Class A Common Stock. As a result, the market price of shares of our Class A Common Stock could be adversely affected.

We are a holding company and rely primarily on distributions from AST LLC to fund our operations.

We are a holding company, and our principal asset is our interest in AST LLC. Accordingly, all of our operations and activities relate to the operations and activities of AST LLC. We do not have independent means of generating revenue or cash flow, and our ability to pay our taxes, operating expenses, service our debt, and pay any dividends in the future is dependent upon the financial results and cash flows of AST LLC. There can be no assurance that AST LLC will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants under debt instruments, will permit such distributions. If AST LLC does not distribute sufficient funds to us to pay our taxes or other liabilities, we may default on contractual obligations or need to borrow additional funds, which may not be available. In the event that we are required to, and able to, borrow additional funds it could adversely affect our liquidity and subject us to additional restrictions imposed by lenders. The inability of AST LLC to make distributions in an amount sufficient to enable us to meet our cash requirements at the holding company level could have an adverse effect on our operations.

Risks Related to Tax

Our principal asset is our interest in AST LLC, and accordingly we depend on distributions from AST LLC to make any payments required to be made by us under the Tax Receivable Agreement.

AST LLC is treated as partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated, for U.S. federal income tax purposes, to the holders of AST Common Units and Incentive Equity Units. Under the terms of the A&R Operating Agreement, AST LLC is obligated to make pro rata tax distributions to holders of AST Common Units and Incentive Equity Units calculated at certain assumed rates. In addition to tax expenses, we will also incur expenses related to our operations, including payment obligations under the Tax Receivable Agreement, which could be significant and some of which will be reimbursed by AST LLC (excluding payment obligations under the Tax Receivable Agreement). For so long as we are Managing Member (as defined in the A&R Operating Agreement) of AST LLC, we intend to cause AST LLC to make ordinary distributions and tax distributions to the holders of AST Common Units and Incentive Equity Units on a pro rata basis in amounts sufficient to enable us to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by us. However, AST LLC’s ability to make such distributions may be subject to various limitations and restrictions, including retention of amounts necessary to satisfy the obligations of AST LLC and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained in AST LLC’s debt agreements, or any applicable law, or that would have the effect of rendering AST LLC insolvent. To the extent we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances could constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments under the Tax Receivable Agreement, which could be material.

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

Pursuant to the Tax Receivable Agreement, we are generally required to pay the TRA Holders 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that we and any applicable consolidated, unitary, or combined Subsidiaries (the “Tax Group”) realize, or are deemed to realize, as a result of certain “Tax Attributes,” which include:

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

Risks Related to Owning our Class A Common Stock

Our stockholders may experience future dilution as a result of future equity offerings, exercise of penny warrants, and conversion of convertible notes and such dilution may be substantial.

In order to execute our business plans, we will need a substantial amount of capital to further our business plan and develop the SpaceMobile Service.

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

Furthermore, we have issued 4.7 million Penny Warrants exercisable into shares of our Class A Common Stock to Ligado. The Penny Warrants entitle the holder to purchase one whole share of Class A Common Stock at a price of $0.01 per share and may be exercised at any time after March 22, 2026. In addition, we have issued notes convertible into shares of our Class A Common Stock at our option. Upon the conversion of the 2032 4.25% Convertible Notes, the 2032 2.375% Convertible Notes, the 2036 2.00% Convertible Notes and the 2036 2.25% Convertible Notes, we have the option to pay or deliver, as the case may be, shares of our Class A Common Stock, or a combination of cash and shares of our Class A Common Stock. To the extent such Penny Warrants are exercised, and/or the 2032 4.25% Convertible Notes, the 2032 2.375% Convertible Notes, the 2036 2.00% Convertible Notes and the 2036 2.25% Convertible Notes are converted and we choose to settle the conversion in shares, additional shares of our Class A Common Stock will be issued, which will result in dilution to the holders of our Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such dilution is possible could adversely affect the market price of our Class A Common Stock.

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
•
publication of negative or inaccurate research reports about us or our industry or the failure of securities analysts to provide adequate and accurate coverage of the Class A Common Stock in the future;
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

Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been a party to securities class action litigation in the past and may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and damages, and divert management’s attention from other business concerns, which could seriously harm our reputation, business, financial condition and results of operations.

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

The recent change in the U.S.’s approach to international trade has impacted and may continue to impact existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The U.S. has imposed tariffs on certain foreign goods and may increase tariffs or impose new ones, and certain foreign governments have retaliated and may continue to do so. While certain tariffs have been paused or invalidated, ultimately trade policy decisions are outside of our control and may have consequences for our business, prospects, financial condition and operating results. Changes in trade policies, such as new tariffs or increases in tariffs, or reactionary measures, including retaliatory tariffs, restrictions or barriers on imports and exports, legal challenges, or currency manipulation, could adversely impact us. The implementation of these or other actions has begun to and may continue to lead to increased costs for our product components or reduce availability in our supply chain, which could impact the cost to design, develop and manufacture our satellites. Changes in U.S. trade policy and legal interpretations thereof have created ongoing turmoil in international trade relations, and it is unclear what future actions the U.S. government or foreign governments will or will not take with respect to tariffs or other international trade agreements and policies. Current trade negotiations may fail, which may exacerbate these risks. Ongoing or new trade wars or other governmental action related to tariffs or international trade agreements or policies could increase our costs, adversely impact our supply chain or otherwise have a material adverse effect on our business, prospects, financial condition or operating results. While we intend to take steps to mitigate any impacts of tariffs or other impacts resulting from changes in trade policy, our ability to do so may be limited by operational, supply chain and other constraints.

Acquisitions, investments, partnerships, joint ventures and other strategic transactions involve a number of inherent risks, any of which could result in the benefits anticipated not being realized.

We regularly evaluate and consider strategic transactions such as acquisitions, investments, partnerships, joint ventures and other growth strategies, some of which could be material to our business. However, there is no assurance that we will be able to consummate any such transactions, that any of these strategic transactions will be able to achieve results that meet our expectations or that business judgments concerning the value, strengths and weaknesses of businesses and assets acquired will prove to be correct. Also, we cannot be certain that we will be able to successfully identify suitable acquisition candidates, investments or joint ventures partners, negotiate acquisitions of identified candidates, investments, partnerships, strategic transactions or joint ventures on terms acceptable to us, obtain any regulatory approvals or consents necessary to consummate any such acquisitions, investments, partnerships, joint ventures or strategic transactions, or integrate acquisitions that we complete.

Our ability to deliver the expected benefits from any acquisitions, investments, joint ventures or other strategic transactions that we complete is subject to numerous uncertainties and risks, including our ability to integrate personnel, financial, supply chain, IT and other systems successfully; disruption of our business and distraction of management and other critical personnel; the need to hire additional management and other critical personnel; and increasing the scope and complexity of our operations. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, or if an investment or joint venture fails to succeed as anticipated or any potential partner fails to perform as anticipated, it could have a material adverse effect on our business or financial condition. Moreover, the integration of businesses, investments, partnerships and joint venture arrangements may create complexity in our financial systems and internal controls and make them more difficult to manage. Such integration into our internal control system could cause us to fail to meet our financial reporting obligations. We will continue to analyze and evaluate the acquisition of strategic businesses, investments, partnerships, joint ventures and other strategic transactions with the potential to strengthen our position or enhance our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity risk management and strategy

Our cybersecurity risk management strategy and processes, which are integrated into our overall risk management process, for assessing, identifying and managing material risks from cybersecurity threats are designed based on established frameworks and standards developed by the National Institute of Standards and Technology (“NIST”) and the Center of Internet Security (“CIS”). Although this does not mean that we currently meet all technical standards, specifications, or requirements, we use this framework, complemented by insights from internal assessments, to guide the development of policies governing the use of our information assets, access to intellectual property, and the safeguarding of personal information.

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

As of December 31, 2025, we have not identified any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, financial condition or results of operations. For further details on cybersecurity risks, please refer to the Risk Factors discussion in Item 1A of this Annual Report, including the discussion under the heading “Cyberattacks impacting our networks or systems may have a material effect on our operations.”

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

Property	Location	Leased / Owned
Assembly, Integration and Testing Facility	Midland, Texas	Owned
Assembly, Integration and Testing Facility	Midland, Texas	Leased
Assembly, Integration and Testing Facility	Homestead, Florida	Leased
Engineering and Development Center	Lanham, Maryland	Leased
Office	Miami, Florida	Leased
Engineering, Development and Production Center	Israel	Leased
Engineering, Development and Production Center	Spain	Leased
Engineering and Development Center	United Kingdom	Leased
Engineering and Development Center	India	Leased

The facilities owned or leased and operated by us are maintained in good condition.

Item 3. Legal Proceedings

We are subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated. In the opinion of management, there are not any pending legal proceedings or claims that, individually or in the aggregate, will have a material adverse effect on our financial condition or results. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in a reporting period for amounts in excess of management’s expectations, our consolidated financial statements for that reporting period could be materially adversely affected. Refer to Note 9 Commitments and Contingencies in the accompanying notes to the consolidated financial statements for further information.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock is listed on the Nasdaq Stock Market under the symbol “ASTS”. Our Class B Common Stock and Class C Common Stock are neither listed nor traded.

Holders

As of February 26, 2026, we had approximately 61 holders of record of our Class A Common Stock, two holders of record of Class B Common Stock and one holder of Class C Common Stock.

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

Recent Sales of Unregistered Equity Securities

During the year ended December 31, 2025, we did not sell any unregistered equity securities except those already reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

The graph below illustrates the total return from April 7, 2021, which was the first day our common stock began trading after the closing of Business Combination, through December 31, 2025, for (i) our common stock, (ii) the Russell 1000 Index, and (iii) the NASDAQ Telecommunications Index. The graph assumes that $100 was invested on April 7, 2021 in each of our common stock, the Russell 1000 Index, and the NASDAQ Telecommunications Index, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

	4/7/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
AST SpaceMobile, Inc.	$100.00	$67.23	$40.81	$51.06	$178.66	$614.99
Russell 1000 Index	100.00	116.28	94.04	118.99	148.15	173.88
NASDAQ Telecommunications Index	100.00	100.79	75.36	84.62	94.05	103.30

Item 6. [Reserved]

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

This section of this Annual Report generally discusses year-to-year comparisons between 2025 and 2024. Discussions of year-to-year comparisons between 2024 and 2023 are not included, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Overview

We are building the first and only global Cellular Broadband network in space to be accessible directly by everyday smartphones (2G/4G-LTE/5G devices) for commercial use, and other applications for government use utilizing our extensive IP and patent portfolio. The SpaceMobile Service is being designed to provide cost-effective, high-speed Cellular Broadband services to end-users who are out of terrestrial cellular coverage using existing mobile devices. The SpaceMobile Service currently is planned to be provided by a constellation of high-powered, large phased-array satellites in LEO using low-band and mid-band spectrum controlled by MNOs.

On March 22, 2025, we and certain of our subsidiaries entered into certain definitive agreements with Ligado LLC and its subsidiaries for usage rights for mid-band spectrum, which were approved by the Bankruptcy Court on June 23, 2025. Ligado’s Chapter 11 plan was confirmed by the Bankruptcy Court on or about September 29, 2025. Subject to the completion of certain conditions, including regulatory approval, as a result of the transaction with Ligado, we expect our network will be enhanced by our long-term access to up to 45 MHz of the lower mid-band satellite spectrum in the United States and Canada through our usage agreements. In addition, on September 25, 2025, we completed the acquisition of an entity that holds certain S-Band ITU priority rights to Mobile Satellite Services frequencies in the range of 1980-2010 MHz and 2170-2200 MHz, for use in LEO. We expect the acquisition will further enhance our network by up to 60 MHz of mid-band satellite spectrum globally.

As of December 31, 2025, our IP portfolio consists of approximately 3,850 patent and patent pending claims worldwide, of which approximately 1,900 have been officially granted or allowed. This includes 38 patent families worldwide. Our patents have various terms expiring starting 2039. We are headquartered in Texas where we operate AIT facilities. We also have engineering and development centers elsewhere in the United States, India and Scotland, and engineering, development and production centers in Spain and Israel. Our global footprint was approximately 450,000 square feet as of December 31, 2025.

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

We also intend to leverage our patented technology, including the large phased array and high power capability of our BB satellites, for a variety of non-communication and communication applications in the government sector. To this end, we have entered into agreements with the U.S. government either directly or through prime contractors to perform certain tasks.

On April 1, 2019, we launched our first test satellite, BlueWalker 1, which was used to validate our satellite to cellular architecture and was capable of managing communications delays from LEO and the effects of doppler in a satellite to ground cellular environment using the 4G-LTE protocol.

We launched our BW3 test satellite on September 10, 2022, and announced the completion of the deployment of the communications phased array antenna of the BW3 test satellite in orbit on November 14, 2022. Using the BW3 test satellite, we successfully completed two-way 5G voice calls directly to standard unmodified smartphones, achieved repeated successful download speeds of above 21 Mbps to standard unmodified smartphones and spectral efficiency of approximately 3 bits per second per hertz. We have also successfully completed initial in-orbit and ground testing for non-communication government applications. We intend to continue testing capabilities of the BW3 test satellite, including further testing with cellular service providers and the U.S. government.

We launched five Block 1 BB satellites on September 12, 2024. The Block 1 BB satellites are of similar size and weight to the BW3 test satellite and have ten times higher throughput than the BW3 test satellite. In October 2024, we completed the deployment of the communications phased array antennas and Q/V antennas in orbit and performed a series of monitoring tests and activities to confirm the successful initial operations of the Block 1 BB satellites. In January 2025, we successfully made the first SpaceMobile video call from space with Vodafone using standard unmodified smartphones. In February 2025, we completed the voice and video call tests on standard unmodified smartphones with AT&T and Verizon in the United States and also completed the tests for non-communication applications for the U.S. government. All five Block 1 BB satellites have participated in the tests at various stages. In April 2025, together with Rakuten Mobile, Inc., we successfully conducted a two-way broadband video call in front of a live audience using unmodified smartphones on the SpaceMobile network enabled by a Block 1 BB satellite in orbit today. On July 21, 2025, we and AT&T made the first-ever VoLTE call and short message service over satellite using AT&T’s spectrum and core network with a standard unmodified cell phone. On October 2, 2025, together with Bell Canada, we achieved Canada’s first-ever space-based 4G VoLTE voice call, broadband data connection, and video streaming using everyday smartphones. We have deployed and released many fixed cells over the continental U.S. to our MNO and Original Equipment Manufacturer partners as the reference cells for network integration. We continue to test the spectrum quality of those fixed cells and have received approval to activate fixed cells from an MNO. We expect to continue testing for SpaceMobile Service automation including beta testing prior to rollout of initial noncontinuous SpaceMobile Service in select markets including the United States, Europe, Japan and other strategic markets.

On December 23, 2025, we launched our BB6 satellite. The Block 2 BB satellites feature an up to approximately 2,400 square feet phased array, the largest phased array ever deployed in a LEO for commercial use, which is more than three times larger than the phased array of the Block 1 BB satellites and designed to deliver up to 10 times the bandwidth capacity of the Block 1 BB satellites. We believe the larger aperture array is expected to provide greater spectrum reuse, enhanced signal strength and increased capacity, thereby reducing the necessary number of satellites to achieve service coverage as compared to smaller apertures. On February 10, 2026, we successfully deployed BB6, the largest phased array deployed commercially in LEO. The performance of BB6 is driven by several breakthroughs in space-based architecture. The large antenna array allows the satellite to transmit and receive signals from standard handheld devices. Further, the large aperture enables highly precise beamforming, creating narrower, more focused coverage areas. This precision minimizes interference, maximizes network capacity and provides a consistent high-quality user experience for Cellular Broadband services, including voice, data and video. In addition, when we introduce our own AST5000 ASIC chip in the Block 2 BB satellites, we expect to achieve materially greater throughput capacity of up to 40 MHz per beam to continue to support 120 Mbps peak data rates and up to 10,000 MHz of processing bandwidth per Block 2 BB satellite, require less power and offer a lower overall unit cost. We have reached a validation maturity milestone, which allows production and provision of flight candidate ASIC units for assembly into the electronic board. Until we introduce our ASIC chip in Block 2 BB satellites, we expect to continue to manufacture and launch Block 2 BB satellites that are based on a FPGA chip.

We have recognized revenue from completion of performance obligations in agreements with the U.S. government either directly or indirectly through prime contractors utilizing the initial BB satellites and expect to continue to recognize revenue as and when we complete the remaining performance obligations under the agreements. We have also generated revenue from the sale of gateway equipment, software and related services to MNOs and expect to continue to generate revenue as MNOs build out ground infrastructure for commercial readiness. We continue to plan to utilize the initial BB satellites to initiate a limited, noncontinuous SpaceMobile Service in targeted geographical markets, including in the United States. We believe initiation of limited, noncontinuous SpaceMobile Service, as well as completing the milestones under the agreements with the U.S. government and prime contractors for the U.S. government, will help to demonstrate the advantages of our satellite-based Cellular Broadband service in the market.

The SpaceMobile Service has not been launched and therefore has not yet generated any revenue. Our planned non-geostationary orbit constellation will provide services from LEO that rely on the use of RF spectrum. We have submitted applications to obtain the authority we need to operate, but we have not yet received approval for the services we will provide. Additionally, we rely on contractual agreements with third parties to access some of the spectrum we will utilize to provide services.

We have entered into a space-based wireless connectivity agreement with AT&T to provide SpaceMobile Service to AT&T’s end users for use within the continental United States (excluding Alaska) and Hawaii. On December 18, 2025, we entered into a reseller agreement with SatCo to exclusively distribute SpaceMobile Service to MNOs in Europe, UK and certain other markets. We also have an agreement with Vodafone to provide SpaceMobile Services to Vodafone’s end users outside of the markets covered by our agreement with SatCo. On October 8, 2025, we announced the signing of a definitive commercial agreement with Verizon to provide direct-to-cellular AST SpaceMobile service when needed for Verizon customers within the continental United States (excluding Alaska) and Hawaii starting in 2026. On October 29, 2025, we entered into a ten-year commercial agreement with STC to enable direct-to-device satellite mobile connectivity across Saudi Arabia and key regional markets. We are also expanding our efforts on ground infrastructure development for commercial readiness and integrating our SpaceMobile Service into the MNOs’ infrastructure to initiate commercial services.

We have entered into launch agreements with multiple launch service providers which will enable us to continue our planned launch campaign to launch over 60 Block 2 BB satellites. We have commenced our launch campaign with the launch of BB6 on December 23, 2025 and plan to launch approximately 45 to 60 Block 2 BB satellites by the end of 2026, at a cadence of one launch approximately every one to two months on average. We have continued to assemble and test the Block 2 BB satellites in accordance with our plan to meet this launch campaign to enable Continuous SpaceMobile Service coverage across key markets such as the United States, Europe, Japan and other strategic markets as well as to facilitate U.S. government applications. The timing of launch of the Block 2 BB satellites is contingent on a number of factors including satisfactory and timely completion of the assembly and testing of the Block 2 BB satellites, regulatory approvals for launch, readiness of the launch vehicle, logistics and other factors, many of which are beyond our control.

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

We are accelerating our procurement and production of Block 2 BB satellites in alignment with our launch campaign. Supplier agreements and orders are in place for the procurement of materials and components needed for the assembly, integration and testing of a large majority of the planned constellation of over 90 BB satellites.

Our manufacturing, assembly, and testing strategy for Block 2 BB satellites includes continuous production and assembly of various components and subsystems for economies of scale, cost efficiencies, and unlocking capacity constraints, to build sufficient quantity of components and subsystems readily available on hand to be able to complete the final integration and testing of the required number of Block 2 BB satellites closer to the planned launch timelines. We have completed our planned investments to increase the capacity to assemble, integrate, and test up to six Block 2 BB satellites per month. As the planned capacity has been achieved, we are accelerating our manufacturing, assembly, integration and testing to reach the production run rate of up to six Block 2 BB satellites per month to meet our planned launches in 2026. As of the date of this Annual Report, we have completed fully assembled microns for up to 28 BB satellites which include the BB satellites shipped or launched and BB8 to BB29 are in various stages of production and integration.

We plan to achieve noncontinuous SpaceMobile Service in the selected, targeted geographical markets with the launch and operation of a total of 25 BB satellites (five Block 1 BB satellites and 20 Block 2 BB satellites). We believe we can enable Continuous SpaceMobile Service coverage across key markets such as the United States, Europe, Japan and other strategic markets with the launch and operation of a total of approximately 45 to 60 BB satellites, and achieve Continuous SpaceMobile Service in all targeted geographical markets to meet our long term business goals with the launch and operation of a total of approximately 90 BB satellites. We anticipate launching and deploying additional satellites beyond the initial 90 satellites in order to enhance coverage and system capacity in response to incremental market demand. Continuous coverage is not expected to be available at all times in certain areas due to numerous factors, including number of active satellites in the region, latitude coverage range, and other factors. Our current plan is subject to numerous uncertainties, many of which are beyond our control, including satisfactory and timely completion of assembly and testing of the satellites, regulatory approvals, readiness of launch vehicles, availability of launch windows by the launch providers, logistics, our ability to raise additional capital for manufacturing of satellites and launch payments beyond the currently funded constellation size, proposed orbits and resulting satellite coverage, launch costs, ability to enter into agreements with MNOs and other factors. We may adopt a strategy for commercial launch of the SpaceMobile Service, including the nature and type of services offered and the geographic markets where we may launch such services, that may differ materially from our current plan.

We are an early stage company and, as such, we are subject to all of the risks associated with early stage companies. Please refer to Risk Factors contained in Part I, “Item 1A. Risk Factors” included in the Annual Report.

Recent Developments

2036 2.25% Convertible Notes

In February 2026, we issued $1,075.0 million aggregate principal amount of convertible senior notes due 2036, including the exercise of the option granted to the initial purchasers to purchase an additional $75.0 million aggregate principal amount of notes (the “2036 2.25% Convertible Notes”). The 2036 2.25% Convertible Notes are our senior, unsecured obligations and bear interest at a fixed rate of 2.25% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2026. The 2036 2.25% Convertible Notes will mature on April 15, 2036, unless earlier converted or repurchased. The 2036 2.25% Convertible Notes are convertible at the option of the holders under certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A Common Stock or a combination of cash and shares of our Class A Common Stock, at our election. Refer to the discussion under “2036 2.25% Convertible Notes” in the “Liquidity and Capital Resources” section below for further details.

Repurchase of the 2032 4.25% Convertible Notes

In February, 2026, we completed the repurchase of approximately $46.5 million of the outstanding principal amount of the 2032 4.25% Convertible Notes in separate, privately negotiated repurchase transactions with a limited number of note holders and funded the repurchases with the net proceeds from a registered direct offering of 1,862,741 shares of our Class A Common Stock to the same note holders participating in the note repurchases.

Repurchase of the 2032 2.375% Convertible Notes

In February, 2026, we completed the repurchase of $250.0 million of the outstanding principal amount of the 2032 2.375% Convertible Notes in separate, privately negotiated repurchase transactions with a limited number of note holders and funded the repurchases with the net proceeds from a registered direct offering of 4,475,223 shares of our Class A Common Stock to the same note holders participating in the note repurchases.

Impact of Global Macroeconomic and Geopolitical Conflicts

We continue to closely monitor the impact of macroeconomic conditions, including inflation expectations, changes to fiscal and monetary policies, changes in interest rates, volatility in the capital markets, supply chain challenges, changes in U.S. trade policy, including with respect to tariffs, and geopolitical conflicts on all aspects of our business across geographies, including how it has and may continue to impact our operations, workforce, suppliers, and our ability to raise additional capital to fund operating and capital expenditures.

Changes in the prices of satellite materials due to inflation, supply chain challenges, the impact of tariffs and other macroeconomic factors may affect our capital costs estimates to build and launch the satellite constellation and adversely affect our financial condition. The extent of impact of these factors on our business will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. To date, these factors have not had a material impact to our technology development efforts or results of our operations. However, if macroeconomic conditions deteriorate or there are unforeseen developments, our results of operations and financial condition may be adversely affected.

We operate from multiple locations that include our corporate headquarters in Texas where the final AIT is performed, engineering and development centers in the United States, India and Scotland, and engineering, development and production centers in Spain and Israel. Our global footprint was approximately 450,000 square feet as of December 31, 2025. While the tariffs imposed on certain supply chain products manufactured in several jurisdictions have not had a material impact to our operations, the U.S. government may in the future announce, reimpose or increase these tariffs or expand them to other jurisdictions which may have a material impact to our technology development efforts or results of our operations. Our operations in Israel constitute approximately 1% of our consolidated total assets and approximately 11% of our consolidated total operating expenses. To date, our operations in Israel have not been materially impacted by the geopolitical conflict in the Middle East. We currently do not expect potential interruptions to our operations in Israel to have a material impact on the Company.

Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to execute on our strategy. We believe that our future results of operations could differ materially from the historical results of operations as we initiate the limited, noncontinuous SpaceMobile Service in certain targeted geographical markets, secure additional contracts with the U.S. government or its prime contractors for non-commercial use of our BB satellites, complete the development of the Block 2 BB satellites, increase our capacity and scale to manufacture BB satellites for the planned launches, launch the Block 2 BB satellites, enter into commercial arrangements with additional MNOs including contracts to sell gateway equipment, software and related services, and close our proposed transaction with Ligado and related financing.

Components of Results of Operations

Products Revenues

Products revenues primarily consist of the sale of gateway equipment, software and related services to MNOs.

Services Revenues

Service revenues primarily consist of revenues from performance obligations completed under agreements with the U.S. government either directly or indirectly through prime contractors.

Cost of Revenues - Products

Costs of revenues - products primarily consist of those costs directly attributable to the sale of gateway equipment and software to MNOs.

Cost of Revenues - Services

Cost of revenues - services primarily consist of labor costs and sales commissions directly attributable to providing the service.

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

General and Administrative Costs

General and administrative costs primarily consist of compensation and related expenses for non-engineering personnel, office and facilities expenses, and professional services, including legal fees, accounting, and public relations. These costs also include insurance, software licensing and subscriptions.

Research and Development Costs

Research and development (“R&D”) costs are charged to expense as incurred. R&D costs consist principally of development activities in which we typically engage third-party vendors for the design and development of electronic componentry, software, and mechanical deployment systems, and are largely driven by the achievement of milestones that trigger payments and costs of materials and supplies consumed in the development activities. R&D costs are expected to fluctuate quarter over quarter depending on new initiatives and achievement of milestones.

Depreciation and Amortization

Depreciation and amortization expense includes depreciation expense related to property and equipment including the Block 1 BB satellites. We began depreciating the Block 1 BB satellites as of October 29, 2024 over their expected remaining useful lives of approximately 60 months.

(Loss) Gain on Remeasurement of Warrant Liabilities

Private Placement Warrants issued by us are accounted for as liability-classified instruments at their initial fair value on the date of issuance. They are remeasured on each balance sheet date or on the date of exercise and changes in the estimated fair value are recognized as a gain or loss in the consolidated statements of operations.

Interest Expense

Interest expense consists of cash interest payments and amortization of debt issuance costs associated with our debt arrangements and amortization of the Sound Point Credit Facility commitment fee.

Interest Income

Interest income consists of interest earned on cash and cash equivalents and restricted cash held in interest bearing demand deposit accounts and money market accounts and on our loan receivable from SatCo.

Other (Expense) Income, Net

Other (expense) income, net primarily consists of non-operating expense and income, including induced conversion expense related to the repurchase of the 2032 4.25% Convertible Notes and foreign exchange gains or losses.

Loss on Extinguishment of Debt

Loss on extinguishment of debt consists of payment of exit fee and call premium and expensing of remaining unamortized debt issuance costs upon settlement of a senior secured facility loan.

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

Noncontrolling Interest

Noncontrolling interest primarily represents the equity interest in AST LLC held by members other than us. As of December 31, 2025 and December 31, 2024, noncontrolling interest in AST LLC was approximately 23.9% and 30.1%, respectively. The decrease in noncontrolling interest percentage during the year ended December 31, 2025 was a result of the issuance of Class A Common Stock in connection with the repurchase of a portion of the 2032 4.25% Convertible Notes, conversion of the 2034 Convertible Notes, acquisition of certain S-Band ITU priority rights and payment for a portion of the L-band Annual Payment payable in shares, issuance of Class A Common Stock under the 2024 Sales Agreement, the May 2025 Sales Agreement and the October 2025 Sales Agreement, exercises of the Private Placement Warrants, redemptions of AST LLC Common Units in exchange for Class A Common Stock, exercises of options and vesting of restricted stock units.

Results of Operations

We report our results of operations under one operating segment. The following table sets forth a summary of our consolidated statements of operations for the years ended December 31, 2025 and 2024 (in thousands) and the discussion that follows compares the year ended December 31, 2025 to the year ended December 31, 2024.

	Year ended December 31,
	2025	2024	$ Change	% Change
Revenues:
Products revenues	$44,389	$500	$43,889	*	%
Services revenues	26,529	3,918	22,611	*
Total revenues	70,918	4,418	66,500	*

Operating expenses:
Cost of revenues (exclusive of items shown separately below)
Cost of revenues - products	33,032	-	33,032	*
Cost of revenues - services	2,184	-	2,184	*
Engineering services costs	142,510	93,491	49,019	52
General and administrative costs	101,679	61,566	40,113	65
Research and development costs	28,115	28,783	(668)	(2)
Depreciation and amortization	51,111	63,340	(12,229)	(19)
Total operating expenses	358,631	247,180	111,451	45

Other (expense) income:
(Loss) gain on remeasurement of warrant liabilities	(68,154)	(268,627)	200,473	(75)
Interest expense	(36,071)	(18,681)	(17,390)	93
Interest income	49,233	14,164	35,069	*
Other (expense) income, net	(114,408)	1,867	(116,275)	*
Loss on extinguishment of debt	-	(10,963)	10,963	*
Total other (expense) income, net	(169,400)	(282,240)	112,840	(40)

Loss before income tax expense	(457,113)	(525,002)	67,889	(13)
Income tax expense	(3,898)	(1,328)	(2,570)	*
Net loss before allocation to noncontrolling interest	(461,011)	(526,330)	65,319	(12)

Net loss attributable to noncontrolling interest	(119,071)	(226,247)	107,176	(47)
Net loss attributable to common stockholders	$(341,940)	$(300,083)	$(41,857)	14%

* Percentage greater than or equal to 100 or not meaningful

Products Revenues

Products revenues of $44.4 million during the year ended December 31, 2025 were attributable to sales of gateway equipment and software to MNO. Products revenues of $0.5 million during the year ended December 31, 2024 were attributable to sales of gateway equipment to an MNO.

Services Revenues

Services revenues of $26.5 million during the year ended December 31, 2025 were mainly attributable to the completion of performance obligations under agreements with the U.S. Government either directly as a prime contractor or indirectly through prime contractors. Services revenues of $3.9 million during the year ended December 31, 2024 were attributable to the completion of performance obligations under agreements with the U.S. Government through prime contractors.

Cost of Revenues - Products

Cost of product revenues for the year ended December 31, 2025 was primarily attributable to cost of gateway equipment and software. We did not separately present cost of revenues for gateway equipment sold for the year ended December 31, 2024.

Cost of Revenues - Services

Cost of service revenues for the year ended December 31, 2025 was primarily attributable to labor costs and sales commissions in provision of services. We did not separately present cost of service revenues for the year ended December 31, 2024.

Engineering Services Costs

Total engineering services costs increased by $49.0 million, or 52%, to $142.5 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was attributable to a $20.9 million increase in payroll and employee related costs driven by an increase in headcount and higher stock-based compensation expenses, a $12.6 million increase in consulting and other professional services, a $11.6 million increase in third-party engineering activities, equipment, and other overhead, including facilities costs, a $3.1 million increase in travel expenses, and a $0.8 million increase in other expenses.

General and Administrative Costs

Total general and administrative costs increased by $40.1 million, or 65%, to $101.7 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was attributable to a $15.1 million increase in legal costs largely driven by our Spectrum Usage Rights Transaction and related financing, our acquisition of certain S-Band ITU priority rights and our joint venture with Vodafone, a $10.3 million increase in consulting and other professional services, a $8.5 million increase in payroll and employee related costs driven by an increase in headcount and higher stock-based compensation expenses, a $3.7 million increase in office and facilities expenses, and a $2.5 million increase in other expenses.

Research and Development Costs

Total R&D costs decreased by $0.7 million, or 2%, to $28.1 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease in R&D costs was attributable to completion of the initial development of our ASIC chip and completion of R&D efforts in Block 1 BB satellites, partially offset by increasing R&D efforts related to our Block 2 BB satellites.

Depreciation and Amortization

Total depreciation and amortization expense decreased by $12.2 million, or 19%, to $51.1 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease was primarily due to a lower depreciation expense recognized for the Block 1 BB satellites, which we launched in September 2024, as compared to the depreciation expense recognized in the prior year period for the BW3 test satellite, which was fully depreciated as of August 30, 2024.

(Loss) Gain on Remeasurement of Warrant Liabilities

The increase in fair value of warrant liabilities resulted in a loss of $68.2 million for the year ended December 31, 2025 as compared to a loss of $268.6 million during the year ended December 31, 2024. The losses in the current period and in the prior year period were largely driven by increases in our share price which increased the fair value of warrant liabilities.

Interest Expense

Total interest expense increased by $17.4 million to $36.1 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was largely due to an increase in interest expense recognized on new borrowings in 2025 that included the 2032 4.25% Convertible Notes, the 2032 2.375% Convertible Notes, the 2036 2.00% Convertible Notes, the UBS bridge financing loan, and the Trinity capital equipment loan, partially offset by decreases in interest expense recognized on the 2034 Convertible Notes, which we converted into shares of our Class A Common Stock on January 22, 2025, and on a senior secured credit facility (“Senior Secured Credit Facility”), which we terminated on November 13, 2024.

Interest Income

Total interest income increased by $35.1 million to $49.2 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was driven by a higher cash balance held in interest bearing short-term money market funds.

Other (Expense) Income, net

Total other expense, net was $114.4 million for the year ended December 31, 2025 as compared to other income, net of $1.9 million in the year ended December 31, 2024. The $116.3 million increase in other expense, net was primarily due to an approximately $100.0 million induced conversion expense related to repurchases of our 2032 4.25% Convertible Notes in 2025, a $7.8 million increase in finance charges and other borrowing related fees, a decrease of $4.5 million in non-operating income and a $4.0 million increase in other charges.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $11.0 million was recognized for the year ended December 31, 2024 related to payment of exit fee, call premium and remaining unamortized debt issuance costs on our Senior Secured Credit Facility.

Income Tax Expense

The provision for income taxes was $3.9 million and $1.3 million for the year ended December 31, 2025 and 2024, respectively. The consolidated effective tax rates for the year ended December 31, 2025 and 2024 were (1%) and (0%), respectively. Refer to Note 12 Income Taxes in the accompanying notes to the consolidated financial statements for further information.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $119.1 million and $226.2 million for the year ended December 31, 2025 and the year ended December 31, 2024, respectively. This decrease in net loss attributable to noncontrolling interest was due to a decrease in noncontrolling interest’s ownership percentage in AST LLC and a decrease in net loss generated at AST LLC.

Liquidity and Capital Resources

Our current sources of liquidity are cash and cash equivalents on hand and access to the October 2025 ATM Equity Program. As of December 31, 2025, we had $2,780 million of cash and cash equivalents and restricted cash on hand, including $444.3 million of restricted cash. In February 2026, we raised an additional $1,057.5 million in net proceeds from the issuance of the 2036 2.25% Convertible Notes, including the exercise of the option granted to the initial purchasers to purchase an additional $75.0 million aggregate principal amount of notes, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. We believe our cash and cash equivalents on hand will be sufficient to meet our current working capital needs, planned operating expenses and capital expenditures for a period of the next 12 months from the date of this Annual Report.

The design, assembly, integration, testing and launch of satellites and related ground infrastructure is capital intensive. We continue to estimate the average capital costs, consisting of direct materials and launch costs, for a constellation of over 90 Block 2 BB satellites to be approximately $21.0 million to $23.0 million per satellite, with initial launches higher than that range and trending down over time as we optimize payloads and related launch terms and evaluate a multitude of launch opportunities. The estimated average capital cost per Block 2 BB satellite excludes cost of certain initial satellites used to validate satellite performance and operations and is based on securing future launch contracts with more favorable terms, diversifying our supply chain to include cost-effective and low-cost suppliers, cost reductions due to the benefits of economies of scale, continuous process improvements, and other factors. If we are unable to achieve the supply chain diversifications, cost reductions, process improvements, and secure favorable future launch contracts, the average capital cost of the Block 2 BB satellites will be higher and such variations could be material.

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

Commitments

We have contractual obligations, including non-cancellable operating leases, with terms expiring through January 2036. Future minimum annual rental payments required under these operating lease agreements as of December 31, 2025 is presented within Note 5 Leases in the accompanying notes to the consolidated financial statements.

We have long-term debt outstanding as of December 31, 2025 consisting primarily of the 2032 4.25% Convertible Notes, the 2032 2.375% Convertible Notes, the 2036 2.00% Convertible Notes, the Trinity Capital Equipment Loan, and the UBS Bridge Financing Loan. The aggregate future contractual maturities of the long-term debt are presented within Note 7 Debt in the accompanying notes to the consolidated financial statements.

As of December 31, 2025, we had contractual commitments with third parties in the aggregate amount of approximately $489.1 million primarily related to R&D programs, operational services, capital improvements and procurement of BB satellite components needed, in accordance with our production plan, for the assembly, integration and testing necessary to complete the planned constellation of over 90 satellites. We have various rights to adjust the quantity of satellite components on the purchase orders and/or change the delivery timelines in accordance with our ongoing business plan. We also have rights to terminate these agreements in accordance with the terms of the agreements and potentially incur a termination fee in certain cases. In addition, we have launch agreements under which payments are due at scheduled milestones over the duration of the agreements. We have contractual rights to cancel these launches or terminate the related agreements at any time by paying a termination fee, and in certain cases without incurring a termination fee, and any excess payments made to the launch providers for these launches will be refunded to us. As of December 31, 2025, the minimum commitments related to future launches are approximately $250.0 - $325.0 million.

Spectrum Usage Rights Transaction and Related Financing

On January 5, 2025, AST LLC entered into a binding agreement (the “Strategic Collaboration Term Sheet”) with Ligado LLC under which we will receive long-term access to up to 45 MHz of lower mid-band spectrum in the United States and Canada for direct-to-device satellite applications. The Strategic Collaboration Term Sheet was entered into as part of the restructuring of Ligado LLC, which together with certain of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court.

On March 22, 2025, pursuant to the Strategic Collaboration Term Sheet, we, AST LLC, Spectrum USA I, LLC, a subsidiary of AST LLC (“SpectrumCo”) and Ligado entered into certain definitive agreements that, among other things, provided for (1) a $550.0 million contingent payment from us to Ligado, (2) SpectrumCo’s obligation to make spectrum access usage payments of at least $80.0 million annually (“L-band Annual Payment”) (with the option to pay the excess of the amount owed by Ligado to utilize the L-band spectrum in our Class A Common Stock for the first three years), and revenue share payments in exchange for the right to use up to 40 MHz of the L-band spectrum, (3) our obligation to pay a usage fee amount due in cash (plus a 30% premium with respect to each such payment payable in our Class A Common Stock or cash at our discretion) (the “Crown Castle Annual Payment”) for the right to use the up to 5 MHz of the 1670-1675 MHz Spectrum, and (4) issuance of 4,714,226 penny warrants (“Penny Warrants”) on March 22, 2025 to Ligado exercisable for shares of our Class A Common Stock at an exercise price per share equal to $0.01 per share, subject to a 12-month lock-up which was waived by us in February 2026.

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

Our obligation to make the L-band Annual Payment to Ligado began on June 23, 2025, and we have also commenced paying the Crown Castle Annual Payment. The total of the L-band Annual Payment and the Crown Castle Annual Payment payable by us that we have the option to pay in shares of our Class A Common Stock aggregates to approximately $96.0 million as of December 31, 2025.

Settlement Term Sheet

On June 13, 2025, we announced a Settlement Term Sheet (the “Term Sheet”) among various parties including us, Ligado, Viasat, Inc. and Inmarsat. Pursuant to the Term Sheet, as long as Ligado’s Chapter 11 plan is confirmed and as long as the financial sponsors of Ligado provide a backstop commitment to Ligado that is acceptable to us, in support of a full refund of payments by Ligado in the event applicable regulatory approvals are not obtained and the closing does not occur (the “Backstop Commitment”), we agreed that, with respect to the $550.0 million otherwise owed to Ligado in connection with the Spectrum Usage Rights Transaction, we will pay $420.0 million to Ligado for the benefit of Inmarsat on October 31, 2025, $100.0 million to Ligado for the benefit of Inmarsat on March 31, 2026 and $15.0 million to Ligado for the benefit of Inmarsat on receipt of specified regulatory approvals and the closing of the Spectrum Usage Rights Transaction. The remaining $15.0 million would be paid to Ligado at closing. On October 31, 2025 we made the first $420.0 million payment to Ligado for the benefit of Inmarsat. The Backstop Commitment provided by Ligado’s financial sponsors has been memorialized in an amendment to Ligado’s debtor in possession financing arrangements and has been approved by the Bankruptcy Court. The funds under the $520 million Backstop Commitment will be available to be drawn by Ligado only in the event the applicable regulatory approvals are not obtained in accordance with the definitive documents between us and Ligado, and is subject to the satisfaction of certain other limited conditions. The proceeds of the Backstop Commitment can only be used to refund us for the amount that we paid to Ligado for the benefit of Inmarsat prior to receipt of the applicable regulatory approvals.

Sound Point Credit Facility

To support consideration payments in connection with the Ligado Transaction, on July 15, 2025 (the “Credit Facility Closing Date”), SpectrumCo entered into a credit agreement (the “Credit Agreement”) with Sound Point Agency LLC, as administrative agent and collateral agent, and the lenders from time to time party thereto. SpectrumCo has not yet drawn any funds under the Sound Point Credit Agreement. The Credit Agreement provides for a non-recourse senior-secured delayed-draw term loan facility in an aggregate principal amount of $550.0 million (“Loan Amount”). The Sound Point Credit Facility will be available to SpectrumCo to draw until October 5, 2026 with an option to extend for an additional 180 days (“Availability Period”) subject to payment of an additional 1% fee on the Loan Amount. The Sound Point Credit Facility will be available to SpectrumCo upon the satisfaction of certain conditions, including, among others, (i) entry into security documents and other related documents, (ii) receipt of all required regulatory and FCC approvals relating to the Spectrum Usage Rights Transaction, (iii) confirmation and occurrence of certain bankruptcy-related events pertaining to Ligado and (iv) certain other customary conditions to funding. The Sound Point Credit Facility will be secured by substantially all of the assets of SpectrumCo and the newly formed subsidiary that will purchase and collect the receivables associated with the revenues generated from use of the L-band spectrum (“RevenueCo”). RevenueCo will also act as a guarantor under the Sound Point Credit Facility. SpectrumCo’s assets are not available to satisfy the claims of creditors of us or AST LLC. Neither we nor AST LLC will be liable as a borrower or guarantor or otherwise for any payments owing in connection with the Sound Point Credit Facility, and the lenders’ recourse to the assets of AST LLC will be limited to AST LLC’s equity interests both in SpectrumCo and in RevenueCo.

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

In addition to the Sound Point Credit Agreement, which has not been drawn under, on October 31, 2025, BackstopCo entered into the UBS Loan Agreement with UBS AG, Stamford Branch, as lender. The UBS Loan Agreement provides for a cash collateralized UBS Loan Facility” in an aggregate principal amount of $420.0 million. Refer to discussion below under “UBS Bridge Financing Loan” for further details.

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

Global S-Band Spectrum Priority Rights Acquisition

On September 25, 2025, we acquired 100% of the issued and outstanding equity interests in EllioSat Ltd., whose wholly owned subsidiary, Sky and Space Global (UK) Limited, holds certain S-Band ITU priority rights to MSS frequencies in the range of 1980-2010 MHz and 2170-2200 MHz, for use in LEO (the “Transaction”). The Transaction has a total consideration of $64.5 million, to be paid in stock or cash at our election, with (i) $26.0 million paid in shares of Class A Common Stock at closing, (ii) $10.0 million to be paid on the second anniversary of closing, and (iii) $10.0 million to be paid on the third anniversary of closing. Additionally, we are obligated to pay $16.65 million upon the successful launch and effective in-service of a L/S satellite to be manufactured and $1.85 million upon continuous operation of such L/S satellite for a period of at least ninety (90) days.

2024 Equity Distribution Agreement

On September 5, 2024, we entered into an Equity Distribution Agreement (the “2024 Sales Agreement” or “2024 ATM Equity Program”) with B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Deutsche Bank Securities Inc., Roth Capital Partners, LLC, Scotia Capital (USA) Inc. and UBS Securities LLC (collectively, the “agents”) to sell shares of the Company’s Class A Common Stock having an aggregate sale price of up to $400.0 million through an “at the market offering” program under which the agents acted as sales agents. The agents were entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold.

Under the 2024 Sales Agreement, we issued 2,918,407 shares of our Class A Common Stock during the year ended December 31, 2025 and received proceeds of approximately $74.8 million, net of commissions paid to the agents and transaction costs. During the year ended December 31, 2025, we paid commission of approximately $1.9 million to the agents with respect to such sales. Having utilized virtually the entire capacity of the 2024 ATM Equity Program, we terminated the 2024 ATM Equity Program on May 13, 2025 when we entered into the May 2025 ATM Equity Program (defined below). Proceeds from the sale of the Company’s Class A Common Stock under the 2024 Sales Agreement were used for general corporate purposes.

May 2025 Equity Distribution Agreement

On May 13, 2025, we entered into an Equity Distribution Agreement (the “May 2025 Sales Agreement” or “May 2025 ATM Equity Program”) with B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Deutsche Bank Securities Inc., Roth Capital Partners, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and William Blair & Company, L.L.C. (collectively, the “agents”) to sell shares of the Company’s Class A Common Stock having an aggregate sale price of up to $500.0 million through an “at the market offering” program under which the agents acted as sales agents. The agents were entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold.

Under the May 2025 Sales Agreement, we issued 13,605,359 shares of our Class A Common Stock during the year ended December 31, 2025 and received proceeds of approximately $488.7 million, net of commissions paid to the agents and transaction costs. During the year ended December 31, 2025, we paid commission of approximately $11.2 million to the agents with respect to such sales. Having utilized virtually the entire capacity of the May 2025 ATM Equity Program, we terminated the May 2025 ATM Equity Program on July 23, 2025. Proceeds from the sale of the Company’s Class A Common Stock under the May 2025 Sales Agreement were used for general corporate purposes.

October 2025 Equity Distribution Agreement

On October 7, 2025, we entered into an Equity Distribution Agreement (the “October 2025 Sales Agreement” or “October 2025 ATM Equity Program”) with B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Deutsche Bank Securities Inc., Roth Capital Partners, LLC, Scotia Capital (USA) Inc., UBS Securities LLC, William Blair & Company, L.L.C and Yorkville Securities, LLC (collectively, the “agents”) to sell shares of the Company’s Class A Common Stock having an aggregate sale price of up to $800.0 million through an “at the market offering” program under which the agents act as sales agents. The agents are entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold.

Under the October 2025 Sales Agreement, we issued 10,128,222 shares of our Class A Common Stock during the year ended December 31, 2025 and received proceeds of approximately $706.3 million, net of commissions paid to the agents and transaction costs. During the year ended December 31, 2025, we paid commission of approximately $12.6 million to the agents with respect to such sales. Proceeds from the sale of the Company’s Class A Common Stock under the October 2025 Sales Agreement were and are expected to continue to be used for general corporate purposes.

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

Trinity Capital Equipment Loan

On June 27, 2025, we entered into the MEFA with Trinity Capital, Inc., as agent (the “Agent”) and lender, and the other lenders party (the “Lenders”) thereto, providing for a conditional commitment to provide financing in the total amount of up to $100.0 million. In 2025, we, the Agent and the Lenders executed four five-year Equipment Financing Schedules (“Schedules”) to the MEFA (together with the Schedules, the “Agreements”) borrowing a total of $50.5 million. The borrowings carry an aggregate monthly payment of approximately $1.1 million and an end of term payment of 9% of the drawn amounts. The Company received proceeds of approximately $49.1 million, net of debt issuance costs of approximately $0.1 million, commitment fee of approximately $0.8 million and other finance charges of approximately $0.5 million. The remaining amount of up to $49.5 million may be funded in one or more draws on or before June 30, 2027, subject to the satisfaction of various conditions.

Our obligations under the Agreements are secured by certain of our tangible assets. The MEFA contains customary affirmative and negative covenants. The MEFA also contains certain customary events of default that, if they occur, will be deemed to occur under all Schedules.

UBS Bridge Financing Loan

On October 31, 2025, BackstopCo entered into the UBS Loan Agreement with UBS AG, Stamford Branch, as lender. The UBS Loan Agreement provides for a cash collateralized UBS Loan Facility in an aggregate principal amount of $420.0 million. The UBS Bridge Financing Loan bears interest at a floating rate equal to Term SOFR plus 2.0% per annum and matures on the earlier of (a) October 31, 2028 and (b) the date on which the UBS Loan Facility shall be terminated or accelerated as provided in the UBS Loan Agreement. The UBS Bridge Financing Loan can be prepaid in whole or in part, without penalty or premium, subject to payment of any applicable breakage costs.

The UBS Loan Facility is secured by a first-priority lien on substantially all of BackstopCo’s assets. We are not liable as a borrower or guarantor or otherwise for any payments owing in connection with the UBS Loan Facility. AST LLC will act as a limited guarantor under the UBS Loan Facility solely upon the occurrence of certain “bad boy” actions adverse to the lender by AST LLC or its affiliates, and the lender’s recourse to the assets of AST LLC is limited to AST LLC’s equity interests in BackstopCo. In addition, the affirmative and negative covenants contained in the UBS Loan Agreement (as described further below), apply to BackstopCo and/or AST LLC, as applicable.

The UBS Loan Agreement includes customary affirmative and negative covenants, including restrictions on additional indebtedness, liens, investments, asset dispositions, mergers, affiliate transactions, and dividends, as well as requirements relating to use of proceeds and compliance with specified agreements, among other covenants. Further, at all times following the UBS Loan Facility Closing Date until the maturity or termination of the UBS Loan Facility, BackstopCo is required to maintain cash or cash equivalents on deposit or credited to its collateral account in an amount equal to (or in excess of) 102.0% of the outstanding principal amount of the loan under the UBS Loan Facility. The UBS Loan Agreement also contains customary events of default (subject to grace periods, where applicable), including, among others, failure to pay principal or interest, cross-defaults to other agreements, breaches of representations and warranties, covenant defaults, the occurrence of a change in control and certain bankruptcy and insolvency events.

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

2032 4.25% Convertible Notes

On January 27, 2025, we issued $460.0 million aggregate principal amount of convertible senior notes due 2032 (the “2032 4.25% Convertible Notes”), including the exercise in full of the option granted to the initial purchasers to purchase up to $60.0 million aggregate principal amount of notes. The net proceeds of the 2032 4.25% Convertible Notes were $446.3 million after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used approximately $44.5 million of the net proceeds to pay the cost of the privately negotiated capped call transactions (the “January 2025 Capped Calls”). The remaining net proceeds were used for working capital or other general corporate purposes. On November 4, 2025, we sold the January 2025 Capped Calls for net cash proceeds of approximately $74.5 million.

On July 3, 2025, July 31, 2025 and October 29, 2025, we completed the repurchase of $225.0 million, $135.0 million and $50.0 million, respectively, of the outstanding principal amount of the 2032 4.25% Convertible Notes in separate, privately negotiated repurchase transactions with a limited number of note holders for an aggregate repurchase price of approximately $502.9 million, $346.9 million and $161.1 million, respectively, which included accrued and unpaid interest. The repurchase was funded with the net proceeds from a registered direct offering of 9,450,268 shares, 5,775,635 shares and 2,048,849 shares, respectively, of our Class A Common Stock to the same note holders participating in the note repurchase.

On and around February 20, 2026, we completed the repurchase of approximately $46.5 million of the outstanding principal amount of the 2032 4.25% Convertible Notes in separate, privately negotiated repurchase transactions with a limited number of note holders for an aggregate repurchase price of approximately $180.5 million. The repurchase was funded with the net proceeds from a registered direct offering of 1,862,741 shares of our Class A Common Stock to the same note holders participating in the note repurchase.

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

2032 2.375% Convertible Notes

On July 29, 2025, we issued $575.0 million aggregate principal amount of convertible senior notes due 2032 (the “2032 2.375% Convertible Notes”), including the exercise in full of the option granted to the initial purchasers to purchase up to $75.0 million aggregate principal amount of notes. The net proceeds of the 2032 2.375% Convertible Notes were $560.0 million after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used approximately $54.0 million of the net proceeds to pay the cost of the privately negotiated capped call transactions (the “July 2025 Capped Calls”). The remaining net proceeds were used for working capital or other general corporate purposes.

On and around February 20, 2026, we completed the repurchase of $250.0 million of the outstanding principal amount of the 2032 2.375% Convertible Notes in separate, privately negotiated repurchase transactions with a limited number of note holders for an aggregate repurchase price of approximately $433.7 million, which included accrued and unpaid interest. The repurchase was funded with the net proceeds from a registered direct offering of 4,475,223 shares of our Class A Common Stock to the same note holders participating in the note repurchase.

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

2036 2.00% Convertible Notes

In October 2025, we issued $1,150.0 million aggregate principal amount of convertible senior notes due 2036 (the “2036 2.00% Convertible Notes”), including the exercise in full of the option by the initial purchasers to purchase up to $150.0 million aggregate principal amount of the notes. The net proceeds of the 2036 2.00% Convertible Notes were $1,129.2 million after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. Proceeds from the issuance of the 2036 2.00% Convertible Notes are expected to be used for general corporate purposes, including without limitation funding the deployment of our worldwide constellation of satellites in anticipation of adding incremental strategic markets for our SpaceMobile Service.

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

2036 2.25% Convertible Notes

In February 2026, we issued $1,075.0 million aggregate principal amount of convertible senior notes due 2036 (the “2036 2.25% Convertible Notes”), including the exercise of the option by the initial purchasers to purchase an additional $75.0 million aggregate principal amount of the notes. The net proceeds of the 2032 2.25% Convertible Notes were $1,057.5 million after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. The net proceeds are expected to be used for general corporate purposes, including without limitation, accelerating the deployment of our controlled spectrum bands on a global basis, monetizing the capabilities of our proprietary technology to capture the evolving commercial opportunities related to artificial intelligence, enhancing investment in government space opportunities in the U.S, reducing higher interest debt, and pursuing opportunistic investments to accelerate our SpaceMobile Service and capabilities.

The 2036 2.25% Convertible Notes are our senior, unsecured obligations and bear interest at a fixed rate of 2.25% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2026. The 2036 2.25% Convertible Notes will mature on April 15, 2036, unless earlier repurchased or converted. The 2036 2.25% Convertible Notes are convertible at the option of the holders under certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A Common Stock or a combination of cash and shares of our Class A Common Stock, at our election.

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

On October 29, 2025, AST LLC entered into a ten-year commercial agreement with STC to enable direct-to-device satellite mobile connectivity across Saudi Arabia and key regional markets. As part of this agreement, STC has committed to a prepayment of $175.0 million during 2025 for future services and entered into a long-term commercial revenue commitment. As of December 31, 2025, we have received the prepayment from STC net of applicable withholding taxes.

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Cash, cash equivalents and restricted cash	$2,779,960	$567,534
Cash used in operating activities	(71,517)	(126,143)
Cash used in investing activities	(1,541,138)	(174,127)
Cash provided by financing activities	3,827,488	779,967

Operating activities

Cash used in operating activities was $71.5 million for the year ended December 31, 2025, as compared to cash used in operating activities of $126.1 million for the year ended December 31, 2024. The $54.6 million decrease in cash used in operating activities was attributable to a decrease of $87.9 million in working capital primarily driven by advance payment received from STC, partially offset by an increase of $33.3 million in cash expenses to support operations during the year ended December 31, 2025.

Investing activities

Cash used in investing activities was $1,541.1 million for the year ended December 31, 2025, as compared to cash used in investing activities of $174.1 million for the year ended December 31, 2024. The $1,367.0 million increase in cash used in investing activities was attributable to an increase of $890.6 million in purchases of property and equipment, including procurement of BB satellite materials, advance payments made under launch contracts, advance payments made to procure BB satellite materials and other capital advances, a $420.0 million advance payment made to Ligado pursuant to the Term Sheet in 2025, and $56.4 million payments to acquire certain spectrum intangibles in 2025.

Financing activities

Cash provided by financing activities was $3,827.5 million for the year ended December 31, 2025, as compared to cash provided by financing activities of $780.0 million for the year ended December 31, 2024. The $3,047.5 million increase in cash provided by financing activities was attributable to an increase of $2,464.4 million in net proceeds from the issuance of debt, an increase of $1,742.7 million in net proceeds from issuance of equity, and an increase of $74.5 million in proceeds from the sale of the January 2025 Capped Calls. The increase was partially offset by an increase of $959.9 million in repayments of debt, a decrease of $153.6 million in proceeds from warrants exercises, $98.6 million used to purchase the January 2025 Capped Calls and the July 2025 Capped Calls, a $11.0 million commitment fee paid in 2025 in connection with the Sound Point Credit Facility, and an increase of $11.0 million used to settle equity awards under our stock-based compensation plans.

Funding Requirements

We believe our existing cash and cash equivalents as of December 31, 2025 will be sufficient to meet anticipated cash requirements for the next 12 months from the date hereof. However, our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend capital resources sooner than we expect.

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

Until such time, if ever, as we can generate substantial revenues to support our cost structure, we expect to finance cash needs through the issuance of equity, equity-linked or debt securities (secured or unsecured), secured or unsecured loans or other debt facilities, and credit from government or financial institutions or commercial partners. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through commercial agreements, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies and/or future revenue streams, or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Also, our ability to raise necessary financing could be impacted by geopolitical events, higher interest rates and inflationary economic conditions and their effects on the market conditions. If we are unable to raise additional funds through equity offerings, debt financings or commercial arrangements when needed, we may be required to delay, limit, reduce or terminate our commercialization efforts or grant rights to develop and market other services even if we would otherwise prefer to develop and market these services ourselves, or potentially discontinue operations.

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

Property and Equipment

We design and self-construct the BB satellites intended to be used to provide SpaceMobile Service to customers. The BB satellites are not intended to be held for sale in the ordinary course of business. The cost incurred to complete the design is expensed as incurred. The cost incurred to complete the construction is capitalized as property and equipment. The cost of self-constructed BB satellite assets consists of direct materials, direct labor, launch costs and other direct costs attributable to bringing the asset to a working condition and desired location for the intended use. Costs incurred, including direct materials purchased, launch payments made, direct labor costs and overheads such as launch insurance and satellite transportation costs to the launch site, until the completion of the construction and launch of the BB satellites, are reported as satellite materials, satellites under construction, and advance launch payments within construction-in-progress. Once launched in orbit, the costs of the BB satellites are reported as satellites in orbit and depreciation of the satellites commences once the BB satellites are ready for their intended use.

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

For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. Issued or modified warrants that do not meet all the criteria for equity classification are recorded as a liability at their initial fair value on the date of issuance, with such liability being subject to remeasurement at each balance sheet date and at the date of exercise with changes in the estimated fair value of the warrant liability to be recognized as a gain or loss in the consolidated statements of operations.

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

Off-Balance Sheet Arrangements

On June 13, 2025, we announced the Term Sheet among various parties including us, Ligado, Viasat, Inc. and Inmarsat. Pursuant to the Term Sheet, as long as the financial sponsors of Ligado provide the Backstop Commitment to Ligado that is acceptable to us, in support of a full refund of payments by Ligado in the event applicable regulatory approvals are not obtained and the closing does not occur, we have agreed that, with respect to the $550.0 million otherwise owed to Ligado in connection with the Spectrum Usage Rights Transaction, we will pay $420.0 million to Ligado for the benefit of Inmarsat on October 31, 2025, $100.0 million to Ligado for the benefit of Inmarsat on March 31, 2026 and $15.0 million to Ligado for the benefit of Inmarsat on receipt of specified regulatory approvals and the closing of the Spectrum Usage Rights Transaction. The remaining $15.0 million would be payable to Ligado at the closing. On October 31, 2025, we made the first $420.0 million payment to Ligado for the benefit of Inmarsat. As of the date of this Annual Report, the remaining payments under the Term Sheet constitute an off-balance sheet commitment, as the related payment obligations have not been made or are subject to closing of the Spectrum Usage Rights Transaction and, therefore, are not recognized in our consolidated financial statements.

On June 23, 2025, the Bankruptcy Court approved the Spectrum Usage Rights Transaction contemplated in the Strategic Collaboration Term Sheet. On or about September 29, 2025, the Bankruptcy Court confirmed Ligado’s Chapter 11 plan. The closing of the Spectrum Usage Rights Transaction is still subject to receipt of satisfactory regulatory approvals required for the proposed use of the spectrum, as well as other closing conditions. AST LLC’s obligation to make the Crown Castle Annual Payment and SpectrumCo’s obligation to make the L-band Annual Payment each began on June 23, 2025. Refer to discussion under “Spectrum Usage Rights Transaction and Related Financing” in the “Liquidity and Capital Resources” section and Note 14 Spectrum Usage Rights and Related Financing for further details.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:

Interest Rate Risk

We had approximately $2.8 billion of cash, cash equivalents and restricted cash on hand at December 31, 2025, which consist of bank deposits and short-term money market funds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Such interest-earning instruments carry a degree of interest rate risk. A hypothetical 25 basis points decrease in interest rates earned on our cash and cash equivalents balance as of December 31, 2025 would result in a decrease in annual interest income of approximately $6.2 million.

In January 2025, we issued $460.0 million aggregate principal amount of the 2032 4.25% Convertible Notes. In July and October 2025, we have repurchased $410.0 million of the outstanding principal amount of the 2032 4.25% Convertible Notes. As of December 31, 2025, $50.0 million principal amount of the 2032 4.25% Convertible Notes was outstanding. In July 2025, we issued $575.0 million aggregate principal amount of the 2032 2.375% Convertible Notes. In October 2025, we issued $1,150.0 million aggregate principal amount of the 2036 2.00% Convertible Notes. We carry the 2032 4.25% Convertible Notes, the 2032 2.375% Convertible Notes, and the 2036 2.00% Convertible Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. These convertible notes have fixed interest rates; therefore, we have no financial statement risk associated with changes in interest rates. The fair values of these convertible notes change when the market price of our stock fluctuates or market interest rates change.

In October 2025, BackstopCo entered into the UBS Bridge Financing Loan with UBS AG, Stamford Branch, in an aggregate principal amount of $420.0 million. The term loan bears a floating interest rate equal to Term SOFR plus 2.0% per annum. We are not subject to material financial statement risk associated with changes in interest rates with respect to the term loan. The fair value of the term loan changes when the market interest rates change.

In 2025, AST LLC and certain other subsidiaries entered into a MEFA with Trinity Capital, Inc., providing for a conditional commitment to provide financing of up to $100.0 million. We have executed four draws under the MEFA borrowing a total of $50.5 million. The borrowings carry fixed interest rates; therefore, we have no financial statement risk associated with changes in interest rates. The fair value of the borrowings changes when market interest rates change.

In August 2023, we entered into a capital equipment loan agreement with Lone Star, succeeded by Prosperity Bank by merger with Lone Star, as lender, for a term loan of $15.0 million, $12.6 million of which was outstanding as of December 31, 2025. We carry the capital equipment loan at face value less the unamortized debt issuance costs on our consolidated balance sheets. The capital equipment loan has a variable rate based on the Prime Rate plus 0.75%. We are not subject to material financial statement risk associated with changes in interest rates with respect to the capital equipment loan. The fair value of the capital equipment loan changes when the market interest rates change.

In December 2021, we entered into a term loan with Lone Star, succeeded by Prosperity Bank by merger with Lone Star, with an aggregate principal amount of $5.0 million, $4.2 million of which was outstanding as of December 31, 2025. We carry the term loan at face value less the unamortized debt issuance costs on our consolidated balance sheets. The term loan has a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the term loan. The fair value of the term loan changes when the market interest rates change.

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

Item 8. Financial Statements and Supplementary Data

The full text of the Company’s financial statements begins on page 69 of this Annual Report and is incorporated herein by reference.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended December 31, 2025. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
AST SpaceMobile, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited AST SpaceMobile, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Miami, Florida
March 2, 2026

Item 9B. Other Information

(b) During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025, including under the captions “Committees of the Board,” “Proposal No. 1 – Election of Directors,” “Executive Officers,” and “Insider Trading Policy.”

We have a Code of Business Conduct and Ethics (the “Code of Ethics”) that, along with our Charter, our Bylaws, the charters of the committees of the Board of Directors, our Corporate Governance Guidelines, the Stockholders’ Agreement and the Amended Stockholders’ Agreement, provide the framework of our governance. Our Code of Ethics applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics on our website rather than by filing a Current Report on Form 8-K. Our Code of Ethics and Corporate Governance Guidelines are available on the “Corporate Governance Overview” section of our investor relations website at https://investors.ast-science.com. The information on any of our website pages is deemed not to be incorporated in this Annual Report.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025, including under the captions “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Director Compensation,” “CEO Pay Ratio,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025, including under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025, including under the captions “Corporate Governance Framework” and “Certain Relationships and Related Party Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025, including under the caption “Fees to Independent Registered Public Accounting Firm.”

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

3.3	Amended and Restated Bylaws of AST SpaceMobile, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
4.1*	Description of Registrant’s Securities.
4.2	Specimen Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
4.3	Specimen Warrant Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
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

4.7

Indenture, dated as of October 24, 2025, by and between AST SpaceMobile, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the SEC on October 24, 2025).

4.8

Form of Global Note, representing AST SpaceMobile, Inc.’s 2.00% Convertible Senior Notes due 2036 (included as Exhibit A to the Indenture filed as Exhibit 4.7) (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2025).

4.9

Indenture, dated as of July 29, 2025, by and between AST SpaceMobile, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2025).

4.10

Form of Global Note, representing AST SpaceMobile, Inc.’s 2.375% Convertible Senior Notes due 2032 (included as Exhibit A to the Indenture filed as Exhibit 4.9) (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2025).

4.11

Indenture, dated as of February 17, 2026, by and between AST SpaceMobile, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 17, 2026).

4.12

Form of Global Note, representing AST SpaceMobile, Inc.’s 2.25% Convertible Senior Notes due 2036 (included as Exhibit A to the Indenture filed as Exhibit 4.11) (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 17, 2026).

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

10.30†

Amended and Restated AST SpaceMobile, Inc. 2024 Incentive Award Plan. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2025).

10.31†

AST SpaceMobile, Inc. 2024 Incentive Award Plan - Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2024).

10.32

Restructuring Support Agreement, dated as of January 5, 2025, by and among Ligado Networks LLC, certain of its subsidiaries, Consenting Stakeholders (as defined therein) and AST & Sciences, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2025).

10.33	Form of Confirmation for Base Capped Call Transactions (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2025).
10.34	Form of Confirmation for Additional Capped Call Transactions (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2025).
10.35

Form of Confirmation for Base Capped Call Transactions, dated July 24, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2025).

10.36

Form of Confirmation for Additional Capped Call Transactions, dated July 25, 2025 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2025).

10.37

Credit Agreement, dated as of July 15, 2025, by and among, Spectrum USA I, LLC, as borrower, Sound Point Agency LLC, as administrative agent and collateral agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2025).

10.38

Loan Agreement, dated as of October 31, 2025, by and between BackstopCo, LLC as borrower and UBS AG, Stamford Branch as lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2025).

10.39

Settlement Term Sheet, dated as of June 13, 2025, among AST SpaceMobile Inc., Ligado Networks LLC, Viasat, Inc. and Inmarsat Global Limited (incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2025).

10.40

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

10.41	Amendment To Strategic Collaboration and Spectrum Usage Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2025).
10.42†

AST SpaceMobile, Inc. 2024 Incentive Award Plan – Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2025).

10.43

Framework Agreement, dated as of March 22, 2025, by and between Ligado Networks LLC, AST SpaceMobile, Inc., AST & Sciences, LLC and Spectrum USA I, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2025).

10.44

Strategic Collaboration and Spectrum Usage Agreement, dated as of March 22, 2025, by and between Ligado Networks LLC and AST & Sciences, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2025).

10.45

Spectrum Usage Rights Agreement, dated as of March 22, 2025, by and between One Dot Six LLC and AST & Sciences, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2025).

10.46

Side Letter Agreement, dated as of March 22, 2025, by and between AST SpaceMobile, Inc., Cerberus Capital Management, L.P. and Fortress Credit Advisors LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2025).

10.47	Pre-Funded Warrant, dated as of March 22, 2025 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2025).
19.1	AST SpaceMobile, Inc. Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2025).
21.1*	List of subsidiaries of AST SpaceMobile, Inc
23.1*	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

24.1	Power of Attorney (included in signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AST SpaceMobile, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Remeasurement of the liability for private placement warrants

As discussed in Notes 2, 3 and 8 to the consolidated financial statements, the Company has issued private placement warrants to purchase common stock at a price of $11.50 per share. The private placement warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. The private placement warrants are accounted for as derivative liabilities on the consolidated balance sheet at fair value, with subsequent changes in fair value recognized in the consolidated statement of operations at each reporting date. The Company estimates the fair value of the liability for outstanding unexercised private placement warrants at each financial reporting date using the Black-Scholes-Merton model. The Black-Scholes-Merton model required the use of a risk-free rate assumption and expected volatility assumption, which are subjective assumption inputs. The risk-free rate assumption was based on U.S. Treasury rates, and the expected volatility assumption was based on an average of the historical volatility of the Company’s shares and the implied volatility of one-year options on the Company’s shares. During the year ended December 31, 2025, 2,931,125 private placement warrants were exercised on a cashless basis and there were 122,000 private placement warrants that remain outstanding as of December 31, 2025. For the year ended December 31, 2025, the Company recognized a net loss of $68.2 million for changes in fair value of these private placement warrants.

We identified the evaluation of the loss recognized on the remeasurement of the fair value of the liability for private placement warrants prior to their exercise as a critical audit matter. A high degree of auditor judgment and specialized skills and knowledge were required in the evaluation of the estimated fair value prior to the exercise of the private placement warrants due to the degree of subjectivity associated with the expected volatility assumption and its sensitivity to variation.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s valuation process for the private placement warrants, including a control related to the determination of the expected volatility assumption. We involved valuation professionals with specialized skills and knowledge who assisted in:

•
developing an independent expectation of the volatility assumption based on consideration of historical and implied share price volatility information
•
developing an estimate of the fair value of the liability for private placement warrants prior to their exercise using publicly available market data and the independently developed volatility assumption
•
comparing the independently developed estimate of the fair value to the respective fair value of the liability for private placement warrants determined by the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Miami, Florida

March 2, 2026

AST SPACEMOBILE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	As of December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$2,335,683	$564,988
Restricted cash	877	2,546
Accounts receivable, net (includes related party accounts receivable of $2,091 and $0 at December 31, 2025 and 2024, respectively)	37,726	1,400
Inventory	12,007	1,062
Prepaid expenses	11,955	7,887
Other current assets	60,264	22,363
Total current assets	2,458,512	600,246

Non-current assets:
Restricted cash	443,400	-
Property and equipment, net	1,398,761	337,669
Intangible assets, net	245,093	-
Operating lease right-of-use assets, net	19,420	14,014
Other non-current assets (includes related party loan receivable of $18,187 and $0 at December 31, 2025 and 2024, respectively)	449,201	2,632
TOTAL ASSETS	$5,014,387	$954,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$46,763	$17,004
Accrued expenses and other current liabilities	69,246	12,195
Current contract liabilities	19,887	41,968
Current operating lease liabilities	2,449	1,856
Current portion of long-term debt	11,999	2,919
Total current liabilities	150,344	75,942

Non-current liabilities:
Warrant liabilities	7,471	41,248
Non-current operating lease liabilities	17,479	12,652
Non-current contract liabilities	207,093	-
Long-term debt, net	2,207,583	155,573
Other non-current liabilities	32,092	-
Total liabilities	2,622,062	285,415

Commitments and contingencies (Note 9)

Stockholders' Equity:
Class A Common Stock, $.0001 par value, 800,000,000 shares authorized, 285,449,911 and 208,173,198 shares issued and outstanding as of December 31, 2025 and 2024, respectively	27	20
Class B Common Stock, $.0001 par value, 200,000,000 shares authorized, 11,227,292 shares issued and outstanding as of December 31, 2025 and 2024, respectively	4	4
Class C Common Stock, $.0001 par value, 125,000,000 shares authorized, 78,163,078 shares issued and outstanding as of December 31, 2025 and 2024, respectively	8	8
Additional paid-in capital	2,671,770	969,004
Accumulated other comprehensive income (loss)	1,351	(176)
Accumulated deficit	(831,685)	(489,745)
Noncontrolling interest	550,850	190,031
Total stockholders' equity	2,392,325	669,146

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,014,387	$954,561

See accompanying notes to the consolidated financial statements

AST SPACEMOBILE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Products revenues (includes related party revenues of $2,091, $0 and $0 for the years ended December 31, 2025, 2024 and 2023 respectively)	$44,389	$500	$-
Services revenues	26,529	3,918	-
Total revenues	70,918	4,418	-

Operating expenses:
Cost of revenues (exclusive of items shown separately below)
Cost of revenues - products (includes related party cost of revenues of $1,329, $0 and $0 for the years ended December 31, 2025, 2024 and 2023, respectively)	33,032	-	-
Cost of revenues - services	2,184	-	-
Engineering services costs	142,510	93,491	78,811
General and administrative costs	101,679	61,566	41,601
Research and development costs	28,115	28,783	47,486
Depreciation and amortization	51,111	63,340	54,469
Total operating expenses	358,631	247,180	222,367

Other (expense) income:
(Loss) gain on remeasurement of warrant liabilities	(68,154)	(268,627)	8,986
Interest expense	(36,071)	(18,681)	(4,511)
Interest income (includes related party interest income of $564, $0 and $0 for the years ended December 31, 2025, 2024 and 2023, respectively)	49,233	14,164	7,186
Other (expense) income, net	(114,408)	1,867	(10,290)
Loss on extinguishment of debt	-	(10,963)	-
Total other (expense) income, net	(169,400)	(282,240)	1,371

Loss before income tax expense	(457,113)	(525,002)	(220,996)
Income tax expense	(3,898)	(1,328)	(1,681)
Net loss before allocation to noncontrolling interest	(461,011)	(526,330)	(222,677)

Net loss attributable to noncontrolling interest	(119,071)	(226,247)	(135,116)
Net loss attributable to common stockholders	$(341,940)	$(300,083)	$(87,561)
Net loss per share attributable to holders of Class A Common Stock
Basic and diluted	$(1.34)	$(1.94)	$(1.07)
Weighted-average number of shares
Basic and diluted	255,982,592	154,501,344	81,824,122

See accompanying notes to the consolidated financial statements

AST SPACEMOBILE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023

Net loss before allocation to noncontrolling interest	$(461,011)	$(526,330)	$(222,677)
Other comprehensive income (loss)
Foreign currency translation adjustments	2,049	(586)	(6)
Total other comprehensive income (loss)	2,049	(586)	(6)
Total comprehensive loss before allocation to noncontrolling interest	(458,962)	(526,916)	(222,683)
Comprehensive loss attributable to noncontrolling interest	(118,549)	(226,430)	(135,120)
Comprehensive loss attributable to common stockholders	$(340,413)	$(300,486)	$(87,563)

See accompanying notes to the consolidated financial statements

AST SPACEMOBILE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

Year Ended December 31, 2025
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance, December 31, 2024	208,173,198	$20	11,227,292	$4	78,163,078	$8	$969,004	$(176)	$(489,745)	$190,031	$669,146
Stock-based compensation	-	-	-	-	-	-	47,173	-	-	317	47,490
Issuance of common stock, net of issuance costs	26,651,988	2	-	-	-	-	974,313	-	-	297,289	1,271,604
Issuance of equity under employee stock plan	1,226,686	-	-	-	-	-	6,336	-	-	5,472	11,808
Issuance of equity to acquire spectrum priority rights and pay spectrum usage fees	963,385	-	-	-	-	-	23,760	-	-	6,321	30,081
Vesting of restricted stock units	1,389,318	-	-	-	-	-	(15,884)	-	-	(7,134)	(23,018)
Issuance of penny warrants	-	-	-	-	-	-	89,197	-	-	31,959	121,156
Capped call, net	-	-	-	-	-	-	(15,666)	-	-	(8,390)	(24,056)
2034 Convertible Notes settlement	25,818,541	3	-	-	-	-	115,601	-	-	24,016	139,620
2032 4.25% Convertible Notes settlement	17,274,752	2	-	-	-	-	394,180	-	-	111,344	505,526
Warrant exercise	2,294,380	-	-	-	-	-	78,875	-	-	23,055	101,930
Redemption of AST LLC Common Units for Class A common stock	1,657,663	-	-	-	-	-	4,881	-	-	(4,881)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	1,527	-	522	2,049
Net loss	-	-	-	-	-	-	-	-	(341,940)	(119,071)	(461,011)
Balance, December 31, 2025	285,449,911	$27	11,227,292	$4	78,163,078	$8	$2,671,770	$1,351	$(831,685)	$550,850	$2,392,325

Year Ended December 31, 2024
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance, December 31, 2023	90,161,309	$9	50,041,757	$5	78,163,078	$8	$288,404	$227	$(189,662)	$114,568	$213,559
Stock-based compensation	-	-	-	-	-	-	26,680	-	-	5,359	32,039
Issuance of common stock, net of issuance costs	62,052,687	6	-	-	-	-	351,846	-	-	187,944	539,796
Issuance of equity under employee stock plan	462,224	-	-	-	-	-	2,776	-	-	2,165	4,941
Vesting of restricted stock units	1,532,573	-	-	-	-	-	(4,204)	-	-	(997)	(5,201)
Warrant exercise	13,971,450	1	-	-	-	-	242,570	-	-	168,357	410,928
Redemption of AST LLC Common Units for Class A common stock	39,992,955	4	(38,814,465)	(1)	-	-	60,932	-	-	(60,935)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	(403)	-	(183)	(586)
Net loss	-	-	-	-	-	-	-	-	(300,083)	(226,247)	(526,330)
Balance, December 31, 2024	208,173,198	$20	11,227,292	$4	78,163,078	$8	$969,004	$(176)	$(489,745)	$190,031	$669,146

Year Ended December 31, 2023
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance, December 31, 2022	71,819,926	$7	50,041,757	$5	78,163,078	$8	$235,384	$229	$(102,101)	$226,294	$359,826
Stock-based compensation	-	-	-	-	-	-	12,631	-	-	658	13,289
Issuance of common stock, net of issuance costs	14,027,909	1	-	-	-	-	36,892	-	-	26,874	63,767
Issuance of equity under employee stock plan	3,639,645	1	-	-	-	-	3,699	-	-	(3,475)	225
Vesting of restricted stock units	673,829	-	-	-	-	-	(202)	-	-	(663)	(865)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(2)	-	(4)	(6)
Net loss	-	-	-	-	-	-	-	-	(87,561)	(135,116)	(222,677)
Balance, December 31, 2023	90,161,309	$9	50,041,757	$5	78,163,078	$8	$288,404	$227	$(189,662)	$114,568	$213,559

See accompanying notes to the consolidated financial statements

AST SPACEMOBILE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss before allocation to noncontrolling interest	$(461,011)	$(526,330)	$(222,677)
Adjustments to reconcile net loss before noncontrolling interest to cash used in operating activities:
Depreciation and amortization	51,111	63,340	54,469
Amortization of debt issuance costs	2,728	3,734	1,155
Amortization of debt commitment fee	4,033	-	-
Write off of unamortized debt issuance costs	-	5,483	-
Loss on disposal/sale of property and equipment	4,605	2,221	110
Induced conversion expense on convertible notes	99,681	-	-
Loss (gain) on remeasurement of warrant liabilities	68,154	268,627	(8,986)
Stock-based compensation	47,490	32,039	13,289
Non-cash interest expense	1,361	2,959	-
Non-cash interest income	(564)	-	-
Loss from equity method investment	1,205	-	-
Changes in operating assets and liabilities:
Accounts receivable	(36,326)	380	(1,780)
Prepaid expenses and other current assets	(27,622)	(13,334)	13,862
Inventory	(10,945)	(1,062)	-
Accounts payable and accrued expenses	32,251	(6,257)	(149)
Contract liabilities	161,516	41,968	-
Other assets and liabilities	(9,184)	89	1,765
Net cash used in operating activities	(71,517)	(126,143)	(148,942)

Cash flows from investing activities:
Purchase of property and equipment	(1,064,741)	(174,127)	(118,807)
Capital advances to Ligado	(420,000)	-	-
Purchase of spectrum intangibles	(56,397)	-	-
Net cash used in investing activities	(1,541,138)	(174,127)	(118,807)

Cash flows from financing activities:
Proceeds from debt	2,611,523	145,000	63,500
Repayments of debt	(5,120)	(48,752)	(242)
Payment for debt issuance costs	(11,588)	(9,435)	(9,653)
Proceeds from issuance of common stock	1,295,894	551,947	64,639
Payments for third party equity issuance costs	(24,320)	(12,151)	(872)
Proceeds from warrant exercises	-	153,618	-
Issuance of equity under employee stock plan	11,808	4,941	225
Employee taxes paid for stock-based compensation awards	(23,018)	(5,201)	(865)
Purchase of capped call transactions	(98,578)	-	-
Proceeds from capped call sales	74,522	-	-
Payments for debt commitment fee	(11,000)	-	-
Proceeds from share issuances to repurchase 2032 4.25% Convertible Notes	1,010,887	-	-
Payments for repurchase of 2032 4.25% Convertible Notes	(1,003,522)	-	-
Net cash provided by financing activities	3,827,488	779,967	116,732

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,407)	(260)	(142)

Net increase (decrease) in cash, cash equivalents and restricted cash	2,212,426	479,437	(151,159)
Cash, cash equivalents and restricted cash beginning of period	567,534	88,097	239,256
Cash, cash equivalents and restricted cash end of period	$2,779,960	$567,534	$88,097

Supplemental disclosure of cash flow information:
Non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$7,231	$2,238	$6,739
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$56,708	$9,309	$18,409
PIK interest paid through issuance of PIK notes	497	2,959	-
Deferred asset acquisition costs paid by issuance of penny warrants	121,156	-	-
Spectrum intangibles acquisition costs accrued or paid by issuance of shares	67,540	-	-
2034 Convertible Notes settled by issuance of Class A Common Stock	139,620	-	-
Settlement of warrant liabilities by issuing shares	101,930	257,337	-
Acquisition of equity investment in and loan receivable from SatCo by contributing exclusive distribution rights	23,497	-	-
Cash paid during the fiscal year for:
Interest	$7,855	$11,988	$3,243
Income taxes, net	6,798	1,669	492

See accompanying notes to the consolidated financial statements

AST SPACEMOBILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

1.
Organization and Nature of Operations

AST SpaceMobile, Inc., collectively with its subsidiaries (“SpaceMobile” or the “Company”) is currently designing, developing and manufacturing the constellation of BlueBird (“BB”) satellites and has begun launching its planned space-based Cellular Broadband network distributed through a constellation of low Earth orbit (“LEO”) satellites. Once deployed and operational, the BB satellites are designed to provide connectivity directly to off-the-shelf and unmodified devices at broadband speeds (the “SpaceMobile Service”), and be accessible for other applications for government use. At that point, the Company intends to offer the SpaceMobile Service to cellular subscribers and others through wholesale commercial agreements with cellular service providers. The Company also intends to leverage its patented technology, including large phased array and high power capability of its BB satellites, for a variety of applications in the government sector. The Company is headquartered in Texas where it operates satellite assembly, integrating and testing (“AIT”) facilities. The Company also has engineering and development centers elsewhere in the United States, India and Scotland, and engineering, development and production centers in Spain and Israel. The Company’s global footprint was approximately 450,000 square feet as of December 31, 2025. The Company’s intellectual property (“IP”) portfolio is diverse, containing numerous and various innovations of the direct-to-cell satellite ecosystem from space to Earth. The Company’s IP portfolio consists of 38 patent families worldwide. As of December 31, 2025, the Company has approximately 3,850 patent and patent pending claims worldwide, of which approximately 1,900 have been officially granted or allowed.

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

The Company launched five first generation commercial BB satellites (“Block 1 BB satellites”) on September 12, 2024. The Block 1 BB satellites are of similar size and weight to the BW3 test satellite and have ten times higher throughput than the BW3 test satellite. In October 2024, the Company completed the deployment of the phased array antennas and Q/V antennas in orbit and performed a series of monitoring tests and activities to confirm the successful initial operations of the Block 1 BB satellites. In January 2025, the Company successfully made the first SpaceMobile video call from space with Vodafone using standard unmodified 4G/5G smartphones. In February 2025, the Company completed the voice and video calls tests on standard unmodified smartphones with AT&T and Verizon in the U.S. and also completed the tests for non-communication applications for the United States government. All five Block 1 BB satellites have participated in the tests at various stages. In April 2025, together with Rakuten Mobile, Inc., the Company successfully conducted a two-way broadband video call in front of a live audience using unmodified smartphones on the SpaceMobile network enabled by a Block 1 BB satellite in orbit today. On July 21, 2025, the Company and AT&T made the first-ever Voice over LTE (“VoLTE”) call and short message service over satellite using AT&T’s spectrum and core network with a standard unmodified cell phone. On October 2, 2025, together with Bell Canada, the Company achieved Canada’s first-ever space-based 4G VoLTE voice call, broadband data connection, and video streaming using everyday smartphones. The Company has deployed and released many fixed cells over the continental U.S. to its Mobile Network Operators (“MNOs”) and Original Equipment Manufacturer partners as the reference cells for routing testing. The Company continues to test the spectrum quality of those fixed cells and have received approval to activate fixed cells from an MNO. The Company expects to continue testing for SpaceMobile Service automation including beta testing prior to rollout of initial noncontinuous SpaceMobile Service in select markets including the United States, Europe, and Japan.

The Company launched the first (“BB6”) of its next generation commercial BB satellites (“Block 2 BB satellites”) on December 23, 2025. The Block 2 BB satellites feature an up to approximately 2,400 square feet phased array, the largest phased array ever deployed in a LEO for commercial use, which is more than three times larger than the phased array of the Block 1 BB satellites and designed to deliver up to 10 times the bandwidth capacity of the Block 1 BB satellites. On February 10, 2026, the Company successfully deployed BB6, the largest phased array deployed commercially in LEO. The performance of BB6 is driven by several breakthroughs in space-based architecture. The large antenna array allows the satellite to transmit and receive signals from standard handheld devices. Further, the large aperture enables highly precise beamforming, creating narrower, more focused coverage areas. This precision minimizes interference, maximizes network capacity and provides a consistent high-quality user experience for Cellular Broadband services, including voice, data and video.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements and related notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company, AST LLC and its subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation. Certain comparative amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on historical experience when available and on other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, useful lives assigned to property and equipment, the fair values of warrant liabilities, potential impairment of long-lived assets and indefinite-lived intangibles, and equity-based compensation expense. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates due to risks and uncertainties, including the continued uncertainty surrounding rapidly changing market and economic conditions due to geopolitical conflicts and macroeconomic conditions including changes in inflation and interest rates.

Related Parties and Related Party Transactions

A related party is a person who has the ability to exert significant influence over the Company and may include executive officers and directors, including members of their immediate families, shareholders owning more than 10% of the Company’s voting securities, or other entities deemed to be affiliates, as defined in Accounting Standards Codification (“ASC”) 850, Related Party Disclosures (“ASC 850”). The Company assesses its related parties and applicable disclosures on a quarterly basis, considering all relevant facts and circumstances.

According to the Company’s Stockholders’ Agreement, as amended, certain investors of the Company have the right to nominate directors to the Company’s Board of Directors. These investors include AT&T, Vodafone, American Tower and Antares Technologies. However, none of these investors have ownership rights or any voting rights that qualify them as related parties under ASC 850. Therefore, the Company has concluded that none of these investors with board representation are related parties as of December 31, 2025, and no disclosures under ASC 850 are required for these investors.

On July 7, 2025, the Company and Vodafone entered into an agreement to create a jointly-owned European satellite service business (“SatCo”). As an equity method investee, SatCo is a related party of the Company under ASC 850. See Note 16 Vodafone Joint Venture for further details.

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

The Company’s CODM is its Chairman and Chief Executive Officer. The Company has determined that it operates in one operating segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Consolidated net loss before allocation to noncontrolling interest is the reported measure of segment profit or loss and is the primary measure used by the CODM to assess segment performance and decide how to allocate resources. This measure is used to monitor operating results, compare actual performance to internal budgets and forecasts, evaluate performance relative to strategic objectives, and determine the level of operating and capital resources required. Consolidated net loss before allocation to noncontrolling interest is presented in the consolidated statements of operations as revenues less total operating expenses and other segment items. Other segment items include loss and gain on remeasurement of warrant liabilities, interest income and expense, and income taxes expense. Other segment items also include induced conversion expense related to the repurchases of the 2032 4.25% Convertible Notes, loss on extinguishment of debt, and a charge for penalty paid in accordance with a contractual agreement for the years ended December 31, 2025, 2024 and 2023, respectively. The measure of segment assets is reported on the accompanying consolidated balance sheets as total assets.

Cash and Cash Equivalents

The Company’s cash equivalents consist of short-term money market funds. The Company considers all highly liquid investments with a maturity date of 90 days or less at the date of purchase to be cash equivalents. Cash is primarily maintained at Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. The Company maintains its cash in accounts at financial institutions that the Company believes are of high credit quality. At times, the cash balance may exceed federally insured limits. The Company's foreign subsidiaries may deposit cash at institutions that are not insured by the FDIC. Interest income earned on cash and cash equivalents and restricted cash is reported under interest income in the consolidated statement of operations. Cash and cash equivalents and restricted cash as of December 31, 2025 are subject to minimal credit risk.

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

The Company capitalizes the costs of software obtained for internal use in accordance with the guidance for accounting for costs of computer software obtained for internal use. Capitalization of software obtained for internal use commences during the development phase of the project and ends when the asset is ready for its intended use. Software obtained for internal use is generally amortized on a straight-line basis over the estimated useful life and included within property and equipment on the Company’s consolidated balance sheet. Capitalized costs of software obtained for internal use for the years ended December 31, 2025, 2024 and 2023 were $17.5 million, $13.5 million and $7.0 million, respectively, all of which were developed by third parties to the Company. Amortization of capitalized internal use software for the years ended December 31, 2025 and 2024 was approximately $1.4 million and $1.1 million, respectively. No amortization was recognized for the year ended December 31, 2023.

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

The Company depreciates the assets over the estimated useful lives as follows:

Estimated Useful Life
Building and building improvements	10 to 30 years
Computers, software, and equipment	2 to 10 years
Leasehold improvements	Shorter of estimated useful life or lease term
Satellite antennas	5 years
Satellites in orbit	2 to 7 years
Lab, assembly, and integration equipment	2 to 10 years
Others (1)	5 to 7 years

(1)
Includes vehicles, furniture and fixtures, and a phased array test facility.

Cloud Computing Software Implementation Costs

Cloud computing software implementation costs incurred in hosting arrangements are capitalized and reported as a component of Other current assets and Other non-current assets in the Company’s consolidated balance sheets. Once available for their intended use, these costs are amortized on a straight-line basis over their respective contract service periods, including periods covered by any reasonably probable options to extend, ranging from three to five years. As of December 31, 2025 and 2024, capitalized costs, net of accumulated amortization, totaled $2.9 million and $0.7 million, respectively. For the years ended December 31, 2025, 2024 and 2023, amortization expense associated with hosting arrangements was $0.4 million, $0.8 million and $0.2 million, respectively, and recognized within General and administrative costs in the consolidated statements of operations.

Impairment of Long Lived Assets

Long-lived assets consist of property and equipment and operating lease right-of-use assets. Long-lived assets are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets may warrant revision or if events or circumstances indicate that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. There were no impairment charges for long-lived assets recognized for the years ended December 31, 2025, 2024 and 2023.

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

Revenue Recognition

Revenue generated from sales of goods and services is recognized when a customer obtains control of promised goods or services in accordance with ASC 606, Revenue from Contracts with Customers. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $44.4 million, $0.5 million and $0 million of Products revenue from the sale of gateway equipment and related software to MNOs. These arrangements typically involve multiple performance obligations, which include hardware, software, and optional installation and support services. Revenue for hardware and software sales is recognized at a point in time when control transfers to the customer, which is generally upon delivery of the equipment and activation of the software. Revenue for installation and support services is generally recognized as services are performed.

During the years ended December 31, 2025, 2024 and 2023, the Company recognized $26.5 million , $3.9 million, and $0 million of Services revenue mainly from performance obligations completed under agreements with the U.S. Government to date either directly as a prime contractor or indirectly through prime contractors. Under these arrangements, the Company has provided testing and other development services designed to enable future service capabilities. These contracts typically contain a single performance obligation and include a series of fixed-price milestones for which the Company has the right to invoice upon completion and customer acceptance. The Company recognizes revenue from these contracts over time when milestones are achieved and accepted by the customer, which reflects the pattern by which the Company satisfies its performance obligation through the transfer of service to the customer.

Additionally, the Company has definitive commercial agreements with MNOs to provide SpaceMobile Service. These arrangements contain multiple performance obligations, including sale of gateway equipment hardware and software and a stand ready obligation to provide SpaceMobile Service. Revenue for SpaceMobile Service will be recognized over the life of the contract, beginning when AST provides MNOs access to its satellite network. To date, the Company has not recognized any revenues from its SpaceMobile Service.

The Company defers revenue and recognizes contract liabilities in the event the performance obligations are not satisfied for which payment has been received. As of December 31, 2025 and December 31, 2024, $227.0 million and $42.0 million, respectively, of current and non-current contract liabilities were recorded for advance consideration received from customers for which the associated performance obligations were not yet satisfied. The significant increase in contract liabilities during the year ended December 31, 2025 was primarily due to advance payments received from MNOs related to the provision of SpaceMobile Service. The amount of revenue recognized for the year ended December 31, 2025 that was included in the December 31, 2024 contract liability balance was approximately $6.4 million.

Revenue allocated to remaining performance obligations, which includes contract liabilities and amounts that will be invoiced and recognized as revenue in future periods, was approximately $1.2 billion as of December 31, 2025. The Company expects to recognize approximately 9.0% of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter. The Company’s contracts with MNOs to provide SpaceMobile Service contain multiple performance obligations. Revenue allocated to remaining SpaceMobile Service performance obligations does not include variable consideration that has not been included in the transaction price, specifically consideration from revenue sharing with MNOs based on revenue generated from end customers’ usage of the satellite services. That consideration is constrained due to the uncertainty about the amount of the consideration to be received, which may not be resolved for a period of time.

Intangible Assets

The Company’s intangible assets consist of the spectrum usage rights of up to 45 MHz of lower mid-band satellite spectrum in the United States and Canada for direct-to-device satellite applications and certain S-Band International Telecommunication Union (“ITU”) priority rights to Mobile Satellite Services frequencies in the range of 1980-2010 MHz and 2170-2200 MHz, for use in LEO. The Company capitalizes spectrum payments, regulatory filing and other direct costs incurred to ready the spectrum usage rights for their intended use as an intangible asset. The Company will commence amortization of the spectrum usage rights once applicable regulatory approvals are received and the asset is considered ready for its intended use. The Company determined that the S-Band ITU priority rights is an indefinite-lived intangible asset as there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of its priority rights. The Company will re-evaluate the useful life determination each year to determine whether events and circumstances continue to support an indefinite useful life. The Company tests its definite and indefinite-lived intangible assets for potential impairment annually or more frequently if impairment indicators are present. The Company has the option to first perform a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. However, the Company may elect to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test. See Note 14 Spectrum Usage Rights and Related Financing and Note 15 Global S-Band Spectrum Priority Rights Acquisition for further details.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are reported net of an allowance for credit losses that are not expected to be recovered. The Company recognizes the allowance for credit losses at inception of sales and reassesses quarterly based on management’s expectation of the asset’s collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions. The Company elected the practical expedient, available as part of the early adoption of ASU 2025-05 (see below), not to consider management’s expectations of conditions in the future for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The Company’s contractual payment terms with its customers average between 60 to 90 days. As of December 31, 2025, the majority of outstanding accounts receivable are considered current. For the years ended December 31, 2025 and 2024, the Company’s customers had high credit ratings and the allowance for credit losses was immaterial.

Inventory

Inventory consists of gateway equipment held for sale and is stated at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method and includes the average purchase price of equipment acquired, inbound freight, and other direct costs necessary to prepare the equipment for sale. Net realizable value represents the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation.

The Company periodically reviews inventory on hand and records provisions for excess, slow-moving, or obsolete inventory based on historical usage, expected demand, and technological obsolescence among other factors. Inventory write-downs are recorded as a component of cost of revenues and are not subsequently reversed.

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

General and Administrative Costs

General and administrative costs primarily consist of compensation and related expenses for non-engineering personnel, office and facilities expenses, and professional services, including legal fees, accounting, and public relations. These costs also include insurance, software licensing and subscriptions.

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

Stock-Based Compensation

The Company accounts for equity awards, including grants of stock options, restricted stock and restricted stock units, in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all equity-based payments to employees, which includes grants of employee equity awards, to be recognized in the consolidated statements of operations based on their grant date fair values. The Company issues stock-based compensation awards to the employees, non-employees, and non-employee members of the Board of Directors. The Company accounts for stock-based compensation for awards granted to non-employees in a similar fashion to the way it accounts for stock-based compensation awards to employees.

The Company estimates the grant date fair value of stock options granted to employees, non-employees, and non-employee members of the Board of Directors using the Black-Scholes option-pricing model. Use of the Black-Scholes model requires the Company to make assumptions with respect to the expected term of stock options, the expected volatility of the Common Stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the Common Stock. The fair value of restricted stock and restricted stock units granted to employees, non-employees and non-employee members of the Board of Directors is based on the fair value of the Company’s stock on the grant date. For awards that vest based solely on achievement of a service condition, the Company recognizes expense on a straight-line basis over the period during which the award holder provides such services. For awards that vest based on both service and performance conditions, the Company recognizes expense using a graded method for such awards only to the extent it believes achievement of the performance conditions is probable. The Company recognizes forfeitures as they occur and reverses any previously recognized compensation cost associated with forfeited awards. The Company accounts for the compensation associated with equity awards by offsetting expense with additional paid-in capital.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not (i.e., a likelihood of more than 50%) to be sustained upon examination by taxing authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes accrued interest and penalties related to uncertain tax positions as income tax expense. There were no uncertain tax positions and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss per Share

The Company reports both basic and diluted net loss per share. Basic net loss per share is calculated based on the weighted average number of shares of Common Stock outstanding and excludes the dilutive effect of warrants, stock options, and other types of convertible securities. Diluted net loss per share is calculated based on the weighted average number of shares of Common Stock outstanding and the dilutive effect of stock options, warrants and other types of convertible securities is included in the calculation. Dilutive securities are excluded from the diluted net loss per share calculation in periods where the Company reports a net loss as such dilutive securities have an anti-dilutive effect on net loss per share.

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

In July 2025, FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which amends ASC 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost to introduce a practical expedient that permits entities to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and/or current contract assets arising from transactions accounted for under ASC 606. The standard is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods. The Company early adopted the new standard, effective January 1, 2025, on a prospective basis, and the accounting requirements of this ASU have been reflected in the Company’s evaluation of allowance for accounts receivable in the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The Company adopted the ASU for annual periods beginning January 1, 2025 and the adoption did not have a material impact on the Company’s consolidated financial statements.

Future Adoption of Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard can be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this ASU on the presentation of its consolidated financial statements.

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

3.
Fair Value Measurement

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	As of December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,016,705	$-	$-
Total assets measured at fair value	$2,016,705	$-	$-

Liabilities:
Private placement warrant liability	-	-	7,471
Total liabilities measured at fair value	$-	$-	$7,471

	As of December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$510,424	$-	$-
Total assets measured at fair value	$510,424	$-	$-

Liabilities:
Private placement warrant liability	-	-	41,248
Total liabilities measured at fair value	$-	$-	$41,248

As of December 31, 2025 and December 31, 2024, the Company had $2.8 billion and $567.5 million of cash and cash equivalents and restricted cash, respectively, of which $2.0 billion and $510.4 million, respectively, were classified as cash equivalents, which consisted principally of short-term money market funds with original maturities of 90 days or less. As of December 31, 2025, non-current restricted cash of $443.4 million consisted of the cash collateral for the UBS Bridge Financing Loan and $15.0 million collateral for the capital equipment loan with Prosperity Bank, and current restricted cash of $0.9 million consisted of deposits against the bank guaranty issued to the landlords for lease of properties. As of December 31, 2024, restricted cash of $2.5 million consisted of a deposit into an interest reserve escrow account for the terminated senior secured credit facility and a deposit against the bank guaranty issued to the landlord for lease of a property. For certain instruments, including cash, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

As of December 31, 2025 and December 31, 2024, warrant liabilities were comprised of private placement warrants (“Private Placement Warrants”), which have been classified as Level 3 due to the use of historical volatility of the Company’s shares and implied volatility derived from options on the Company’s shares. Warrant liabilities are described in detail in Note 8 Warrant Liabilities.

The Private Placement Warrants are valued using a Black-Scholes-Merton model. The Company’s Black-Scholes-Merton model to value Private Placement Warrants required the use of the following subjective assumption inputs:

•
As of December 31, 2025, the risk-free rate assumption was based on the three-month and one-year U.S. Treasury rates as the estimated time to expiration was 0.26 years (compared to being based on the one- and two-year U.S. Treasury rates based on an estimated time to expiration of 1.26 years as of December 31, 2024). An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
•
As of December 31, 2025 and December 31, 2024, the expected volatility assumption was based on an average of the historical volatility of the Company’s shares and the implied volatility of one-year options on the Company’s shares, which was 105.3% and 112.7%, respectively.

4.
Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2025	2024
Land	$1,925	$1,350
Buildings and building improvements	29,030	16,012
Leasehold improvements	15,241	9,439
Satellites in orbit	235,387	235,340
Lab, assembly, and integration equipment	95,334	41,693
Satellite antenna	7,224	7,224
Computer hardware and software	25,131	18,244
Other	1,999	1,421
Construction in progress
Satellite materials and advance payments, satellites under construction, and advance launch payments	1,122,027	120,984
Other construction in progress and capital advances	39,176	8,328
Total property and equipment, gross	$1,572,472	$460,035
Accumulated depreciation and amortization	(173,711)	(122,366)
Total property and equipment, net	$1,398,761	$337,669

Total depreciation and amortization expense for the years ended December 31, 2025, 2024 and 2023 was approximately $51.1 million, $63.3 million, and $54.5 million, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company recognized losses on disposal of property and equipment of $4.6 million, $2.2 million and $0.1 million, respectively. These losses primarily relate to equipment retired from service and satellite materials removed from construction in progress as a result of design modifications and advances in manufacturing processes and technology.

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

The Company recognizes right-of-use assets and lease liabilities associated with lease agreements with an initial term of 12 months or greater, while lease agreements with an initial term of 12 months or less are not recorded in the Company's consolidated balance sheets. When reasonably certain that renewal options will be exercised, the Company includes lease payments associated with such options, including those that are exercisable at its discretion, in the measurement of its operating leases assets and liabilities. Where implicit rates are not included in the lease agreement, the Company determines the incremental borrowing rate at lease commencement date based on various factors, including the yields on non-investment grade of debt available in the marketplace for the same term as the associated lease.

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

The table below sets forth information regarding the Company’s lease agreements with an initial term of greater than 12 months (dollars in thousands):

	Year ended December 31,
	2025	2024
Operating lease right-of-use assets, net	$19,420	$14,014
Operating lease liabilities	$19,928	$14,508
Weighted-average lease term (in years)	7.0	7.3
Weighted-average discount rate	11.0%	12.4%

The Company generally recognizes lease costs associated with its operating leases on a straight-line basis over the lease term. The table below sets forth information regarding the Company's lease costs, which are included as general and administrative expenses in the Company's consolidated statements of operations for the periods presented (in thousands):

	Year ended December 31,
	2025	2024	2023
Short-term operating lease expense	$4,682	$3,468	$2,159
Operating lease expense	2,720	2,031	2,046
Total lease expense	$7,402	$5,499	$4,205

As of December 31, 2025, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2026	$4,340
2027	4,187
2028	4,088
2029	4,059
2030	3,040
Thereafter	8,370
Total lease payments	28,084
Less effects of discounting	(8,156)
Present value of lease liabilities	$19,928

Included in the Company's consolidated statements of cash flows under operating activities for years ended December 31, 2025, 2024 and 2023 was $2.7 million, $2.1 million and $2.0 million, respectively, of cash paid for amounts included in the measurement of lease liabilities.

6.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Salaries, wages and benefits	$8,476	$3,335
Property and equipment	23,635	3,786
Other professional services	6,435	1,764
Accrued interest expense	12,734	296
Accrued cost of acquiring intangible assets	5,639	-
Inventory received but not invoiced	3,977	-
Others	8,350	3,014
Total accrued expenses and other current liabilities	$69,246	$12,195

7.
Debt

Long-term debt consists of the following (in thousands):

	As of December 31,
	2025	2024
2032 4.25% Convertible Notes	$50,000	$-
2032 2.375% Convertible Notes	575,000	-
2036 2.00% Convertible Notes	1,150,000	-
2034 Convertible Notes	-	147,959
Prosperity Capital Equipment Loan	12,552	15,000
Prosperity Term Loan	4,242	4,506
Trinity Capital Equipment Loan(1)	52,641
UBS Bridge Financing Loan	420,000	-
Total debt	2,264,435	167,465
Less: current portion of long-term debt	(11,999)	(2,919)
Less: unamortized debt issuance costs(1)	(44,853)	(8,973)
Long-term debt, net of issuance costs	$2,207,583	$155,573

(1)
Includes unamortized end of term payments of $4.0 million.

The aggregate future contractual maturities of long-term debt were as follows as of December 31, 2025 (in thousands):

Year	As of December 31, 2025
2026	$11,946
2027	433,159
2028	18,044
2029	12,586
2030	12,077
Thereafter	1,776,623
Total principal	$2,264,435

As of December 31, 2025, the aggregate fair value of the Company’s debt was approximately $2.5 billion, which included the fair value of the 2032 4.25% Convertible Notes of $147.2 million, the 2032 2.375% Convertible Notes of $760.8 million, and the 2036 2.00% Convertible Notes of $1,156.7 million. As of December 31, 2024, the aggregate fair value of the Company’s debt was $562.4 million, which included the fair value of the 2034 Convertible Notes of $542.9 million. The fair value of the 2032 4.25% Convertible Notes was determined based on recent observable market quote in an active market and rolled forward to year-end using significant inputs derived from, or corroborated by, observable market data (Level 2 inputs). The fair value of the 2032 2.375% Convertible Notes and the 2036 2.00% Convertible Notes were determined based on observable market quotes in an active market around year-end (Level 1 inputs). The fair value of the 2034 Convertible Notes was determined based on a lattice-based binomial model using significant inputs derived from, or corroborated by, observable market data (Level 2 inputs). The fair value of remaining debt has been determined under the discounted cash flow method using significant inputs derived from, or corroborated by, observable market data (Level 2 inputs).

Debt discount and issuance costs are comprised of costs incurred in connection with debt issuance and are presented in the consolidated balance sheets as a deduction to the carrying amount of the associated debt and amortized using the effective interest method to interest expense over the term of the debt. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $31.8 million, $18.7 million and $4.5 million of interest expense on outstanding debt, respectively. The interest expense included amortization of debt issuance costs of $2.7 million, $3.7 million and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, the Company was in compliance with all debt covenant requirements.

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

On July 3, 2025, July 31, 2025 and October 29, 2025, the Company completed the repurchase of $225.0 million, $135.0 million and $50.0 million, respectively, of the outstanding principal amount of the 2032 4.25% Convertible Notes in separate, privately negotiated repurchase transactions with a limited number of note holders for an aggregate repurchase price of approximately $502.9 million, $346.9 million and $161.1 million, respectively, which included accrued and unpaid interest on the repurchased 2032 4.25% Convertible Notes. The repurchase was funded with the net proceeds from a registered direct offering of 9,450,268 shares, 5,775,635 shares and 2,048,849 shares, respectively, of the Company’s Class A Common Stock to the same note holders participating in the note repurchase. The note repurchases and the shares offering were cross-conditional. The Company accounted for the note repurchases as induced conversions and recognized a $505.5 million charge to equity for $405.8 million of carrying value of the notes repurchased including accrued and unpaid interest and $99.7 million of fair value of consideration paid to holders of the 2032 4.25% Convertible Notes in excess of the value to which they were entitled to receive pursuant to the original conversion terms (“Sweetener Payment”). The Company recorded the Sweetener Payment and the $3.4 million of third party transaction costs incurred in other (expense) income, net in the Company’s consolidated statements of operations.

On and around February 20, 2026, the Company completed an additional repurchase of approximately $46.5 million of the outstanding principal amount of the 2032 4.25% Convertible Notes in separate, privately negotiated repurchase transactions with a limited number of note holders for an aggregate repurchase price of approximately $180.5 million. The repurchase was funded with the net proceeds from a registered direct offering of 1,862,741 shares of the Company’s Class A Common Stock to the same note holders participating in the note repurchase. The note repurchases and the shares offering were cross-conditional. The Company will account for the note repurchase as an induced conversion. In the first quarter of 2026, the Company expects to recognize an additional charge to equity for the carrying value of the notes repurchased and the related Sweetener Payment. The induced conversion expenses will include the related Sweetener Payment and the third party transaction costs incurred and will be presented in other (expense) income, net in the Company’s consolidated financial statements.

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

On and around February 20, 2026, the Company completed the repurchase of $250.0 million of the outstanding principal amount of the 2032 2.375% Convertible Notes in separate, privately negotiated repurchase transactions with a limited number of note holders for an aggregate repurchase price of approximately $433.7 million, which included accrued and unpaid interest on the repurchased 2032 2.375% Convertible Notes. The repurchase was funded with the net proceeds from a registered direct offering of 4,475,223 shares of the Company’s Class A Common Stock to the same note holders participating in the note repurchase. The note repurchases and the shares offering were cross-conditional. The Company will account for the note repurchase as an induced conversion. In the first quarter of 2026, the Company expects to recognize an additional charge to equity for the carrying value of the notes repurchased and the related Sweetener Payment. The induced conversion expenses will include the related Sweetener Payment and the third party transaction costs incurred and will be presented in other (expense) income, net in the Company’s consolidated financial statements.

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

2036 2.25% Convertible Notes

On February 17, 2026, the Company issued $1,000.0 million aggregate principal amount of convertible senior notes due 2036 (the “2.25% Notes”) with an option by the initial purchasers to purchase up to an additional $150.0 million aggregate principal amount of the 2.25% Notes. On February 19, 2026, the Company was notified by the initial purchasers of the 2.25% Notes of the exercise of their option to purchase an additional $75.0 million aggregate principal amount of the 2.25% Notes (the “2.25% Option Notes”, and together with the 2.25% Notes, the “2036 2.25% Convertible Notes”). On February 20, 2026, the Company consummated the sale of the 2036 2.25% Convertible Notes to the initial purchasers. The 2036 2.25% Convertible Notes are senior, unsecured obligations of the Company and bear interest at a fixed rate of 2.25% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2026. The 2036 2.25% Convertible Notes will mature on April 15, 2036, unless earlier converted or repurchased.

Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding January 15, 2036 only under the following conditions: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2026 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock, par value $0.0001 per share, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Class A Common Stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after January 15, 2036 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes, at any time, in integral multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing conditions. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of Class A Common Stock or a combination of cash and shares of Class A Common Stock, at the Company’s election. The Company may not redeem the notes prior to the maturity date, and no sinking fund is provided for the notes.

The initial conversion rate for the 2036 2.25% Convertible Notes is 8.5982 shares of Class A Common Stock per $1,000 principal amount of the notes, which represents an initial conversion price of approximately $116.30 per share of the Company’s Class A Common Stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, following certain corporate events that occur prior to the maturity date of the notes, the Company will, under certain circumstances, increase the conversion rate of the notes for a holder who elects to convert its notes in connection with such a corporate event.

The 2036 2.25% Convertible Notes include customary covenants and certain events of default after which the notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default after which the notes become automatically due and payable.

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

On January 22, 2025, the Company notified the holders of the 2034 Convertible Notes that the Company exercised its option to require all of such notes to be converted into shares of the Company’s Class A Common Stock. In the first quarter of 2025, the then outstanding principal amount of the 2034 Convertible Notes, which included an additional interest accrual of approximately $0.5 million, was converted into 25,818,541 shares of the Company’s Class A Common Stock and the Company’s obligation under the 2034 Convertible Notes was automatically cancelled upon such share issuance.

Prosperity Capital Equipment Loan

On August 14, 2023, AST LLC and certain other subsidiaries of the Company entered into a loan agreement with Lone Star State Bank of West Texas (“Lone Star”), succeeded by Prosperity Bank by merger with Lone Star, providing for a $15.0 million principal term loan secured by certain real property fixtures and equipment in one of the Company’s Texas facilities (the “Lone Star Loan Agreement”). The entire term loan amount was borrowed on September 19, 2023.

Borrowings accrue interest at the Prime Rate plus 0.75%, subject to a ceiling rate. As of December 31, 2025, the effective interest rate on the borrowings is 8.25% per annum. Interest payments are due and payable on a monthly basis. Interest payments began in September 2023 and principal payments began in April 2025. Principal repayments are thereafter due in 48 equal monthly installments until January 2029, the maturity date of the loan. In connection with the Lone Star Loan Agreement, the Company deposited a cash balance of $15.0 million in the Lone Star Bank Money Market Fund. The Lone Star Loan Agreement includes certain customary affirmative and negative covenants.

As part of the AST Companies (defined below) entering into the Trinity Capital Equipment Loan, the AST Companies and Prosperity Bank amended the Lone Star Loan Agreement whereby Prosperity Bank released the lien on certain real property fixtures and equipment and the AST Companies pledged the $15.0 million deposit in the Lone Star Bank Money Market Fund as a security for the loan.

Prosperity Term Loan

On December 8, 2021, the Company’s subsidiary, AST & Science Texas, LLC, executed an agreement to purchase real property, including offices, industrial warehouse buildings and equipment for a total purchase price of $8.0 million. In connection with the purchase, AST & Science Texas, LLC entered into an agreement (the “Term Loan Credit Agreement”) with Lone Star, succeeded by Prosperity Bank by merger with Lone Star, to issue a term promissory note for $5.0 million with a maturity date of December 8, 2028 that is secured by the property.

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

Trinity Capital Equipment Loan

On June 27, 2025, AST LLC and certain other subsidiaries of the Company (together with AST LLC, the “AST Companies”) entered into a Master Equipment Financing Agreement (the “MEFA”) with Trinity Capital, Inc. (“Trinity”), as agent (the “Agent”) and lender, and the other lenders party (the “Lenders”), providing for a conditional commitment to provide financing of up to $100.0 million (“Trinity Capital Equipment Loan”).

In 2025, the AST Companies, the Agent and the Lenders executed four five-year Equipment Financing Schedules (“Schedules”) to the MEFA (together with the Schedules, the “Agreements”) borrowing a total of $50.5 million. The borrowings carry an aggregate monthly payment of approximately $1.1 million and an end of term payment of 9% of the drawn amounts. The Company received proceeds of approximately $49.1 million, net of debt issuance costs of approximately $0.1 million, commitment fee of approximately $0.8 million and other finance charges of approximately $0.5 million. The Company has the option to prepay all or part of the outstanding principal balances under each Schedule. Any repayment of principal prior to the end of the five-year term will be subject to a prepayment fee equal to 3% to 5% of the drawn amounts, depending on the timing of the prepayment. The remaining amount of up to $49.5 million may be funded in one or more draws on or before June 30, 2027, subject to the satisfaction of various conditions.

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

UBS Bridge Financing Loan

On October 31, 2025, BackstopCo, LLC, a subsidiary of AST LLC (“BackstopCo”), entered into a loan agreement with UBS AG, Stamford Branch, as lender (the “UBS Loan Agreement”). The UBS Loan Agreement provides for a cash collateralized term loan facility (the “UBS Loan Facility”) in an aggregate principal amount of $420.0 million. The loan under the UBS Loan Facility (“UBS Bridge Financing Loan”) bears interest at a floating rate equal to Term SOFR plus 2.0% per annum and matures on the earlier of (a) October 31, 2028 and (b) the date on which the UBS Loan Facility shall be terminated or accelerated as provided in the UBS Loan Agreement. The loan under the UBS Loan Facility can be prepaid in whole or in part, without penalty or premium, subject to payment of any applicable breakage costs.

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

8.
Warrant Liabilities

As of December 31, 2025 and December 31, 2024, warrant liabilities were comprised of Private Placement Warrants. Each whole Private Placement Warrant entitles the registered holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share and is exercisable on a cashless basis. Pursuant to the warrant agreement, a holder of Private Placement Warrants may exercise its warrants only for a whole number of shares of Class A Common Stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. The Private Placement Warrants expire on April 6, 2026, five years after the Business Combination, at 5:00 p.m., New York City time, or earlier upon liquidation.

During the year ended December 31, 2025, 2,931,125 Private Placement Warrants were exercised for 2,294,380 shares of Class A Common Stock on a cashless basis. As of December 31, 2025, there were 122,000 Private Placement Warrants that remained outstanding. During the year ended December 31, 2025, the Company recognized a net loss of $68.2 million for changes in fair value of these Private Placement Warrants.

During the year ended December 31, 2024, the Company recognized a net loss of $268.6 million from changes in fair value of warrant liabilities from December 31, 2023 to the time of exercises and full redemption of public warrants and for the Private Placement Warrants that remained outstanding as of December 31, 2024. The redemption of public warrants resulted in net cash proceeds of $153.3 million for the year ended December 31, 2024.

During the year ended December 31, 2023, the Company recognized a gain of $9.0 million on the change in the fair value of the warrant liabilities. There were no warrant exercises in 2023.

9.
Commitments and Contingencies

Purchase Commitments

As of December 31, 2025, the Company has purchase commitments of approximately $489.1 million primarily related to procurement of BB satellite components, research and development (“R&D”) programs, operational services and capital improvements. None of these purchase commitments are considered unconditional purchase obligations as the Company has various rights to adjust the quantity of satellite components on the purchase orders and/or change the delivery timelines in accordance with its ongoing business plan. The Company also has rights to terminate certain purchase commitments and potentially incur a termination fee in certain cases. In addition, the Company has launch agreements under which payments are due at scheduled milestones over the duration of the agreements. The Company has contractual rights to cancel these launches or terminate the related agreements at any time by paying a termination fee, and in certain cases without incurring a termination fee, and any excess payments made to the launch providers for these launches will be refunded to the Company. As of December 31, 2025, the Company had minimum commitments of approximately $250.0 - $325.0 million related to future launches, none of which are considered unconditional purchase obligations.

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

10.
Stockholders’ Equity

Class A Common Stock

As of December 31, 2025, there were 285,449,911 shares of Class A Common Stock issued and outstanding. Holders of Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 800,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class B Common Stock

As of December 31, 2025, there were 11,227,292 shares of Class B Common Stock issued and outstanding. Shares of Class B Common Stock were issued to then existing equity holders of AST LLC (other than Mr. Abel Avellan, the Company’s Chairman and Chief Executive Officer (“Mr. Avellan”)) at the time of the Business Combination and are non-economic, but entitle the holder to one vote per share. The Company is authorized to issue 200,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.

The existing equity holders (other than Mr. Avellan) at the time of the Business Combination own economic interests in AST LLC which are redeemable into either shares of Class A Common Stock on a one-for-one basis or cash at the option of the Company. Upon redemption of the AST LLC Common Units by the existing equity holders (other than Mr. Avellan), a corresponding number of shares of Class B Common Stock held by such existing equity holders will be cancelled. During the year ended December 31, 2024, the existing equity holders redeemed 38,814,465 AST LLC Common Units into Class A Common Stock and subsequently 38,814,465 Class B Common Stock held by such existing equity holders were cancelled. During the year ended December 31, 2025, there were no such redemptions.

Class C Common Stock

As of December 31, 2025, there were 78,163,078 shares of Class C Common Stock issued and outstanding. Shares of Class C Common Stock were issued to Mr. Avellan in connection with the Business Combination and are non-economic, but entitle the holder to the lesser of ten votes per share and the Class C Share Voting Amount, the latter of which is a number of votes per share equal to (1) (x) an amount of votes equal to 88.31% of the total voting power of the outstanding voting stock, minus (y) the total voting power of the outstanding capital stock (other than Class C Common Stock) owned or controlled by Mr. Avellan and his permitted transferees, divided by (2) the number of shares of Class C Common Stock then outstanding (the “Super-Voting Rights”). The Company is authorized to issue 125,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

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

Preferred Stock

As of December 31, 2025, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

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

Each issuance of the Company's Class A Common Stock is accompanied by a corresponding issuance of AST LLC Common Units to the Company, which results in a change in ownership and reduction in noncontrolling interest. In addition, the Fifth Amended and Restated Limited Liability Company Operating Agreement of AST LLC permits the noncontrolling interest holders of AST LLC Common Units to exchange AST LLC Common Units, together with related shares of the Class B Common Stock or Class C Common Stock, for shares of the Class A Common Stock on a one-for-one basis or, at the election of the Company, for cash (a “Cash Exchange”). A Cash Exchange is limited to the amount of net proceeds from the issuance and sale of Class A Common Stock from a new permanent equity offering. Future redemptions or direct exchanges of AST LLC Common Units by the noncontrolling interest holders will result in a change in ownership and reduce the amount recorded as noncontrolling interest.

As of December 31, 2025 and December 31, 2024, the noncontrolling interest in AST LLC was approximately 23.9% and 30.1% respectively. The decrease in noncontrolling interest percentage during the year ended December 31, 2025 was a result of the issuance of Class A Common Stock in connection with the repurchase of a portion of the 2032 4.25% Convertible Notes, conversion of the 2034 Convertible Notes, acquisition of certain S-Band ITU priority rights and payment for a portion of the L-band Annual Payment payable in shares, issuance of Class A Common Stock under the 2024 Sales Agreement, the May 2025 Sales Agreement and the October 2025 Sales Agreement, exercises of the Private Placement Warrants, redemptions of AST LLC Common Units in exchange for Class A Common Stock, exercises of options and vesting of restricted stock units.

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

Rakuten Blocker Merger Transaction

On October 10, 2024, the Company and Rakuten Mobile USA Service Inc. (“Rakuten USA”) completed a series of transactions (including a Blocker Merger Transaction as defined in the A&R Operating Agreement, the “Rakuten Transactions”) resulting in the acquisition by Rakuten Mobile, Inc. of 28,520,155 shares of Class A Common Stock in exchange for 28,520,155 shares of AST Common Units previously held by Rakuten USA. As part of the Rakuten Transactions, 28,520,155 shares of Class B Common Stock previously held by Rakuten USA were transferred to the Company and immediately cancelled thereby. After giving effect to the Rakuten Transactions, the separate corporate existence of Rakuten USA ceased.

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

2022 Equity Distribution Agreement

On September 8, 2022, the Company entered into an Equity Distribution Agreement (the “Sales Agreement” or “At The Market Equity Program”) with Evercore Group L.L.C. and B. Riley Securities, Inc. (collectively, the “agents”) to sell shares of the Company’s Class A Common Stock having an aggregate sale price of up to $150.0 million through an “at the market offering” program under which the agents acted as sales agents. The sales of the shares made under the Sales Agreement were to be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The agents sold the Company’s Class A Common Stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company imposed). Under the Sales Agreement, the agents were entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold.

Under the Sales Agreement, the Company issued 12,277,653 shares and 1,527,909 shares of its Class A Common Stock under the

Sales Agreement and received proceeds of $117.4 million and $7.2 million net of commissions paid to the agents and transaction costs for the shares settled during the years ended December 31, 2024 and December 31, 2023, respectively. The At The Market Equity Program was fully utilized as of July 15, 2024.

2024 Equity Distribution Agreement

On September 5, 2024, the Company entered into an Equity Distribution Agreement (the “2024 Sales Agreement” or “2024 At The Market Equity Program”) with B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Deutsche Bank Securities Inc., Roth Capital Partners, LLC, Scotia Capital (USA) Inc. and UBS Securities LLC (collectively, the “agents”) to sell shares of the Company’s Class A Common Stock having an aggregate sale price of up to $400.0 million through an “at the market offering” program under which the agents acted as sales agents. The sales of the shares made under the 2024 Sales Agreement were to be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act. The agents sold the Class A Common Stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company imposed). Under the 2024 Sales Agreement, the agents were entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold.

Under the 2024 Sales Agreement, the Company issued 2,918,407 and 12,678,261 shares of Class A Common Stock and received proceeds of approximately $74.8 million and approximately $314.7 million, net of commissions paid to the agents and transaction costs during the years ended December 31, 2025 and 2024, respectively. Having utilized virtually the entire capacity of the 2024 ATM Equity Program, the Company terminated the 2024 ATM Equity Program on May 13, 2025 when the Company entered into the May 2025 ATM Equity Program.

May 2025 Equity Distribution Agreement

On May 13, 2025, the Company entered into an Equity Distribution Agreement (the “May 2025 Sales Agreement” or “May 2025 ATM Equity Program”) with B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Deutsche Bank Securities Inc., Roth Capital Partners, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and William Blair & Company, L.L.C. (collectively, the “agents”) to sell shares of the Company’s Class A Common Stock having an aggregate sale price of up to $500.0 million through an “at the market offering” program under which the agents acted as sales agents. The sales of the shares made under the May 2025 Sales Agreement were to be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act. The agents sold the Class A Common Stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company imposed). Under the May 2025 Sales Agreement, the agents were entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold.

Under the May 2025 Sales Agreement, the Company issued 13,605,359 shares of its Class A Common Stock and received proceeds of approximately $488.7 million, net of commissions paid to the agents and transaction costs during the year ended December 31, 2025. Having utilized virtually the entire capacity of the May 2025 ATM Equity Program, the Company terminated the May 2025 ATM Equity Program on July 23, 2025.

October 2025 Equity Distribution Agreement

On October 7, 2025, the Company entered into a new Equity Distribution Agreement (the “October 2025 Sales Agreement” or “October 2025 ATM Equity Program”) with B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Deutsche Bank Securities Inc., Roth Capital Partners, LLC, Scotia Capital (USA) Inc., UBS Securities LLC, William Blair & Company, L.L.C and Yorkville Securities, LLC (collectively, the “agents”) to sell shares of the Company’s Class A Common Stock having an aggregate sale price of up to $800.0 million through an “at the market offering” program under which the agents act as sales agents. The sales of the shares made under the October 2025 Sales Agreement are to be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act. The agents sale of the Class A Common Stock is based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Under the October 2025 Sales Agreement, the agents are entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold.

Under the October 2025 Sales Agreement, the Company issued 10,128,222 shares of Class A Common Stock during the year ended December 31, 2025 and received proceeds of $706.3 million, net of commissions paid to the agents and transaction costs. During the year ended December 31, 2025, the Company paid commission of approximately $12.6 million to the agents with respect to such sales and incurred initial transaction costs of approximately $0.4 million.

January 2025 Capped Calls

On January 27, 2025, in connection with the issuance of the 2032 4.25% Convertible Notes, the Company entered into privately negotiated capped call transactions (the “January 2025 Capped Calls”) with certain of the initial purchasers of the 2032 4.25% Convertible Notes or their respective affiliates at a cost of approximately $44.5 million. The January 2025 Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A Common Stock underlying the 2032 4.25% Convertible Notes. The capped call transactions can be settled in cash or shares at the Company’s option and are expected generally to reduce the potential dilution to the Class A Common Stock upon any conversion of the 2032 4.25% Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2032 4.25% Convertible Notes. The January 2025 Capped Calls have an initial strike price of approximately $26.99 per share and an initial cap price of $44.98 per share, which are subject to certain adjustments under the terms of the January 2025 Capped Calls. On November 4, 2025, the Company sold the January 2025 Capped Calls for net cash proceeds of approximately $74.5 million. No January 2025 Capped Calls were outstanding after the sale. The Company recorded the net cash proceeds as an addition to equity in the consolidated balance sheets.

July 2025 Capped Calls

On July 29, 2025, in connection with the issuance of the 2032 2.375% Convertible Notes, the Company entered into privately negotiated capped call transactions (the “July 2025 Capped Calls”) with certain of the initial purchasers of the 2032 2.375% Convertible Notes or their respective affiliates at a cost of approximately $54.0 million. The July 2025 Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A Common Stock underlying the 2032 2.375% Convertible Notes. The capped call transactions can be settled in cash or shares at the Company’s option and are expected generally to reduce the potential dilution to the Class A Common Stock upon any conversion of the 2032 2.375% Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2032 2.375% Convertible Notes. The July 2025 Capped Calls have an initial strike price of approximately $72.07 per share and an initial cap price of $120.12 per share, which are subject to certain adjustments under the terms of the July 2025 Capped Calls. The July 2025 Capped Calls are equity classified and included as a reduction to equity in the consolidated balance sheets. The Company did not terminate or amend the July 2025 Capped Calls in the February 2026 repurchases of a portion of the 2032 2.375% Convertible Notes.

11.
Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation, measured at the grant date based on the fair value of the award, is typically recognized ratably over the requisite services period, using the straight-line method of expense attribution. The Company recorded stock-based compensation expense in the following categories of its consolidated statements of operations (in thousands):

	Year ended December 31,
	2025	2024	2023
Engineering services costs	$25,834	$15,416	$8,832
General and administrative costs	21,197	16,623	4,457
Cost of revenues - services	459	-	-
Total	$47,490	$32,039	$13,289

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

As of December 31, 2025, AST LLC was authorized to issue a total of 12,812,959 ordinary shares under a reserve set aside for equity awards. As of December 31, 2025, there were 4,677,777 options outstanding under the AST LLC Incentive Plan. Following the Business Combination on April 6, 2021, no further equity award grants were made under the AST LLC Incentive Plan.

The following table summarizes the Company’s option activity for the year ended December 31, 2025:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	6,390,261	$1.14	4.79	$127,533,921
Granted	-	-
Exercised	(1,697,806)	1.35
Cancelled or forfeited	(14,678)	10.00
Outstanding at December 31, 2025	4,677,777	$1.04	3.72	$334,888,519
Options exercisable as of December 31, 2025	3,921,920	$1.16	3.66	$280,310,813
Vested and expected to vest at December 31, 2025	3,921,920	$1.16	3.66	$280,310,813

The following table summarizes the Company’s unvested option activity for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	869,112	$0.64
Granted	-	-
Vested	(99,088)	3.18
Forfeited	(14,167)	4.15
Unvested at December 31, 2025	755,857	$0.24

The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model. There were no stock options granted during the years ended December 31, 2025, 2024 and 2023.

The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $121.0 million, $24.5 million, and $17.7 million, respectively.

As of December 31, 2025, compensation cost related to options issued under the AST LLC Incentive Plan has been fully recognized except for performance-based options for which performance conditions were not deemed probable at year-end.

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

Stock Options

As of December 31, 2025, there were 2,214,866 options outstanding under the 2020 Plan.

The following table summarizes the Company’s option activity under the 2020 Plan for the year ended December 31, 2025:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	3,649,458	$9.15	7.88	$45,288,968
Granted	-	-
Exercised	(1,224,936)	8.99
Cancelled or forfeited	(209,656)	9.60
Outstanding at December 31, 2025	2,214,866	$9.20	7.11	$140,519,893
Options exercisable as of December 31, 2025	1,525,273	$8.89	6.73	$97,222,406
Vested and expected to vest at December 31, 2025	2,214,866	$9.20	7.11	$140,519,893

The following table summarizes the Company’s unvested option activity for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	1,701,857	$4.70
Granted	-	-
Vested	(817,983)	4.41
Forfeited	(194,281)	4.78
Unvested at December 31, 2025	689,593	$5.02

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2024 and 2023 was $4.81 and $2.53, respectively. No stock options were granted under the 2020 Plan during the year ended December 31, 2025.

The total intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $78.0 million and $5.3 million, respectively. There were no options exercised under the 2020 Plan during the year ended December 31, 2023.

As of December 31, 2025, total unrecognized compensation expense related to the unvested stock options was $3.5 million, which is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units

As of December 31, 2025, there were 1,233,054 restricted stock units outstanding under the 2020 Plan.

The following table summarizes the Company’s unvested restricted stock unit activity for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	2,967,177	$12.55
Granted	-	-
Vested	(1,406,498)	10.94
Forfeited	(327,625)	20.41
Unvested at December 31, 2025	1,233,054	$12.30

As of December 31, 2025, total unrecognized compensation expense related to the unvested restricted stock units was $11.0 million, which is expected to be recognized over a weighted average period of 1.9 years.

SpaceMobile 2024 Incentive Award Plan

On September 10, 2024, the Company’s stockholders approved the AST SpaceMobile, Inc. 2024 Incentive Award Plan, which replaced and superseded the 2020 Plan, effective July 29, 2024 (the “Effective Date”). On November 21, 2025, the Company’s stockholders approved the amended and restated AST SpaceMobile, Inc. 2024 Incentive Award Plan (as amended and restated, the “2024 Plan”), effective November 21, 2025. Awards may be made under the 2024 Plan covering an aggregate number of Class A Common Stock shares not to exceed the sum of (i) 16,000,000 shares, which consists of (a) 2,000,000 shares authorized for issuance under the 2024 Plan as of the Effective Date, (b) 2,000,000 shares authorized for issuance, effective as of January 1, 2025, by the Company’s Board of Directors pursuant to the evergreen feature of the 2024 Plan discussed below, (c) 2,000,000 shares authorized for issuance, effective January 1, 2026, by the Company’s Board of Directors pursuant to the evergreen feature of the 2024 Plan discussed below, and (d) an additional 10,000,000 shares authorized for issuance under the 2024 Plan, effective as of November 21, 2025, plus (ii) one share for every one share available for award under the 2020 Plan as of July 30, 2024. Any shares subject to an award under the 2024 Plan or the 2020 Plan that expires, is forfeited, otherwise terminates or is settled in cash, after the Effective Date, shall be added to the shares reserved for issuance under the 2024 Plan. In addition, the number of shares available for issuance under the 2024 Plan may increase on each January 1st occurring following the Effective Date in an amount up to 2,000,000 shares by action of the Company’s Board of Directors or its committee as applicable. On each December 4, 2024 and December 30, 2025 in accordance with the evergreen feature, effective January 1, 2025 and January 1, 2026, respectively, an additional 2,000,000 shares of Common Stock were authorized by the Company’s Board of Directors to be issued under the 2024 Plan.

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

Three types of equity awards have been granted under the 2024 Plan: (1) service-based options, (2) service-based and performance-based restricted stock units and (3) restricted stock to eligible directors serving on the Company’s Board of Directors. Service-based options typically vest over a four year service period with 25% of the award vesting on the first anniversary of the employee’s vesting commencement date, and the balance thereafter in 36 equal monthly installments. Service-based restricted stock units typically vest over a three or four year service period with 1/3 or 25% of the award vesting on each anniversary of the employee’s vesting commencement date. Restricted stock awarded to directors will vest in full on the earlier to occur of (i) the one-year anniversary of the applicable grant date and (ii) the date of the next Annual Meeting of Stockholders following the grant date. Performance-based restricted stock units typically vest on the earliest date that any of the following occurs: (i) the Company attains an incremental capital investment, or (ii) other specified performance conditions.

Stock Options

As of December 31, 2025, there were 65,250 options outstanding under the 2024 Plan.

The following table summarizes the Company’s option activity under the 2024 Plan for the year ended December 31, 2025:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	44,000	$22.51	9.93	$-
Granted	23,000	28.57	-
Exercised	(1,750)	22.51	-
Cancelled or forfeited	-	-	-
Outstanding as of December 31, 2025	65,250	$24.65	9.01	$3,130,950
Options exercisable as of December 31, 2025	10,164	$22.51	8.93	$509,420
Vested and expected to vest as of December 31, 2025	55,086	$25.04	9.03	$2,621,530

The following table summarizes the Company’s unvested option activity for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	44,000	$12.42
Granted	23,000	16.23
Vested	(11,914)	12.42
Forfeited	-	-
Unvested at December 31, 2025	55,086	$14.01

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2025 and December 31, 2024 was $16.23 and $12.42, respectively.

As of December 31, 2025, total unrecognized compensation expense related to the unvested stock options was $0.7 million, which is expected to be recognized over a weighted average period of 3.0 years.

The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model, with the assumptions used for the years ended December 31, 2025 and December 31, 2024, respectively, presented on a weighted average basis:

	Year ended December 31, 2025	Year Ended December 31, 2024
Exercise price	$28.57	$22.51
Fair market value	$16.23	$12.42
Expected dividend yield	0.0%	0.0%
Expected term (in years)	6.1	6.1
Expected volatility	55.30%	53.28%
Weighted-average risk-free rate	4.28%	4.10%

Restricted Stock Units and Restricted Stock

As of December 31, 2025, there were 6,873,666 restricted stock units and restricted stock outstanding under the 2024 Plan.

The following table summarizes the Company’s unvested restricted stock unit and restricted stock activity under the 2024 Plan for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	1,310,382	$23.49
Granted	6,857,678	47.45
Vested	(569,550)	31.82
Forfeited	(724,844)	57.13
Unvested at December 31, 2025	6,873,666	$43.16

As of December 31, 2025, total unrecognized compensation expense related to the unvested restricted stock units and restricted stock under the 2024 Plan was $172.8 million, which is expected to be recognized over a weighted average period of 2.6 years.

SpaceMobile 2020 Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”). The aggregate number of Common Stock shares that may be issued pursuant to rights granted under the ESPP is 2,000,000 shares. If any right granted under the ESPP shall for any reason terminate without having been exercised, the shares not purchased under such right shall again become available for issuance under the ESPP. As of December 31, 2025, the Company had not issued any awards under the ESPP.

12.
Income Taxes

The Company, organized as a C corporation, owns an equity interest in AST LLC in what is commonly referred to as an “Up-C” structure. For U.S. federal and state income tax purposes, AST LLC has elected to be treated as a partnership and does not pay any income taxes since its income and losses are included in the returns of the members. The portion of the Company’s taxable income or loss attributable to the noncontrolling interests of AST LLC is taxed directly to such members. Consequently, no provision for income taxes has been included in the financial statements related to this portion of taxable income. Certain foreign wholly-owned entities are taxed as corporations in the jurisdictions in which they operate, and accruals for such taxes are included in the consolidated financial statements. The Company has operations in India, the United Kingdom (“U.K.”), Spain and Israel with tax filings in each foreign jurisdiction.

Income Tax Expense

The components of income (loss) before income taxes were as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
United States	$(463,858)	$(529,258)	$(230,487)
Foreign	6,745	4,256	9,491
Total	$(457,113)	$(525,002)	$(220,996)

The income tax expense was as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Current:
Federal	$-	$-	$-
State	-	-	-
Foreign	6,453	1,997	2,576
Total current	6,453	1,997	2,576

Deferred:
Federal	-	-	-
State	-	-	-
Foreign	(2,555)	(669)	(895)
Total deferred	(2,555)	(669)	(895)
Total income tax provision	$3,898	$1,328	$1,681

The differences between the effective income tax rate and the statutory U.S. federal income tax rate for the year ended December 31, 2025 are as follows (dollars in thousands):

	Year ended December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	(95,994)	21%
State and local income tax, net of federal (national) income tax effect(1)	(11)	0%
Foreign tax effects	2,481	(1%)
Effect of cross-border tax laws	1,296	0%
Tax credits
Research and development tax credit	(11,162)	2%
Changes in valuation allowances	66,265	(14%)
Nontaxable or non-deductible items
Changes in fair value of warrant liability	14,312	(3%)
Non-controlling interest	21,154	(5%)
Non-deductible compensation	5,557	(1%)
Effective tax rate	3,898	(1%)

(1)
State taxes in California and Massachusetts make up the majority (greater than 50 percent) of the tax effect in this category.

The differences between the effective income tax rate and the statutory U.S. federal income tax rate for years ended December 31, 2024 and 2023 are as follows:

	Year ended December 31,
	2024	2023
Statutory U.S. federal income tax rate	21%	21%
Income (loss) attributable to noncontrolling interest and non taxable income (loss)	(4%)	(13%)
Changes in fair value of warrant liabilities	(11%)	1%
Change in valuation allowance	(7%)	(10%)
Research and development credit	1%	1%
Other	0%	(1%)
Effective income tax rate	0%	(1%)

Income taxes paid for the year ended December 31, 2025 are as follows (in thousands):

2025
Federal	$-
State	-
Foreign
Saudi Arabia	4,000
Foreign other	2,798
Total cash paid for income taxes (net of refunds)	$6,798

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$125,765	$56,006
Basis difference in the equity of AST LLC	457,008	140,668
Research and development credit	25,243	13,223
Other	14,578	3,829
Total gross deferred tax assets	622,594	213,726
Less valuation allowance:	(618,440)	(212,127)
Net deferred tax assets	4,154	1,599
Deferred tax liabilities:
Intangibles	(14,902)	-
Total gross deferred tax liabilities	(14,902)	-
Net deferred tax (liabilities) assets	$(10,748)	$1,599

As of December 31, 2025 the Company had unused federal net operating loss carryforwards (gross) for federal income tax purposes of approximately $503.2 million, which can be carried forward indefinitely and may be used to offset future taxable income. In addition, the Company had unused net operating loss carryforwards (gross) for state income tax purposes of approximately $164.0 million, $93.9 million of which expire in 2041 to 2045. The remaining $70.1 million net operating loss carryforwards (gross) for state income tax can be carried forward indefinitely. The Company also had unused net operating loss carryforwards (gross) for foreign income tax purposes of approximately $4.5 million, which can be carried forward indefinitely.

Management assesses the need for a valuation allowance in each tax paying component or jurisdiction based upon the available positive and negative evidence to estimate whether sufficient taxable income will exist to permit realization of the deferred tax assets. On the basis of this evaluation, as of December 31, 2025 and 2024 the Company's valuation allowance was $618.4 million and $212.1 million, respectively. The change from December 31, 2024 to December 31, 2025 was primarily driven by the basis difference in the equity of AST LLC, an increase in the net operating loss carryforward in the U.S. jurisdiction, and an increase in the state blended rate. The change from December 31, 2023 to December 31, 2024 was primarily driven by the basis difference in the equity of AST LLC and an increase in the net operating loss carryforward in the U.S. jurisdiction. As of December 31, 2025, the Company had deferred tax assets in Germany, Israel, and Spain of $4.2 million and as of December 31, 2024, the Company had deferred tax assets in Germany, Israel, Spain, and the U.K. of $1.6 million. No valuation allowance was recorded against these deferred tax assets, as it was more likely than not that they would be fully realized. As of December 31, 2025, the U.K. was in a net deferred tax liability position of $14.9 million and therefore, no valuation allowance was recorded in that jurisdiction. The foreign deferred tax asset is subject to foreign exchange risk, which could reduce the amount the Company may ultimately realize. Additionally, future changes in tax laws or interpretations of such tax laws may limit the Company’s ability to fully utilize the foreign net operating loss carryforwards.

Unrecognized Tax Benefits

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Tax Receivable Agreement

In connection with the closing of the Business Combination, the Company entered into the Tax Receivable Agreement (the “Tax Receivable Agreement”). Pursuant to the Tax Receivable Agreement, the Company is generally required to pay the TRA Holders (as defined in the Tax Receivable Agreement) 85.0% of the amount of savings, if any, in U.S. federal, state, local, and foreign taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that the Company and any applicable consolidated, unitary, or combined Subsidiaries (the “Tax Group”) realize, or are deemed to realize, as a result of certain “Tax Attributes,” which include:

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

Some circumstances, such as the Company’s election to terminate early the Tax Receivable Agreement or certain changes of control of the Company or AST LLC (as described in the A&R Operating Agreement), may require the Company to make lump-sum cash payments based on certain assumptions to all the TRA Holders equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement will be the obligations of the Company and not obligations of AST LLC. Any payments made by the Company under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to the Company.

As of December 31, 2025, there have been no Tax Receivable Agreement liabilities recorded.

U.S. federal income tax returns for tax years 2022 and forward remain open to examination. The Company and its subsidiaries are also subject to income tax in multiple state, local and foreign jurisdictions. Substantially all significant state and local income tax returns for the years 2022 and forward are open to examination. Substantially all significant foreign income tax returns for the years 2021 and forward are open to examination.

13.
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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock (in thousands, except share data):

	Year Ended December 31,
	2025	2024	2023
Numerator
Net loss before allocation to noncontrolling interest	$(461,011)	$(526,330)	$(222,677)
Net loss attributable to the noncontrolling interest	(119,071)	(226,247)	(135,116)
Net loss attributable to common stockholders - basic and diluted	$(341,940)	$(300,083)	$(87,561)
Denominator
Weighted-average number of shares of Class A Common Stock outstanding - basic and diluted	253,502,780	154,501,344	81,824,122
Weighted-average number of penny warrants - basic and diluted	2,479,812	-	-
Weighted-average number of shares - basic and diluted	255,982,592	154,501,344	81,824,122
Net loss per share attributable to holders of Class A Common Stock - basic and diluted	$(1.34)	$(1.94)	$(1.07)

In accordance with FASB ASC 260, Earnings Per Share, penny warrants are warrants that would be exercised for no or little consideration and therefore should be included in the calculation of weighted average shares outstanding for purposes of calculating basic and diluted net income (loss) per share. The Penny Warrants became exercisable (subject to a lockup until March 22, 2026 which lockup was waived by the Company in February 2026) and are included in basic and diluted net loss per share from June 23, 2025 when the Bankruptcy Court (as defined below) approved the Spectrum Usage Rights Transaction (as defined below) with Ligado, LLC.

At December 31, 2025, the Company excluded from the calculation of diluted net loss per share 11,227,292 shares of Class B Common Stock, 78,163,078 shares of Class C Common Stock, 122,000 Private Placement Warrants, 11,835,421 shares of Class A Common Stock that may be issued pursuant to awards outstanding under the AST LLC Incentive Plan, the 2020 Plan and the 2024 Plan, and 21,772,975 shares of Class A Common Stock issuable upon conversion of the 2032 4.25% Convertible Notes, the 2032 2.375% Convertible Notes, and the 2036 2.00% Convertible Notes (on an as-converted basis) as their effect would have been to reduce the net loss per share. Therefore, the weighted-average number of shares of Class A Common Stock outstanding used to calculate both basic and diluted net loss per share of Class A Common Stock is the same.

Shares of the Company’s Class B and Class C Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted loss per share of Class B and Class C Common Stock under the two-class method has not been presented.

14.
Spectrum Usage Rights and Related Financing

On January 5, 2025, AST LLC entered into a binding agreement (the “Strategic Collaboration Term Sheet”) with Ligado LLC under which the Company will receive long-term access to up to 45 MHz of lower mid-band spectrum in the United States and Canada for direct-to-device satellite applications. The Strategic Collaboration Term Sheet was entered into as part of the restructuring of Ligado LLC, which together with certain of its direct and indirect subsidiaries (together with Ligado LLC, “Ligado”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”).

On March 22, 2025, pursuant to the Strategic Collaboration Term Sheet, the Company, AST LLC, Spectrum USA I, LLC, a subsidiary of AST LLC (“SpectrumCo”) and Ligado entered into certain definitive agreements that, among other things, provided for (1) a $550.0 million contingent payment from the Company to Ligado, (2) SpectrumCo’s obligation to make spectrum access usage payments of at least $80.0 million annually (“L-band Annual Payment”) (with the option to pay the excess of the amount owed by Ligado to utilize the L-band spectrum in Class A Common Stock of the Company for the first three years), and revenue share payments in exchange for the right to use up to 40 MHz of the L-band spectrum, (3) the Company’s obligation to pay a usage fee amount due in cash (plus a 30% premium with respect to each such payment payable, at the Company’s discretion, in cash or in Class A Common Stock of the Company) (the “Crown Castle Annual Payment”) for the right to use up to 5 MHz of the 1670-1675 MHz spectrum, and (4) issuance of 4,714,226 penny warrants, each of which entitles the holder to purchase one whole share of Class A Common Stock at a price of $0.01 per share (“Penny Warrants”), to Ligado. The Penny Warrants are equity classified and accounted for as non-employee share-based payments under ASC 718, Compensation – Stock Compensation, with a grant date fair value of approximately $121.2 million.

On June 13, 2025, the Company announced a Settlement Term Sheet (the “Term Sheet”) among various parties including the Company, Ligado, Viasat, Inc. and Inmarsat Global Limited (“Inmarsat”). Pursuant to the Term Sheet, as long as Ligado’s Chapter 11 plan is confirmed and as long as the financial sponsors of Ligado provide a backstop commitment to Ligado that is acceptable to the Company, in support of a full refund of payments by Ligado in the event applicable regulatory approvals are not obtained and the closing does not occur (the “Backstop Commitment”), the Company agreed that, with respect to the $550.0 million otherwise owed to Ligado in connection with the Spectrum Usage Rights Transaction, the Company will pay $420.0 million to Ligado for the benefit of Inmarsat on October 31, 2025, $100.0 million to Ligado for the benefit of Inmarsat on March 31, 2026 and $15.0 million to Ligado for the benefit of Inmarsat on receipt of specified regulatory approvals and the closing of the Spectrum Usage Rights Transaction. The remaining $15.0 million would be payable to Ligado at the closing. On June 23, 2025, the Bankruptcy Court approved the transactions (the “Spectrum Usage Rights Transaction”) contemplated in the Strategic Collaboration Term Sheet. On or about September 29, 2025, the Bankruptcy Court confirmed Ligado’s Chapter 11 plan. On October 31, 2025, the Company made the $420.0 million payment to Ligado for the benefit of Inmarsat and presented the $420.0 million payment as capital advances to Ligado within Other non-current assets in the Company’s consolidated balance sheets. The remaining obligations in the Term Sheet constitute an off-balance sheet commitment as of December 31, 2025 whose obligations were not recognized in the consolidated financial statements.

The Backstop Commitment provided by Ligado’s financial sponsors has been memorialized in an amendment to Ligado’s debtor in possession financing arrangements and has been approved by the Bankruptcy Court. The funds under the $520.0 million Backstop Commitment will be available to be drawn by Ligado only in the event the applicable regulatory approvals are not obtained in accordance with the definitive documents between the Company and Ligado, and is subject to the satisfaction of certain other limited conditions. The proceeds of the Backstop Commitment can only be used to refund the Company for the amount that we paid to Ligado for the benefit of Inmarsat prior to receipt of the applicable regulatory approvals.

To support consideration payments in connection with the Ligado Transaction, on July 15, 2025 (the “Credit Facility Closing Date”), SpectrumCo entered into a credit agreement (the “Credit Agreement”) with Sound Point Agency LLC, as administrative agent and collateral agent, and the lenders from time to time party thereto. SpectrumCo has not yet drawn any funds under the Sound Point Credit Agreement. The Sound Point Credit Agreement provides for a non-recourse senior-secured delayed-draw term loan facility (“Sound Point Credit Facility”) in an aggregate principal amount of $550.0 million (“Loan Amount”). Subject to the satisfaction of certain conditions, the Credit Facility will be available to SpectrumCo to draw until October 5, 2026 with an option to extend for an additional 180 days (“Availability Period”) subject to payment of an additional 1% fee on the Loan Amount. The Sound Point Credit Facility will be available to SpectrumCo upon the satisfaction of certain conditions, including, among others, (i) entry into security documents and other related documents, (ii) receipt of all required regulatory and Federal Communications Commission (“FCC”) approvals relating to the Spectrum Usage Rights Transaction, (iii) occurrence of certain bankruptcy-related events pertaining to Ligado and (iv) certain other customary conditions to funding. The Sound Point Credit Facility will be secured by substantially all of the assets of SpectrumCo and the newly formed subsidiary that will purchase and collect the receivables associated with the revenues generated from use of the L-band spectrum (“RevenueCo”). RevenueCo will also act as a guarantor under the Sound Point Credit Facility. SpectrumCo’s assets are not available to satisfy the claims of creditors of the Company or AST LLC. Neither the Company nor AST LLC will be liable as a borrower or guarantor or otherwise for any payments owing in connection with the Sound Point Credit Facility, and the lenders’ recourse to the assets of AST LLC will be limited to AST LLC’s equity interests both in SpectrumCo and in RevenueCo.

The Sound Point Credit Facility required SpectrumCo to pay a commitment fee equal to 2% of the Loan Amount, which SpectrumCo has fully paid. The Sound Point Credit Facility also includes a ticking fee equal to 0.15% of the Loan Amount payable on a monthly basis from the Credit Facility Closing Date to the date the Sound Point Credit Facility is drawn. If SpectrumCo terminates the Sound Point Credit Facility prior to the end of the Availability Period, SpectrumCo will be required to pay a termination fee, payable in cash or shares of the Company’s Class A Common Stock at SpectrumCo’s option, ranging from 1% to 5% of the Loan Amount depending on when SpectrumCo terminates the Sound Point Credit Facility. The Sound Point Credit Facility also requires SpectrumCo to pay an upfront fee equal to 3% of the Loan Amount that will become payable when SpectrumCo draws on the Sound Point Credit Facility (and will act as a reduction to proceeds received) and other fees, which became payable starting from the Credit Facility Closing Date. During the year ended December 31, 2025, the Company recognized $4.0 million for the amortization of the commitment fee within Interest expense in the consolidated statements of operations. The remaining unamortized commitment fee was presented within Other current assets in the consolidated balance sheets.

In addition to the Sound Point Credit Agreement, which has not been drawn under, on October 31, 2025, BackstopCo entered into the UBS Loan Agreement with UBS AG, Stamford Branch, as lender. Refer to Note 7 Debt for details.

As of December 31, 2025, the Company recorded $185.6 million of advanced consideration for the spectrum usage rights asset being acquired by the Company through the Spectrum Usage Rights Transaction within Intangible assets, net in the consolidated balance sheets that consisted of $121.2 million representing the grant date fair value of the Penny Warrants issued to Ligado,

$41.6 million in payments made or accrued towards the L-band Annual Payment and $18.5 million in payments made towards the Crown Castle Annual Payment, and approximately $4.3 million of direct third-party transaction costs. The closing of the Spectrum Usage Rights Transaction is still subject to receipt of satisfactory regulatory approvals required for the proposed use of the spectrum, as well as other closing conditions.

15.
Global S-Band Spectrum Priority Rights Acquisition

On September 25, 2025, the Company acquired 100% of the issued and outstanding equity interests in EllioSat Ltd., whose wholly owned subsidiary, Sky and Space Global (UK) Limited holds certain S-Band ITU priority rights to Mobile Satellite Services frequencies in the range of 1980-2010 MHz and 2170-2200 MHz, for use in LEO (the “Transaction”). The Transaction has a total consideration of $64.5 million, to be paid in stock or cash at the Company’s election, with (i) $26.0 million paid at closing, (ii) $10.0 million to be paid on the second anniversary of closing, and (iii) $10.0 million to be paid on the third anniversary of closing. Additionally, the Company is obligated to pay $16.65 million upon the successful launch and effective in-service of a L/S satellite to be manufactured and $1.85 million upon continuous operation of such L/S satellite for a period of at least 90 days.

The Transaction was accounted for as an asset acquisition. As of December 31, 2025, the Company recorded approximately $59.6 million of indefinite-lived intangible asset related to the ITU priority rights acquisition within Intangible assets, net in the consolidated balance sheets that consisted of the $42.9 million of purchase consideration, approximately $1.8 million of direct third-party transaction costs, and $14.9 million of increase in the intangible asset’s carrying amount due to deferred tax liabilities recognized for the temporary cost and tax bases differences. The $42.9 million of purchase consideration included (i) $26.0 million paid at closing in shares of the Company’s Class A Common Stock, (ii) the present value of $10.0 million to be paid by the Company on the second anniversary of closing, which is presented within Other non-current liabilities in the consolidated balance sheets and (iii) the present value of $10.0 million to be paid by the Company on the third anniversary of closing which is presented within Other non-current liabilities in the consolidated balance sheets. The Company did not recognize the $18.5 million allocated to the acquisition of an operational L/S satellite as the related milestones were not met as of December 31, 2025.

16.
Vodafone Joint Venture

On July 7, 2025, the Company and Vodafone entered into an agreement to create SatCo, a jointly-owned European satellite service business headquartered in Luxembourg, to exclusively distribute the Company’s broadband satellite services to MNOs in European markets. In addition, SatCo is expected to deploy a small network of earth stations that integrate with operators of existing 4G/5G terrestrial networks, providing backhaul links, as well as extended coverage across Europe from the anticipated satellite constellation in LEO. Upon formation of the joint venture, the Company contributed exclusive distribution rights at a determined fair value of approximately $23.5 million, as a non-cash consideration, in return for a $5.9 million equity investment in SatCo and a $17.6 million receivable from SatCo that carries an annual interest of 6.6%. The Company recognized interest income of $0.6 million during the year ended December 31, 2025. Both the equity investment and the accrued balance of the receivable are reported within Other non-current assets in the consolidated balance sheets. The Company accounted for the difference between the fair value of the exclusive distribution rights and its cost basis as non-current contract liabilities which the Company expects to recognize over the exclusivity period commencing with the initiation of commercial services.

SatCo is a variable interest entity of which the Company is not a primary beneficiary, and the Company accounts for its investment using the equity method of accounting. During the year ended December 31, 2025, the Company recognized a loss from equity method investment of $0.8 million for its proportional share of SatCo’s loss and reduced the carrying value of the equity method investment. The loss from equity method investment is reported within Other (expense) income, net in the consolidated statements of operations. In addition, the Company recognized revenue of $2.1 million from gateway equipment sales to SatCo for the year ended December 31, 2025 and eliminated the intra-entity profit on such sale through an increase in loss from equity method investment and the carrying value of the equity method investment.

17.
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
Chairman and Chief Executive Officer Principal Executive Officer

KNOW ALL THESE PRESENT, that each person whose signature appears below constitutes and appoints Abel Avellan, Andrew Johnson and Maya Bernal, and each of them, his or her true and lawful attorneys-in-fact and agents, and with power of substitution and resubstitution, for him/her and in his/her name, place and stead, and in any and all capacities, to sign the Annual Report on Form 10-K of AST SpaceMobile, Inc. for the fiscal year ended December 31, 2025, to sign any and all amendments thereto, and to file such Annual Report and amendments, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ABEL AVELLAN	Chairman and Chief Executive Officer Principal Executive Officer and Director	March 2, 2026
Abel Avellan

/s/ ANDREW JOHNSON	Chief Financial Officer, Chief Legal Officer and Director Principal Financial Officer	March 2, 2026
Andrew M. Johnson

/s/ MAYA BERNAL	Chief Accounting Officer Principal Accounting Officer	March 2, 2026
Maya Bernal

/s/ ADRIANA CISNEROS	Director	March 2, 2026
Adriana Cisneros

/s/ LUKE IBBETSON	Director	March 2, 2026
Luke Ibbetson

/s/ ED KNAPP	Director	March 2, 2026
Ed Knapp

/s/ KEITH LARSON	Director	March 2, 2026
Keith Larson

/s/ RONALD RUBIN	Director	March 2, 2026
Ronald Rubin

/s/ RICHARD SARNOFF	Director	March 2, 2026
Richard Sarnoff

/s/ JULIO A. TORRES	Director	March 2, 2026
Julio A. Torres

/s/ JOHAN WIBERGH	Director	March 2, 2026
Johan Wibergh