Form 10-Q
period 2026-03-31
AST SpaceMobile, Inc.
filed 2026-05-11
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026 there were 298,746,383 shares of Class A common stock, $0.0001 par value, 11,215,111 shares of Class B common stock, $0.0001 par value, and 78,163,078 shares of Class C common stock, $0.0001 par value, issued and outstanding.

AST SPACEMOBILE, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	As of
	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$3,029,591	$2,335,683
Restricted cash	873	877
Accounts receivable, net (includes related party accounts receivable of $10,095 and $2,091 at March 31, 2026 and December 31, 2025, respectively)	27,453	37,726
Inventory	16,756	12,007
Prepaid expenses	10,673	11,955
Other current assets	67,253	60,264
Total current assets	3,152,599	2,458,512

Non-current assets:
Restricted cash	428,400	443,400
Property and equipment, net	1,638,262	1,398,761
Intangible assets, net	267,693	245,093
Operating lease right-of-use assets, net	19,316	19,420
Other non-current assets (includes related party loan receivable of $18,481 and $18,187 at March 31, 2026 and December 31, 2025, respectively)	544,871	449,201
TOTAL ASSETS	$6,051,141	$5,014,387

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$60,850	$46,763
Accrued expenses and other current liabilities	72,715	69,246
Current contract liabilities	25,861	19,887
Current operating lease liabilities	3,038	2,449
Current portion of long-term debt	8,236	11,999
Total current liabilities	170,700	150,344

Non-current liabilities:
Warrant liabilities	-	7,471
Non-current operating lease liabilities	16,838	17,479
Non-current contract liabilities	207,093	207,093
Long-term debt, net	2,963,296	2,207,583
Other non-current liabilities	32,386	32,092
Total liabilities	3,390,313	2,622,062

Commitments and contingencies (Note 8)

Stockholders' Equity:
Class A Common Stock, $.0001 par value; 800,000,000 shares authorized; 298,454,029 and 285,449,911 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	27	27
Class B Common Stock, $.0001 par value; 200,000,000 shares authorized; 11,215,111 and 11,227,292 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	3	4
Class C Common Stock, $.0001 par value; 125,000,000 shares authorized; 78,163,078 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	8	8
Additional paid-in capital	3,100,929	2,671,770
Accumulated other comprehensive income	1,105	1,351
Accumulated deficit	(1,022,697)	(831,685)
Noncontrolling interest	581,453	550,850
Total stockholders' equity	2,660,828	2,392,325

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,051,141	$5,014,387

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	For the Three Months ended March 31,
	2026	2025

Revenues:
Products revenues (includes related party revenues of $7,852 and $0 for the three months ended March 31, 2026 and 2025, respectively)	$13,406	$375
Services revenues	1,329	343
Total revenues	14,735	718

Operating expenses:
Cost of revenues (exclusive of items shown separately below)
Cost of revenues - products (includes related party cost of revenues of $4,870 and $0 for the three months ended March 31, 2026 and 2025, respectively)	11,063	-
Cost of revenues - services	586	-
Engineering services costs	84,097	27,204
General and administrative costs	43,657	18,384
Research and development costs	7,129	7,135
Depreciation and amortization	17,615	10,958
Total operating expenses	164,147	63,681

Other (expense) income:
Loss on remeasurement of warrant liabilities	(1,174)	(3,206)
Interest expense	(24,278)	(4,736)
Interest income	26,998	8,196
Other (expense) income, net	(100,546)	(751)
Total other (expense) income, net	(99,000)	(497)

Loss before income tax expense	(248,412)	(63,460)
Income tax expense	(1,169)	(168)
Net loss before allocation to noncontrolling interest	(249,581)	(63,628)

Net loss attributable to noncontrolling interest	(58,569)	(17,922)
Net loss attributable to common stockholders	$(191,012)	$(45,706)
Net loss per share attributable to holders of Class A Common Stock
Basic and diluted	$(0.66)	$(0.20)
Weighted-average number of shares
Basic and diluted	290,689,457	223,974,396

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(Dollars in thousands)

	For the Three Months ended March 31,
	2026	2025

Net loss before allocation to noncontrolling interest	$(249,581)	$(63,628)
Other comprehensive (loss) income
Foreign currency translation adjustments	(368)	382
Total other comprehensive (loss) income	(368)	382
Total comprehensive loss before allocation to noncontrolling interest	(249,949)	(63,246)
Comprehensive loss attributable to noncontrolling interest	(58,691)	(17,814)
Comprehensive loss attributable to common stockholders	$(191,258)	$(45,432)

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance, December 31, 2025	285,449,911	$27	11,227,292	$4	78,163,078	$8	$2,671,770	$1,351	$(831,685)	$550,850	$2,392,325
Stock-based compensation	-	-	-	-	-	-	55,353	-	-	-	55,353
Issuance of common stock, net of issuance costs	874,045	-	-	-	-	-	63,064	-	-	17,201	80,265
Issuance of equity under employee stock plan	243,842	-	-	-	-	-	1,457	-	-	1,043	2,500
Issuance of equity to acquire spectrum priority rights and pay spectrum usage fees	-	-	-	-	-	-	8,138	-	-	2,438	10,576
Vesting of restricted stock units	553,370	-	-	-	-	-	(14,540)	-	-	(5,530)	(20,070)
2032 4.25% Convertible Notes settlement	1,862,741	-	-	-	-	-	45,651	-	-	10,884	56,535
2032 2.375% Convertible Notes settlement	4,475,223	-	-	-	-	-	262,150	-	-	62,500	324,650
Warrant exercise	4,823,170	-	-	-	-	-	6,792	-	-	1,853	8,645
Redemption of AST LLC Common Units for Class A Common Stock	171,727	-	(12,181)	(1)	-	-	1,094	-	-	(1,093)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	(246)	-	(122)	(368)
Net loss	-	-	-	-	-	-	-	-	(191,012)	(58,569)	(249,581)
Balance, March 31, 2026	298,454,029	$27	11,215,111	$3	78,163,078	$8	$3,100,929	$1,105	$(1,022,697)	$581,453	$2,660,828

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance, December 31, 2024	208,173,198	$20	11,227,292	$4	78,163,078	$8	$969,004	$(176)	$(489,745)	$190,031	$669,146
Stock-based compensation	-	-	-	-	-	-	7,703	-	-	123	7,826
Issuance of common stock, net of issuance costs	1,989,966	-	-	-	-	-	40,528	-	-	14,304	54,832
Issuance of equity under employee stock plan	445,814	-	-	-	-	-	2,816	-	-	1,365	4,181
Vesting of restricted stock units	169,373	-	-	-	-	-	(757)	-	-	(401)	(1,158)
Capped call	-	-	-	-	-	-	(31,688)	-	-	(12,840)	(44,528)
2034 Convertible Notes settlement	25,818,541	3	-	-	-	-	115,601	-	-	24,016	139,620
Redemption of AST LLC Common Units for Class A Common Stock	319,501	-	-	-	-	-	714	-	-	(714)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	274	-	108	382
Net loss	-	-	-	-	-	-	-	-	(45,706)	(17,922)	(63,628)
Balance, March 31, 2025	236,916,393	$23	11,227,292	$4	78,163,078	$8	$1,103,921	$98	$(535,451)	$198,070	$766,673

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	For the Three Months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss before allocation to noncontrolling interest	$(249,581)	$(63,628)
Adjustments to reconcile net loss before noncontrolling interest to cash used in operating activities:
Depreciation and amortization	17,615	10,958
Amortization of debt issuance costs	2,046	309
Amortization of debt commitment fee	2,200	-
Write off of unamortized debt issuance costs	63	-
Loss on disposal of property and equipment	1,842	-
Induced conversion expense on convertible notes	88,654	-
Loss on remeasurement of warrant liabilities	1,174	3,206
Stock-based compensation	55,353	7,826
Non-cash interest expense	698	497
Non-cash interest income	(301)	-
Loss from equity method investment	4,908	-
Changes in operating assets and liabilities:
Accounts receivable	10,273	1,275
Prepaid expenses and other current assets	(5,816)	9,345
Inventory	(4,749)	(9)
Accounts payable and accrued expenses	24,048	715
Contract liabilities	5,974	(210)
Other assets and liabilities	(2,459)	1,170
Net cash used in operating activities	(48,058)	(28,546)

Cash flows from investing activities:
Purchase of property and equipment	(261,599)	(120,456)
Capital advances to Ligado	(100,000)	-
Purchase of spectrum intangibles	(17,664)	-
Net cash used in investing activities	(379,263)	(120,456)

Cash flows from financing activities:
Proceeds from debt	1,060,608	449,248
Repayments of debt	(18,213)	(65)
Payment for debt issuance costs	(3,070)	(6,400)
Proceeds from issuance of common stock	80,723	56,265
Payments for third party equity issuance costs	(458)	(1,463)
Issuance of equity under employee stock plan	2,499	4,181
Employee taxes paid for stock-based compensation awards	(20,070)	(1,373)
Purchase of capped call transactions	-	(44,528)
Proceeds from share issuances to repurchase 2032 4.25% Convertible Notes	180,537	-
Payments for repurchase of 2032 4.25% Convertible Notes	(180,537)	-
Proceeds from share issuances to repurchase 2032 2.375% Convertible Notes	433,739	-
Payments for repurchase of 2032 2.375% Convertible Notes	(430,424)	-
Net cash provided by financing activities	1,105,334	455,865

Effect of exchange rate changes on cash, cash equivalents and restricted cash	891	61

Net increase in cash, cash equivalents and restricted cash	678,904	306,924
Cash, cash equivalents and restricted cash, beginning of period	2,779,960	567,534
Cash, cash equivalents and restricted cash, end of period	$3,458,864	$874,458

Supplemental disclosure of cash flow information:
Non-cash activities
Right-of-use assets obtained in exchange for operating lease liabilities	$310	$-
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$55,161	$12,906
PIK interest paid through issuance of PIK notes	-	497
Convertible notes settled by issuance of Class A Common Stock	-	139,620
Spectrum intangibles acquisition costs accrued or paid by issuance of shares	10,575	-
Settlement of warrant liabilities by issuing shares	8,645	-
Cash paid for:
Interest	$10,650	$3,887
Income taxes, net	1,016	700

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

1.
Organization and Nature of Operations

AST SpaceMobile, Inc., collectively with its subsidiaries (“SpaceMobile” or the “Company”) is currently designing, developing and manufacturing the constellation of BlueBird (“BB”) satellites and has begun launching its planned space-based Cellular Broadband network distributed through a constellation of low Earth orbit (“LEO”) satellites. Once deployed and operational, the BB satellites are designed to provide connectivity directly to off-the-shelf and unmodified devices at broadband speeds (the “SpaceMobile Service”), and be accessible for other applications for government use. The Company intends to offer the SpaceMobile Service to cellular subscribers and others through wholesale commercial agreements with cellular service providers. The Company also intends to leverage its patented technology, including large phased array and high power capability of its BB satellites, for a variety of applications in the government sector. The Company is headquartered in Texas where it operates satellite assembly, integrating and testing (“AIT”) facilities. The Company also has engineering and development centers elsewhere in the United States, India and Scotland, and engineering, development and production centers in Spain and Israel. The Company’s global footprint was approximately 450,000 square feet as of March 31, 2026. The Company’s intellectual property (“IP”) portfolio is diverse, containing numerous and various innovations of the direct-to-cell satellite ecosystem from space to Earth. The Company’s IP portfolio consists of 38 patent families worldwide. As of March 31, 2026, the Company has approximately 3,900 patent and patent pending claims worldwide, of which approximately 2,000 have been officially granted or allowed.

The Company launched its Blue Walker 3 (“BW3”) test satellite on September 10, 2022, and announced the completion of the deployment of the communications phased array antenna of the BW3 test satellite in orbit on November 14, 2022. Using the BW3 test satellite, the Company successfully completed two-way 5G voice calls directly to standard unmodified smartphones, achieved repeated successful download speeds of above 21 megabits per second (“Mbps”) to standard unmodified smartphones and spectral efficiency of approximately 3 bits per second per hertz. The Company intends to continue testing capabilities of the BW3 test satellite for internal use purposes.

The Company launched five first generation commercial BB satellites (“Block 1 BB satellites”) on September 12, 2024. The Block 1 BB satellites are of similar size and weight to the BW3 test satellite and have ten times higher throughput than the BW3 test satellite. In October 2024, the Company completed the deployment of the phased array antennas and Q/V antennas in orbit and performed a series of monitoring tests and activities to confirm the successful initial operations of the Block 1 BB satellites. In January 2025, the Company successfully made the first SpaceMobile video call from space with Vodafone using standard unmodified 4G/5G smartphones. In February 2025, the Company completed the voice and video call tests on standard unmodified smartphones with AT&T and Verizon in the U.S. and also completed the tests for non-communication applications for the United States government. All five Block 1 BB satellites have participated in the tests at various stages. In April 2025, together with Rakuten Mobile, Inc., the Company successfully conducted a two-way broadband video call in front of a live audience using unmodified smartphones on the SpaceMobile network enabled by a Block 1 BB satellite in orbit today. On July 21, 2025, the Company and AT&T made the first-ever Voice over LTE (“VoLTE”) call and short message service over satellite using AT&T’s spectrum and core network with a standard unmodified cell phone. On October 2, 2025, together with Bell Canada, the Company achieved Canada’s first-ever space-based 4G VoLTE voice call, broadband data connection, and video streaming using standard unmodified smartphones. The Company has deployed and released many fixed cells over the continental U.S. to its Mobile Network Operators (“MNOs”) and Original Equipment Manufacturer partners as the reference cells for network integration. The Company continues to test the spectrum quality of those fixed cells and has received approval to activate fixed cells from an MNO. In addition, the Company has validated satellite fixed cell handover, which demonstrated the Company’s ability to seamlessly handover cell service from one satellite to the other without impacting cell service. The Company expects to continue testing for SpaceMobile Service automation including beta testing prior to rollout of initial noncontinuous SpaceMobile Service in select markets including the United States, Europe, and Japan.

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

On April 19, 2026, during the New Glenn 3 mission, the Company's Block 2 BB7 satellite was placed into a lower than planned orbit by the upper stage of the launch vehicle. While the satellite separated from the launch vehicle and powered on, the altitude was too low to sustain operations with its on-board thruster technology and was de-orbited. In connection with the loss of the Block 2 BB7 satellite, the Company expects a replacement launch pursuant to the terms of the applicable contract with the launch provider. The total loss associated with this event is expected to be consistent with the carrying value of this initial satellite. The Company estimates the carrying value of the satellite to be in the range of $155.0 million to $160.0 million. Estimated carrying value is preliminary and subject to revision as the Company finalizes its analysis. In accordance with ASC 360, Property, Plant, and Equipment, the Company will account for this event as an asset write-off in the second quarter of 2026 as a loss within Operating Expenses in the Company’s consolidated financial statements. The Company maintained launch insurance coverage for this launch that covered a portion of the satellite and launch costs. The Company has filed claims with the insurance providers which, as of the date of this Quarterly Report, have not yet been completed. Insurance recovery will be recognized in the period in which realization is probable within Operating Expenses in the Company’s consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025, included in its Annual Report on Form 10-K filed with the SEC on March 2, 2026 (the “2025 Annual Report on Form 10-K”). The results of operations for the periods presented are not indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or other future year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on historical experience when available and on other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, useful lives assigned to property and equipment, potential impairment of long-lived assets and indefinite-lived intangibles, and equity-based compensation expense. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates due to risks and uncertainties, including the continued uncertainty surrounding rapidly changing market and economic conditions due to geopolitical conflicts and macroeconomic conditions including changes in inflation and interest rates.

The Company’s significant accounting policies are described in Note 2 Summary of Significant Accounting Policies of the 2025 Annual Report on Form 10-K, and there have been no significant changes in these significant accounting policies as compared to those described therein.

Segment

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance.

The Company’s CODM is its Chairman and Chief Executive Officer. The Company has determined that it operates in one operating segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Consolidated net loss before allocation to noncontrolling interest is the reported measure of segment profit or loss and is the primary measure used by the CODM to assess segment performance and decide how to allocate resources. This measure is used to monitor operating results, compare actual performance to internal budgets and forecasts, evaluate performance relative to strategic objectives, and determine the level of operating and capital resources required. Consolidated net loss before allocation to noncontrolling interest is presented in the unaudited condensed consolidated statements of operations as revenues less total operating expenses and other segment items. Other segment items include loss on remeasurement of warrant liabilities, interest income and expense, and income taxes expense. Other segment items also include induced conversion expense related to the repurchases of a portion of the 2032 4.25% Convertible Notes and the 2032 2.375% Convertible Notes and foreign exchange losses for the three months ended March 31, 2026 and 2025, respectively. The measure of segment assets is reported on the accompanying unaudited condensed consolidated balance sheets as total assets.

Revenue Recognition

Revenue generated from sales of goods and services is recognized when a customer obtains control of promised goods or services in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). During the three months ended March 31, 2026 and 2025, the Company recognized $13.4 million and $0.4 million of Products revenue from the sale of gateway equipment and related software to MNOs. These arrangements typically involve multiple performance obligations, which include hardware, software, and optional installation and support services. Revenue for hardware and software sales is recognized at a point in time when control transfers to the customer, which is generally upon delivery of the equipment and activation of the software. Revenue for installation and support services is generally recognized as services are performed.

During the three months ended March 31, 2026 and 2025, the Company recognized $1.3 million and $0.3 million of Services revenue mainly from performance obligations completed under agreements with the U.S. government to date either directly as a prime contractor or indirectly through prime contractors. Under these arrangements, the Company has provided testing and other development services designed to enable future service capabilities. These contracts typically contain a single performance obligation and include a series of fixed-price milestones for which the Company has the right to invoice upon completion and customer acceptance. The Company recognizes revenue from these contracts over time when milestones are achieved and accepted by the customer, which reflects the pattern by which the Company satisfies its performance obligation through the transfer of service to the customer.

Additionally, the Company has definitive commercial agreements with MNOs to provide SpaceMobile Service. These arrangements contain multiple performance obligations, including sale of gateway equipment hardware and software and a stand ready obligation to provide SpaceMobile Service. Revenue for SpaceMobile Service will be recognized over the life of the contract, beginning when the Company provides MNOs access to its satellite network. To date, the Company has not recognized any revenues from its SpaceMobile Service.

The Company defers revenue and recognizes contract liabilities in the event the performance obligations are not satisfied for which payment has been received. As of March 31, 2026 and December 31, 2025, $233.0 million and $227.0 million, respectively, of current and non-current contract liabilities were recorded for advance consideration received from customers for which the associated performance obligations were not yet satisfied. The increase in contract liabilities during the three months ended March 31, 2026 was primarily due to advance payments received from MNOs related to gateway equipment sales. There was no revenue recognized for the three months ended March 31, 2026 that was included in the December 31, 2025 contract liability balance.

Revenue allocated to remaining performance obligations, which includes contract liabilities and amounts that will be invoiced and recognized as revenue in future periods, was approximately $1.2 billion as of March 31, 2026. The Company expects to recognize approximately 8.4% of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter. The Company’s contracts with MNOs to provide SpaceMobile Service contain multiple performance obligations. Revenue allocated to remaining SpaceMobile Service performance obligations does not include variable consideration that has not been included in the transaction price, specifically consideration from revenue sharing with MNOs based on revenue generated from end customers’ usage of the satellite services. That consideration is constrained due to the uncertainty about the amount of the consideration to be received, which may not be resolved for a period of time.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are reported net of an allowance for credit losses that are not expected to be recovered. The Company recognizes the allowance for credit losses at inception of sales and reassesses quarterly based on management’s expectation of the asset’s collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions. The Company elected the practical expedient, available as part of the early adoption of Accounting Standards Update (“ASU”) 2025-05 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, not to consider management’s expectations of conditions in the future for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The Company’s contractual payment terms with its customers average between 60 to 90 days. As of March 31, 2026, the majority of outstanding accounts receivable are considered current. For the three months ended March 31, 2026 and 2025, the Company’s customers had high credit ratings and the allowance for credit losses was immaterial.

Future Adoption of Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard can be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this ASU on the presentation of its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 modernizes the accounting for internal-use software costs by eliminating the prescriptive "project stage" model and introducing a principles-based framework that is intended to better reflect current software development practices. The amendment is effective for annual reporting periods beginning after December 15,

2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the potential impacts of adopting this ASU on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The ASU establishes authoritative guidance in GAAP about accounting for government grants received by business entities, clarifies the appropriate accounting, in an effort to reduce diversity in practice, and increase consistency of application across business entities. The ASU is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Adoption of this ASU can be applied using a modified prospective approach, a modified retrospective approach, or a retrospective approach. Early adoption is permitted. The Company is currently evaluating the potential impacts of adopting this ASU on its consolidated financial statements.

All other new accounting pronouncements issued, but not yet effective or adopted, have been deemed to be not relevant to the Company and, accordingly, are not expected to have a material impact once adopted.

3.
Fair Value Measurement

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	As of March 31, 2026
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,828,943	$-	$-
Total assets measured at fair value	$2,828,943	$-	$-

	As of December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,016,705	$-	$-
Total assets measured at fair value	$2,016,705	$-	$-

Liabilities:
Private placement warrant liability	-	-	7,471
Total liabilities measured at fair value	$-	$-	$7,471

As of March 31, 2026 and December 31, 2025, the Company had approximately $3.5 billion and $2.8 billion of cash and cash equivalents and restricted cash, respectively, of which approximately $2.8 billion and $2.0 billion, respectively, is classified as cash equivalents, which consisted primarily of short-term money market funds with original maturities of 90 days or less. As of March 31, 2026, non-current restricted cash of $428.4 million consisted of the cash collateral for the loan agreement, dated as of October 31, 2025, by and between BackstopCo, LLC, as borrower, and UBS AG, Stamford Branch, as lender (the “UBS Bridge Financing Loan”), and current restricted cash of $0.9 million consisted of deposits against the bank guaranty issued to the landlords for lease of properties. As of December 31, 2025, non-current restricted cash of $443.4 million consisted of $428.4 million cash collateral for the UBS Bridge Financing Loan and $15.0 million collateral for the capital equipment loan with Prosperity Bank, and current restricted cash of $0.9 million consisted of deposits against the bank guaranty issued to the landlords for lease of properties. For certain instruments, including cash, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

As of December 31, 2025, warrant liabilities were comprised of private placement warrants (“Private Placement Warrants”), which have been classified as Level 3 due to the use of historical volatility of the Company’s shares and implied volatility derived from options on the Company’s shares. Warrant liabilities are described in detail in Note 7 Warrant Liabilities.

The Private Placement Warrants are valued using a Black-Scholes-Merton model. The Company’s Black-Scholes-Merton model to value Private Placement Warrants required the use of the following subjective assumption inputs:

•
The risk-free rate assumption was based on the three-month and one-year U.S. Treasury rates as the estimated time to expiration was 0.26 years. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
•
The expected volatility assumption was based on an average of the historical volatility of the Company’s shares and the implied volatility of one-year options on the Company’s shares, which was 105.3%.

4.
Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2026	2025
Land	$1,925	$1,925
Buildings and building improvements	35,221	29,030
Leasehold improvements	18,347	15,241
Satellites in orbit	235,387	235,387
Lab, assembly, and integration equipment	114,230	95,332
Satellite antenna	7,224	7,224
Computer hardware and software	25,960	25,131
Other	2,374	1,999
Construction in progress
Satellite materials and advance payments, satellites under construction, and advance launch payments	1,323,712	1,122,027
Other construction in progress and capital advances	64,894	39,176
Total property and equipment, gross	$1,829,274	$1,572,472
Accumulated depreciation and amortization	(191,012)	(173,711)
Total property and equipment, net	$1,638,262	$1,398,761

Total depreciation and amortization expense for the three months ended March 31, 2026 and 2025 was approximately $17.6 million and $11.0 million, respectively. During the three months ended March 31, 2026 and 2025, the Company recognized losses on disposal of property and equipment of $1.8 million and less than $0.1 million, respectively, and presented the losses in other (expense) income, net in the Company’s unaudited condensed consolidated statements of operations. These losses primarily relate to equipment retired from service and satellite materials removed from construction in progress as a result of design modifications and advances in manufacturing processes and technology.

5.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Salaries, wages and benefits	$11,396	$8,476
Property and equipment	22,160	23,635
Other professional services	10,900	6,435
Accrued interest expense	12,752	12,734
Accrued cost of acquiring intangible assets	-	5,639
Inventory received but not invoiced	7,401	3,977
Others	8,106	8,350
Total accrued expenses and other current liabilities	$72,715	$69,246

6.
Debt

Long-term debt consists of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
2032 4.25% Convertible Notes	$3,514	$50,000
2032 2.375% Convertible Notes	325,000	575,000
2036 2.00% Convertible Notes	1,150,000	1,150,000
2036 2.25% Convertible Notes	1,075,000	-
Prosperity Capital Equipment Loan	-	12,552
Prosperity Term Loan	-	4,242
Trinity Capital Equipment Loan(1)	50,607	52,641
UBS Bridge Financing Loan	420,000	420,000
Total debt	$3,024,121	$2,264,435
Less: current portion of long-term debt	(8,236)	(11,999)
Less: unamortized debt issuance costs(1)	(52,589)	(44,853)
Long-term debt, net of issuance costs	$2,963,296	$2,207,583

(1) Includes unamortized end of term payments of $3.6 million and $4.0 million as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026, the aggregate fair value of the Company’s debt was $3.2 billion, which included the fair value of the 2032 4.25% Convertible Notes of $11.5 million, the 2032 2.375% Convertible Notes of $447.3 million, the 2036 2.00% Convertible Notes of $1,230.1 million and the 2036 2.25% Convertible Notes of $1,037.3 million. As of December 31, 2025, the aggregate fair value of the Company’s debt was approximately $2.5 billion, which included the fair value of the 2032 4.25% Convertible Notes of $147.2 million, the 2032 2.375% Convertible Notes of $760.8 million, and the 2036 2.00% Convertible Notes of $1,156.7 million. The fair value of the 2032 4.25% Convertible Notes was determined based on recent observable market quote in an active market and rolled forward to balance sheet date using significant inputs derived from, or corroborated by, observable market data (Level 2 inputs). The fair value of the 2032 2.375% Convertible Notes, the 2036 2.00% Convertible Notes, and the 2036 2.25% Convertible Notes were determined based on observable market quotes in an active market around year-end (Level 1 inputs). The fair value of remaining debt has been determined under the discounted cash flow method using significant inputs derived from, or corroborated by, observable market data (Level 2 inputs).

Debt discount and issuance costs are comprised of costs incurred in connection with debt issuance and are presented in the unaudited condensed consolidated balance sheets as a deduction to the carrying amount of the debt and amortized using the effective interest method to interest expense over the term of the debt. During the three months ended March 31, 2026 and 2025, the Company recognized $21.7 million and $4.7 million of interest expense related to the debt noted above, respectively. The interest expense included amortization of debt issuance costs of $2.0 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the Company was in compliance with all debt covenants requirements.

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

On July 3, 2025, July 31, 2025 and October 29, 2025, the Company completed the repurchase of $225.0 million, $135.0 million and $50.0 million, respectively, of the outstanding principal amount of the 2032 4.25% Convertible Notes in separate, privately negotiated repurchase transactions with a limited number of note holders for an aggregate repurchase price of approximately $502.9 million, $346.9 million and $161.1 million, respectively, which included accrued and unpaid interest on the repurchased 2032 4.25% Convertible Notes. The repurchase was funded with the net proceeds from a registered direct offering of 9,450,268 shares, 5,775,635 shares and 2,048,849 shares, respectively, of the Company’s Class A Common Stock to the same note holders participating in the note repurchase. The note repurchases and the shares offering were cross-conditional. The Company accounted for the note repurchases as induced conversions and recognized an additional charge to equity for the carrying value of the notes repurchased and the related fair value of consideration paid to holders of the 2032 4.25% Convertible Notes in excess of the value to which there were entitled to receive pursuant to the original conversion terms (“2032 4.25% Convertible Notes 2025 Sweetener Payment”). The induced conversion expenses included the related 2032 4.25% Convertible Notes 2025 Sweetener Payment and the third party transaction costs incurred and were presented in other (expense) income, net in the Company’s audited consolidated financial statements on Form 10-K for the year ended December 31, 2025.

On February 20, 2026 and February 23, 2026, the Company completed an additional repurchase of approximately $46.5 million of the outstanding principal amount of the 2032 4.25% Convertible Notes in separate, privately negotiated repurchase transactions with a limited number of note holders for an aggregate repurchase price of approximately $180.5 million. The repurchase was funded with the net proceeds from a registered direct offering of 1,862,741 shares of the Company’s Class A Common Stock to the same note holders participating in the note repurchase. The note repurchases and the shares offering were cross-conditional. The Company accounted for the note repurchases as induced conversions and recognized a $56.5 million charge to equity for $45.3 million of carrying value of the notes repurchased and $11.2 million of the fair value of consideration paid to holders of the 2032 4.25% Convertible Notes in excess of the value to which they were entitled to receive pursuant to the original conversion terms (“2032 4.25% Convertible Notes 2026 Sweetener Payment”). The Company recorded the 2032 4.25% Convertible Notes 2026 Sweetener Payment and the approximately $0.4 million of third party transaction costs incurred in other (expense) income, net in the Company’s unaudited condensed consolidated statements of operations.

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

On February 20, 2026 and February 23, 2026, the Company completed the repurchase of $250.0 million of the outstanding principal amount of the 2032 2.375% Convertible Notes in separate, privately negotiated repurchase transactions with a limited number of note holders for an aggregate repurchase price of approximately $433.7 million, which included accrued and unpaid interest on the repurchased 2032 2.375% Convertible Notes. The repurchase was funded with the net proceeds from a registered direct offering of 4,475,223 shares of the Company’s Class A Common Stock to the same note holders participating in the note repurchase. The note repurchases and the shares offering were cross-conditional. The Company accounted for the note repurchases as induced conversions and recognized a $324.6 million charge to equity for $247.2 million of carrying value of the notes repurchased including accrued and unpaid interest and $77.4 million of fair value of consideration paid to holders of the 2032 2.375% Convertible Notes in excess of the value to which they were entitled to receive pursuant to the original conversion terms (“2032 2.375% Convertible Notes Sweetener Payment”). The Company recorded the 2032 2.375% Convertible Notes Sweetener Payment and the approximately $0.4 million of third party transaction costs incurred in other (expense) income, net in the Company’s unaudited condensed consolidated statements of operations.

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

Borrowings accrued interest at the Prime Rate plus 0.75%, subject to a ceiling rate. Interest payments were due and payable on a monthly basis. Interest payments began in September 2023 and principal payments began in April 2025. Principal repayments were due thereafter in 48 equal monthly installments until January 2029, the maturity date of the loan. In connection with the Lone Star Loan Agreement, the Company deposited a cash balance of $15.0 million in the Lone Star Bank Money Market Fund. The Lone Star Loan Agreement included certain customary affirmative and negative covenants.

As part of AST LLC and certain other subsidiaries of the Company (together with AST LLC, the “AST Companies”) entering into the Trinity Capital Equipment Loan, the AST Companies and Prosperity Bank amended the Lone Star Loan Agreement whereby Prosperity Bank released the lien on certain real property fixtures and equipment and the AST Companies pledged the $15.0 million deposit in the Lone Star Bank Money Market Fund as a security for the loan.

On March 11, 2026, the Company repaid the principal amount, including accrued interest aggregating to approximately $12.1 million.

Prosperity Term Loan

On December 8, 2021, the Company’s subsidiary, AST & Science Texas, LLC, executed an agreement to purchase real property, including offices, industrial warehouse buildings and equipment for a total purchase price of $8.0 million. In connection with the purchase, AST & Science Texas, LLC entered into an agreement (the “Term Loan Credit Agreement”) with Lone Star, succeeded by Prosperity Bank by merger with Lone Star, to issue a term promissory note for $5.0 million with a maturity date of December 8, 2028 that was secured by the property. Borrowings under the Term Loan Credit Agreement had a fixed interest rate of 4.20% per annum. Interest was payable monthly in arrears commencing in January 2022. Thereafter, outstanding principal and accrued interest were due and payable in monthly installments of $40,000, commencing in January 2023.

On March 11, 2026, the Company repaid the principal amount, including accrued interest aggregating to approximately $4.2 million.

Other than as described above, there were no new debt issuances or significant changes related to the above listed debt during the three months ended March 31, 2026. See Note 7 Debt to the Company’s Consolidated Financial Statements included in its 2025 Annual Report on Form 10-K for additional information regarding the debt listed above.

7.
Warrant Liabilities

Warrant liabilities were comprised of Private Placement Warrants. Each Private Placement Warrant entitled the registered holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share and was exercisable on a cashless basis. Pursuant to the warrant agreement, a holder of Private Placement Warrants may exercise its warrants only for a whole number of shares of Class A Common Stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. The Private Placement Warrants expired on April 6, 2026, five years after the Business Combination, at 5:00 p.m., New York City time, or earlier upon liquidation.

As of December 31, 2025, there were 122,000 Private Placement Warrants that remained outstanding. During the three months ended March 31, 2026, the remaining 122,000 Private Placement Warrants were exercised for 109,499 shares of Class A Common Stock on a cashless basis. During the three months ended March 31, 2026, the Company recognized a net loss of $1.2 million for changes in fair value of the remaining Private Placement Warrants in the unaudited condensed consolidated statements of operations.

As of March 31, 2025, there were 3,053,132 Private Placement Warrants outstanding. No Private Placement Warrants were exercised during the three months ended March 31, 2025. During the three months ended March 31, 2025, the Company recognized a loss of $3.2 million on the change in the fair value of the warrant liabilities in the unaudited condensed consolidated statements of operations.

8.
Commitments and Contingencies

Purchase Commitments

As of March 31, 2026, the Company has purchase commitments of approximately $540.0 - $560.0 million primarily related to procurement of BB satellite components, research and development (“R&D”) programs, operational services and capital improvements. None of these purchase commitments are considered unconditional purchase obligations as the Company has various rights to adjust the quantity of satellite components on the purchase orders and/or change the delivery timelines in accordance with its ongoing business plan. The Company also has rights to terminate certain purchase commitments and potentially incur a termination fee in certain cases. In addition, the Company has launch agreements under which payments are due at scheduled milestones over the duration of the agreements. The Company has contractual rights to cancel these launches or terminate the related agreements at any time by paying a termination fee, and in certain cases without incurring a termination fee, and any excess payments made to the launch providers for these launches will be refunded to the Company. As of March 31, 2026, the Company had minimum commitments of approximately $200.0 - $250.0 million related to future launches, none of which are considered unconditional purchase obligations.

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

9.
Stockholders’ Equity

Class A Common Stock

As of March 31, 2026, there were 298,454,029 shares of Class A Common Stock issued and outstanding. Holders of Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 800,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class B Common Stock

As of March 31, 2026, there were 11,215,111 shares of Class B Common Stock issued and outstanding. Shares of Class B Common Stock were issued to then existing equity holders of AST LLC (other than Abel Avellan, the Company’s Chairman and Chief Executive Officer (“Mr. Avellan”)) at the time of the Business Combination and are noneconomic, but entitle the holder to one vote per share. The Company is authorized to issue 200,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.

The existing equity holders of AST LLC (other than Mr. Avellan) at the time of the Business Combination own economic interests in AST LLC which are redeemable into either shares of Class A Common Stock on a one-for-one basis or cash at the option of the Company. Upon redemption of the AST LLC Common Units by the existing equity holders (other than Mr. Avellan), a corresponding number of shares of Class B Common Stock held by such existing equity holders will be cancelled. No such redemptions of AST LLC Common Units occurred during the three months ended March 31, 2026.

Class C Common Stock

As of March 31, 2026, there were 78,163,078 shares of Class C Common Stock issued and outstanding. Shares of Class C Common Stock were issued to Mr. Avellan in connection with the Business Combination and are non-economic, but entitle the holder to the lesser of ten votes per share and the Class C Share Voting Amount, the latter of which is a number of votes per share equal to (1) (x) an amount of votes equal to 88.31% of the total voting power of the outstanding voting stock, minus (y) the total voting power of the outstanding capital stock (other than Class C Common Stock) owned or controlled by Mr. Avellan and his permitted transferees, divided by (2) the number of shares of Class C Common Stock then outstanding (the “Super-Voting Rights”). The Company is authorized to issue 125,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

Mr. Avellan owns economic interests in AST LLC which are redeemable into either shares of Class A Common Stock on a one-for-one basis or cash at the option of the Company. Upon redemption of any AST LLC Common Units held by Mr. Avellan, a corresponding number of shares of Class C Common Stock held by Mr. Avellan will be cancelled. Correspondingly, the Super-Voting Rights associated with the cancelled shares of Class C Common Stock will be terminated.

Preferred Stock

As of March 31, 2026, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

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

As of March 31, 2026 and December 31, 2025, the noncontrolling interest in AST LLC was approximately 23.1% and 23.9%, respectively. The decrease in noncontrolling interest percentage during the three months ended March 31, 2026 was a result of the issuance of Class A Common Stock in connection with the repurchase of a portion of the 2032 4.25% Convertible Notes and the 2032 2.375% Convertible Notes, payment for a portion of the L-band Annual Payment and the Crown Castle Annual Payment (as defined below in Note 13 Spectrum Usage Rights and Related Financing) in shares, issuance of Class A Common Stock under the October 2025 Sales Agreement, exercises of the Private Placement Warrants and Penny Warrants, redemptions of AST LLC Common Units in exchange for Class A Common Stock, exercises of options and vesting of restricted stock units.

October 2025 Equity Distribution Agreement

On October 7, 2025, the Company entered into an Equity Distribution Agreement (the “October 2025 Sales Agreement” or “October 2025 ATM Equity Program”) with B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Deutsche Bank Securities Inc., Roth Capital Partners, LLC, Scotia Capital (USA) Inc., UBS Securities LLC, William Blair & Company, L.L.C and Yorkville Securities, LLC (collectively, the “agents”) to sell shares of the Company’s Class A Common Stock having an aggregate sale price of up to $800.0 million through an “at the market offering” program under which the agents acted as sales agents. The sales of the shares made under the October 2025 Sales Agreement were to be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act. The agents sale of the Class A Common Stock was based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Under the October 2025 Sales Agreement, the agents were entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold.

Under the October 2025 Sales Agreement, the Company issued 874,045 shares of Class A Common Stock during three months ended March 31, 2026 and received proceeds of $80.3 million, net of commissions paid to the agents and transaction costs. During the three months ended March 31, 2026, the Company paid commission of approximately $0.4 million to the agents with respect to such sales and incurred initial transaction costs of less than $0.1 million. Having utilized virtually the entire capacity of the October 2025 ATM Equity Program, the Company terminated the October 2025 ATM Equity Program on March 17, 2026.

10.
Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation, measured at the grant date based on the fair value of the award, is typically recognized ratably over the requisite services period, using the straight-line method of expense attribution. The Company recorded stock-based compensation expense in the following categories of its unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Engineering services	$39,209	$4,018
General and administrative costs	15,878	3,808
Cost of revenues - services	$266	$-
Total	$55,353	$7,826

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

As of March 31, 2026, AST LLC was authorized to issue a total of 12,812,959 ordinary shares under a reserve set aside for equity awards. As of March 31, 2026, there were 4,516,318 options outstanding under the AST LLC Incentive Plan. Following the Business Combination on April 6, 2021, no further equity award grants were made under the AST LLC Incentive Plan.

The following table summarizes the Company’s option activity under the AST LLC Incentive Plan for the three months ended March 31, 2026:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2025	4,677,777	$1.04	3.72
Granted	-	-	-
Exercised	(161,459)	1.28	-
Cancelled or forfeited	-	-	-
Outstanding as of March 31, 2026	4,516,318	$1.03	3.48
Options exercisable as of March 31, 2026	3,760,461	$1.15	3.41
Vested and expected to vest as of March 31, 2026	3,760,461	$1.15	3.41

The following table summarizes the Company’s unvested option activity for the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	755,857	$0.24
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested as of March 31, 2026	755,857	$0.24

Compensation cost related to options issued under the AST LLC Incentive Plan has been fully recognized except for performance-based options for which performance conditions were not deemed probable as of March 31, 2026.

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

Stock Options

As of March 31, 2026, there were 1,957,612 options outstanding under the 2020 Plan.

The following table summarizes the Company’s option activity under the 2020 Plan for the three months ended March 31, 2026:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2025	2,214,866	$9.20	7.11
Granted	-	-
Exercised	(237,331)	9.66
Cancelled or forfeited	(19,923)	14.97
Outstanding as of March 31, 2026	1,957,612	$9.09	6.91
Options exercisable as of March 31, 2026	1,429,096	$8.74	6.49
Vested and expected to vest as of March 31, 2026	1,957,612	$9.09	6.91

The following table summarizes the Company’s unvested option activity for the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	689,593	$5.02
Granted	-	-
Vested	(141,337)	4.24
Forfeited	(19,740)	7.83
Unvested as of March 31, 2026	528,516	$5.12

As of March 31, 2026, total unrecognized compensation expense related to the unvested stock options under the 2020 Plan was $2.8 million, which is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Units

As of March 31, 2026, there were 1,122,801 restricted stock units outstanding under the 2020 Plan.

The following table summarizes the Company’s unvested restricted stock unit activity for the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	1,233,054	$12.30
Granted	-	-
Vested	(92,503)	6.42
Forfeited	(17,750)	9.52
Unvested as of March 31, 2026	1,122,801	$12.83

As of March 31, 2026, total unrecognized compensation expense related to the unvested restricted stock units under the 2020 Plan was $9.3 million, which is expected to be recognized over a weighted average period of 1.7 years.

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

Stock Options

As of March 31, 2026, there were 55,885 options outstanding under the 2024 Plan.

The following table summarizes the Company’s option activity under the 2024 Plan for the three months ended March 31, 2026:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2025	65,250	$24.65	9.01
Granted	-	-	-
Exercised	(6,615)	22.51	-
Cancelled or forfeited	(2,750)	22.51	-
Outstanding as of March 31, 2026	55,885	$25.00	8.78
Options exercisable as of March 31, 2026	12,443	$25.54	8.80
Vested and expected to vest as of March 31, 2026	55,885	$24.85	8.77

The following table summarizes the Company’s unvested option activity for the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	55,086	$14.01
Granted	-	-
Vested	(8,894)	26.75
Forfeited	(2,750)	22.51
Unvested as of March 31, 2026	43,442	$10.86

There were no stock options granted under the 2024 Plan during the three months ended March 31, 2026. The weighted-average grant-date fair value of stock options granted under the 2024 Plan during the three months ended March 31, 2025 was $16.23.

At March 31, 2026, total unrecognized compensation expense related to the unvested stock options under the 2024 Plan was $0.6 million, which is expected to be recognized over a weighted average period of 2.8 years.

Restricted Stock Units and Restricted Stock

As of March 31, 2026, there were 7,678,833 restricted stock units and restricted stock outstanding under the 2024 Plan.

The following table summarizes the Company’s unvested restricted stock unit and restricted stock activity under the 2024 Plan for the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	6,873,666	$43.16
Granted	2,072,293	81.20
Vested	(698,548)	55.68
Forfeited	(568,578)	64.62
Unvested as of March 31, 2026	7,678,833	$50.69

As of March 31, 2026, total unrecognized compensation expense related to the unvested restricted stock units and restricted stock under the 2024 Plan was $264.3 million, which is expected to be recognized over a weighted average period of 2.6 years.

SpaceMobile 2020 Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”). The aggregate number of Common Stock shares that may be issued pursuant to rights granted under the ESPP is 2,000,000 shares. If any right granted under the ESPP shall for any reason terminate without having been exercised, the shares not purchased under such right shall again become available for issuance under the ESPP. As of March 31, 2026, the Company had not issued any awards under the ESPP.

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

The consolidated effective tax rate for the three months ended March 31, 2026 and 2025 was (0.47%) and (0.26%), respectively. The difference between the federal statutory tax rate of 21% and the effective tax rate is primarily driven by the Company’s Up-C organizational structure and allocation of AST LLC results to noncontrolling interest holders and the valuation allowance recorded against the Company’s net deferred tax assets.

The Company recorded a net deferred tax asset for the difference between the book value and tax basis of the Company’s investment in AST LLC at the time of the Business Combination. The Company has assessed the realizability of their deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result, the Company has recorded a full valuation allowance against its deferred tax asset resulting from the Business Combination. As of March 31, 2026, there is no valuation allowance recorded against the foreign deferred tax assets as it is more likely than not that the foreign deferred tax assets will be fully realized. The foreign deferred tax assets are subject to foreign exchange risk, which could reduce the amount the Company may ultimately realize.

The Company had no uncertain tax positions as of March 31, 2026 and December 31, 2025.

In conjunction with the Business Combination, the Company also entered into the Tax Receivable Agreement (“TRA”) with AST LLC. Pursuant to the TRA, the Company is generally required to pay TRA holders (as defined in the TRA) (i) 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) existing tax basis of certain assets of AST LLC and its subsidiaries attributable to the AST LLC Common Units, (B) tax basis adjustments resulting from taxable exchanges of AST LLC Common Units acquired by the Company, (C) tax deductions in respect of portions of certain payments made under the TRA, and (D) certain tax attributes that are acquired directly or indirectly by the Company pursuant to a reorganization transaction. All such payments to the TRA holders (as defined in the TRA) are the obligations of the Company, and not those of AST LLC. As of March 31, 2026, there have been no TRA liabilities recorded.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock (in thousands, except share and per share data):

	For the Three Months ended March 31,
	2026	2025
Numerator
Net loss before allocation to noncontrolling interest	$(249,581)	$(63,628)
Net loss attributable to noncontrolling interest	(58,569)	(17,922)
Net loss attributable to common stockholders - basic and diluted	$(191,012)	$(45,706)
Denominator
Weighted-average number of shares of Class A Common Stock outstanding - basic and diluted	290,689,457	223,974,396
Net loss per share attributable to holders of Class A Common Stock - basic and diluted	$(0.66)	$(0.20)

As of March 31, 2026, the Company excluded from the calculation of diluted earnings per share 11,215,111 shares of Class B Common Stock, 78,163,078 shares of Class C Common Stock, and 12,653,522 shares of Class A Common Stock that may be issued pursuant to awards outstanding under the AST LLC Incentive Plan, the 2020 Plan and the 2024 Plan, and 25,824,820 shares of Class A Common Stock issuable upon conversion of the 2032 4.25% Convertible Notes, the 2032 2.375% Convertible Notes, the 2036 2.00% Convertible Notes, and the 2036 2.25% Convertible Notes (on an as-converted basis) as their effect would have been to reduce the net loss per share. Therefore, the weighted-average number of shares of Class A Common Stock outstanding used to calculate both basic and diluted net loss per share of Class A Common Stock is the same.

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

On March 22, 2025, pursuant to the Strategic Collaboration Term Sheet, the Company, AST LLC, Spectrum USA I, LLC, a subsidiary of AST LLC (“SpectrumCo”) and Ligado entered into certain definitive agreements that, among other things, provided for (1) a $550.0 million contingent payment from the Company to Ligado, (2) SpectrumCo’s obligation to make spectrum access usage payments of at least $80.0 million annually (“L-band Annual Payment”) (with the option to pay the excess of the amount owed by Ligado to utilize the L-band spectrum in Class A Common Stock of the Company for the first three years), and revenue share payments in exchange for the right to use up to 40 MHz of the L-band spectrum, (3) the Company’s obligation to pay a usage fee amount due in cash (plus a 30% premium with respect to each such payment payable, at the Company’s discretion, in cash or in Class A Common Stock of the Company) (the “Crown Castle Annual Payment”) for the right to use up to 5 MHz of the 1670-1675 MHz spectrum, and (4) issuance of 4,714,226 penny warrants, each of which entitles the holder to purchase one whole share of Class A Common Stock at a price of $0.01 per share (“Penny Warrants”), to Ligado. The Penny Warrants were exercised in full for 4,713,671 shares of Class A Common Stock on a cashless basis during the three months ended March 31, 2026.

On June 13, 2025, the Company announced a Settlement Term Sheet (the “Term Sheet”) among various parties including the Company, Ligado, Viasat, Inc. and Inmarsat Global Limited (“Inmarsat”). Pursuant to the Term Sheet, as long as Ligado’s Chapter 11 plan is confirmed and as long as the financial sponsors of Ligado provide a backstop commitment to Ligado that is acceptable to the Company, in support of a full refund of payments by Ligado in the event applicable regulatory approvals are not obtained and the closing does not occur (the “Backstop Commitment”), the Company agreed that, with respect to the $550.0 million otherwise owed to Ligado in connection with the Spectrum Usage Rights Transaction, the Company would pay $420.0 million to Ligado for the benefit of Inmarsat on October 31, 2025, $100.0 million to Ligado for the benefit of Inmarsat on March 31, 2026 and $15.0 million to Ligado for the benefit of Inmarsat on receipt of specified regulatory approvals and the closing of the Spectrum Usage Rights Transaction. The remaining $15.0 million would be payable to Ligado at the closing. On June 23, 2025, the Bankruptcy Court approved the transactions (the “Spectrum Usage Rights Transaction”) contemplated in the Strategic Collaboration Term Sheet. On or about September 29, 2025, the Bankruptcy Court confirmed Ligado’s Chapter 11 plan. On October 31, 2025, the Company made the $420.0 million payment to Ligado for the benefit of Inmarsat. On or about March 31, 2026, the Company made the $100.0 million payment in accordance with the Term Sheet. Per the Term Sheet, the funds were intended to be for the benefit of Inmarsat and paid over to Inmarsat. However, by order of the Bankruptcy Court dated April 2, 2026, the $100.0 million payment has been placed in escrow. Distribution of these funds following their release from escrow is subject to further order of the Bankruptcy Court. The Company presented the $520.0 million payments as capital advances to Ligado within Other non-current assets in the Company’s unaudited condensed consolidated balance sheets. The remaining obligations in the Term Sheet constitute an off-balance sheet commitment as of March 31, 2026 whose obligations were not recognized in the consolidated financial statements.

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

To support consideration payments in connection with the Ligado Transaction, on July 15, 2025 (the “Credit Facility Closing Date”), SpectrumCo entered into a credit agreement (the “Sound Point Credit Agreement”) with Sound Point Agency LLC, as administrative agent and collateral agent, and the lenders from time to time party thereto. SpectrumCo has not yet drawn any funds under the Sound Point Credit Agreement. The Sound Point Credit Agreement provides for a non-recourse senior-secured delayed-draw term loan facility (“Sound Point Credit Facility”) in an aggregate principal amount of $550.0 million (“Loan Amount”). Subject to the satisfaction of certain conditions, the Sound Point Credit Facility will be available to SpectrumCo to draw until October 5, 2026 with an option to extend for an additional 180 days (“Availability Period”) subject to payment of an additional 1% fee on the Loan Amount. The Sound Point Credit Facility will be available to SpectrumCo upon the satisfaction of certain conditions, including, among others, (i) entry into security documents and other related documents, (ii) receipt of all required regulatory and Federal Communications Commission (“FCC”) approvals relating to the Spectrum Usage Rights Transaction, (iii) occurrence of certain bankruptcy-related events pertaining to Ligado and (iv) certain other customary conditions to funding. The Sound Point Credit Facility will be secured by substantially all of the assets of SpectrumCo and the newly formed subsidiary that will purchase and collect the receivables associated with the revenues generated from use of the L-band spectrum (“RevenueCo”). RevenueCo will also act as a guarantor under the Sound Point Credit Facility. SpectrumCo’s assets are not available to satisfy the claims of creditors of the Company or AST LLC. Neither the Company nor AST LLC will be liable as a borrower or guarantor or otherwise for any payments owing in connection with the Sound Point Credit Facility, and the lenders’ recourse to the assets of AST LLC will be limited to AST LLC’s equity interests both in SpectrumCo and in RevenueCo.

The Sound Point Credit Facility required SpectrumCo to pay a commitment fee equal to 2% of the Loan Amount, which SpectrumCo has fully paid. The Sound Point Credit Facility also includes a ticking fee equal to 0.15% of the Loan Amount payable on a monthly basis from the Credit Facility Closing Date to the date the Sound Point Credit Facility is drawn. If SpectrumCo terminates the Sound Point Credit Facility prior to the end of the Availability Period, SpectrumCo will be required to pay a termination fee, payable in cash or shares of the Company’s Class A Common Stock at SpectrumCo’s option, ranging from 1% to 5% of the Loan Amount depending on when SpectrumCo terminates the Sound Point Credit Facility. The Sound Point Credit Facility also requires SpectrumCo to pay an upfront fee equal to 3% of the Loan Amount that will become payable when SpectrumCo draws on the Sound Point Credit Facility (and will act as a reduction to proceeds received) and other fees, which became payable starting from the Credit Facility Closing Date. During the three months ended March 31, 2026, the Company recognized $2.2 million for the amortization of the commitment fee within Interest expense in the unaudited condensed consolidated statements of operations. The remaining unamortized commitment fee was presented within Other current assets in the unaudited condensed consolidated balance sheets.

In addition to the Sound Point Credit Agreement, which has not been drawn under, on October 31, 2025, BackstopCo entered into the UBS Loan Agreement with UBS AG, Stamford Branch, as lender. Refer to Note 7 Debt in the Company’s 2025 Annual Report on Form 10-K for more details.

As of March 31, 2026, the Company recorded $208.2 million of advanced consideration for the spectrum usage rights asset being acquired by the Company through the Spectrum Usage Rights Transaction within Intangible assets, net in the unaudited condensed consolidated balance sheets that consisted of $121.2 million representing the grant date fair value of the Penny Warrants issued to Ligado, $61.6 million in payments made or accrued towards the L-band Annual Payment and revenue share payments and $20.9 million in payments made towards the Crown Castle Annual Payment, and approximately $4.5 million of direct third-party transaction costs. The closing of the Spectrum Usage Rights Transaction is still subject to receipt of satisfactory regulatory approvals required for the proposed use of the spectrum, as well as other closing conditions.

14. Vodafone Joint Venture

On July 7, 2025, the Company and Vodafone entered into an agreement to create SatCo, a jointly-owned European satellite service business headquartered in Luxembourg, to exclusively distribute the Company’s broadband satellite services to MNOs in European markets. In addition, SatCo is expected to deploy a small network of earth stations that integrate with operators of existing 4G/5G terrestrial networks, providing backhaul links, as well as extended coverage across Europe from the anticipated satellite constellation in LEO. Upon formation of the joint venture, the Company contributed exclusive distribution rights at a determined fair value of approximately $23.5 million, as a non-cash consideration, in return for a $5.9 million equity investment in SatCo and a $17.6 million receivable from SatCo that carries an annual interest of 6.6%. The Company recognized interest income of $0.3 million during the three months ended March 31, 2026. Both the equity investment and the accrued balance of the receivable are reported within Other non-current assets in the unaudited condensed consolidated balance sheets. The Company accounted for the difference between the fair value of the exclusive distribution rights and its cost basis as non-current contract liabilities which the Company expects to recognize over the exclusivity period commencing with the initiation of commercial services.

SatCo is a variable interest entity of which the Company is not a primary beneficiary, and the Company accounts for its investment using the equity method of accounting. During the three months ended March 31, 2026, the Company recognized a loss from equity method investment of $3.5 million for its proportional share of SatCo’s loss and reduced the carrying value of the equity method investment. The loss from equity method investment is reported within Other (expense) income, net in the unaudited condensed consolidated statements of operations. In addition, the Company recognized related party revenue of $7.9 million from gateway equipment sales to SatCo for the three months ended March 31, 2026 and eliminated the intra-entity profit on such sale through an increase in loss from the equity method investment. As of March 31, 2026, the carrying value of the equity method investment went to zero as a result of recording losses against the balance. Additional losses were taken against the receivable balance.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report and with our Annual Report on Form 10-K for the year ended December 31, 2025, including our audited consolidated financial statements and related notes contained therein. Unless otherwise indicated, all references to “dollars” and “$” in this Quarterly Report are to, and all monetary amounts in this Quarterly Report are presented in, U.S. dollars.

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
•
the negotiation of definitive agreements with Mobile Network Operators (“MNOs”) relating to the SpaceMobile Service that would supersede preliminary agreements and memoranda of understanding;
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

Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part I, Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On March 22, 2025, we and certain of our subsidiaries entered into certain definitive agreements with Ligado Networks LLC (“Ligado LLC”) and its subsidiaries for usage rights for mid-band spectrum, which were approved by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on June 23, 2025. Ligado’s Chapter 11 plan was confirmed by the Bankruptcy Court on or about September 29, 2025. Subject to the completion of certain conditions, including regulatory approval, as a result of the transaction with Ligado, we expect our network will be enhanced by our long-term access to up to 45 MHz of the lower mid-band satellite spectrum in the United States (“U.S.”) and Canada through our usage agreements. In addition, on September 25, 2025, we completed the acquisition of an entity that holds certain S-Band International Telecommunication Union (“ITU”) priority rights to Mobile Satellite Services frequencies in the range of 1980-2010 MHz and 2170-2200 MHz, for use in LEO. We expect the acquisition will further enhance our network by up to 60 MHz of mid-band satellite spectrum globally.

As of March 31, 2026, our IP portfolio consists of approximately 3,900 patent and patent pending claims worldwide, of which approximately 2,000 have been officially granted or allowed. This includes 38 patent families worldwide. Our patents have various terms expiring starting 2039. We are headquartered in Texas where we operate our satellite assembly, integration and testing (“AIT”) facilities. We also have engineering and development centers elsewhere in the United States, India and Scotland, and engineering, development and production centers in Spain and Israel. Our global footprint was approximately 450,000 square feet as of March 31, 2026.

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

We launched our BW3 test satellite on September 10, 2022, and announced the completion of the deployment of the communications phased array antenna of the BW3 test satellite in orbit on November 14, 2022. Using the BW3 test satellite, we successfully completed two-way 5G voice calls directly to standard unmodified smartphones, achieved repeated successful download speeds of above 21 Mbps to standard unmodified smartphones and spectral efficiency of approximately 3 bits per second per hertz. We intend to continue testing capabilities of the BW3 test satellite for internal use purposes.

We launched five Block 1 BB satellites on September 12, 2024. The Block 1 BB satellites are of similar size and weight to the BW3 test satellite and have ten times higher throughput than the BW3 test satellite. In October 2024, we completed the deployment of the communications phased array antennas and Q/V antennas in orbit and performed a series of monitoring tests and activities to confirm the successful initial operations of the Block 1 BB satellites. In January 2025, we successfully made the first SpaceMobile video call from space with Vodafone using standard unmodified smartphones. In February 2025, we completed the voice and video call tests on standard unmodified smartphones with AT&T and Verizon in the U.S. and also completed the tests for non-communication applications for the U.S. government. All five Block 1 BB satellites have participated in the tests at various stages. In April 2025, together with Rakuten Mobile, Inc., we successfully conducted a two-way broadband video call in front of a live audience using unmodified smartphones on the

SpaceMobile network enabled by a Block 1 BB satellite in orbit today. On July 21, 2025, we and AT&T made the first-ever VoLTE call and short message service over satellite using AT&T’s spectrum and core network with a standard unmodified cell phone. On October 2, 2025, together with Bell Canada, we achieved Canada’s first-ever space-based 4G VoLTE voice call, broadband data connection, and video streaming using everyday smartphones. We have deployed and released many fixed cells over the continental U.S. to our MNO and Original Equipment Manufacturer partners as the reference cells for network integration. We continue to test the spectrum quality of those fixed cells and have received approval to activate fixed cells from an MNO. In addition, we have validated satellite fixed cell handover, which demonstrated our ability to seamlessly handover cell service from one satellite to the other without impacting cell service. We expect to continue testing for SpaceMobile Service automation including beta testing prior to rollout of initial noncontinuous SpaceMobile Service in select markets including the United States, Europe, Japan and other strategic markets.

On December 23, 2025, we launched our BB6 satellite. The Block 2 BB satellites feature an up to approximately 2,400 square feet phased array, the largest phased array ever deployed in a LEO for commercial use, which is more than three times larger than the phased array of the Block 1 BB satellites and designed to deliver up to 10 times the bandwidth capacity of the Block 1 BB satellites. We believe the larger aperture array is expected to provide greater spectrum reuse, enhanced signal strength and increased capacity, thereby reducing the necessary number of satellites to achieve service coverage as compared to smaller apertures. On February 10, 2026, we successfully deployed BB6. The performance of BB6 is driven by several breakthroughs in space-based architecture. The large antenna array allows the satellite to transmit and receive signals from standard handheld devices. Further, the large aperture enables highly precise beamforming, creating narrower, more focused coverage areas. This precision minimizes interference, maximizes network capacity and provides a consistent high-quality user experience for Cellular Broadband services, including voice, data and video. In addition, when we introduce our own AST5000 ASIC chip in the Block 2 BB satellites, we expect to achieve materially greater throughput capacity of up to 40 MHz per beam to continue to support 120 Mbps peak data rates and up to 10,000 MHz of processing bandwidth per Block 2 BB satellite, require less power and offer a lower overall unit cost. We have commenced production of Block 2 BB satellites using our ASIC chip. In parallel to assembly, integration and testing of Block 2 BB satellites based on our ASIC chip, we expect to continue to assemble and launch Block 2 BB satellites based on FPGA chips.

On April 19, 2026, during the New Glenn 3 mission, our Block 2 BB7 satellite was placed into a lower than planned orbit by the upper stage of the launch vehicle. While the satellite separated from the launch vehicle and powered on, the altitude was too low to sustain operations with its on-board thruster technology and was de-orbited. In connection with the loss of the Block 2 BB7 satellite, we expect a replacement launch pursuant to the terms of the applicable contract with the launch provider. The total loss associated with this event is expected to be consistent with the carrying value of this initial satellite. We currently estimate the carrying value of the satellite to be in the range of $155.0 million to $160.0 million. Estimated carrying value is preliminary and subject to revision as we finalize our analysis. We will account for this event as an asset write-off in the second quarter of 2026. We maintained launch insurance coverage for this launch that covered a portion of the satellite and launch costs. We have filed claims with the insurance providers which, as of the date of this Quarterly Report, have not yet been completed. Insurance recovery will be recognized in the period in which realization is probable.

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

The SpaceMobile Service has not been launched and therefore has not yet generated any revenue. Our planned non-geostationary orbit constellation will provide services from LEO that rely on the use of RF spectrum. We have received FCC authorization to deploy our 248 satellite network including operating in the low-band IMT terrestrial frequencies domestically and internationally, as well as Q/V band feeder links in the V band. Additionally, we rely on contractual agreements with third parties to access some of the spectrum we will utilize to provide services.

We have entered into a space-based wireless connectivity agreement with AT&T to provide SpaceMobile Service to AT&T’s end users for use within the continental U.S. (excluding Alaska) and Hawaii. On December 18, 2025, we entered into a reseller agreement with our and Vodafone’s 50/50 jointly owned European satellite service business headquartered in Luxembourg (“SatCo”) to exclusively distribute SpaceMobile Service to MNOs in Europe, the UK and certain other markets. We also have an agreement with Vodafone to provide SpaceMobile Services to Vodafone’s end users outside of the markets covered by our agreement with SatCo. On October 8, 2025, we announced the signing of a definitive commercial agreement with Verizon to provide direct-to-cellular SpaceMobile Service when needed for Verizon customers within the continental U.S. (excluding Alaska) and Hawaii. On October 29, 2025, we entered into a ten-year commercial agreement with Saudi Telecom Company (“STC”) to enable direct-to-device satellite mobile connectivity across Saudi Arabia and key regional markets. We currently have partnerships with nearly 60 MNOs with over 3 billion subscribers globally. We are also expanding our efforts on ground infrastructure development for commercial readiness and integrating our SpaceMobile Service into the MNOs’ infrastructure to initiate commercial services.

We have entered into launch agreements with multiple launch service providers which will enable us to continue our planned launch campaign to launch over 60 Block 2 BB satellites. We have commenced our launch campaign with the launch of BB6 on December 23, 2025 and continue to target approximately 45 BB satellites by the end of 2026, at a cadence of one launch approximately every one to two months on average. We have continued to assemble and test the Block 2 BB satellites in accordance with our plan to meet this launch campaign to enable Continuous SpaceMobile Service coverage across key markets such as the United States, Europe, Japan and other strategic markets as well as to facilitate U.S. government applications. Continuous SpaceMobile Service means with respect to a particular geographical market close to 100% reliable persistent service across the geographical areas within certain latitudes and a substantially high degree of reliable persistent service across the remaining geographical areas outside the said latitudes. The timing of launch of the Block 2 BB satellites is contingent on a number of factors including satisfactory and timely completion of the assembly and testing of the Block 2 BB satellites, readiness of the launch vehicle, logistics and other factors, many of which are beyond our control.

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

We are accelerating our procurement and production of Block 2 BB satellites in alignment with our launch campaign. Supplier agreements and orders are in place for the procurement of materials and components needed, in accordance with our production plan, for the assembly, integration and testing of a large majority of the planned constellation of over 90 BB satellites.

Our manufacturing, assembly, and testing strategy for Block 2 BB satellites includes continuous production and assembly of various components and subsystems for economies of scale, cost efficiencies, and unlocking capacity constraints, to build sufficient quantity of components and subsystems readily available on hand to be able to complete the final integration and testing of the required number of Block 2 BB satellites closer to the planned launch timelines. We have completed our planned investments to increase the capacity to assemble, integrate, and test up to six Block 2 BB satellites per month. As the planned capacity has been achieved, we continue to accelerate our manufacturing, assembly, integration and testing to reach the production run rate of up to six Block 2 BB satellites per month to meet our planned launches in 2026. As of the date of this Quarterly Report, we have completed fully assembled microns for up to 33 BB satellites which include the BB satellites shipped or launched. BB8 to BB33 are in various stages of production and integration including certain satellites in final pre-shipment quality review.

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

We are an early stage company and, as such, we are subject to all of the risks associated with early stage companies. Please refer to Risk Factors contained in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

While the tariffs imposed on certain supply chain products manufactured in several jurisdictions have not had a material impact to our operations, the U.S. government may in the future announce, reimpose or increase these tariffs or expand them to other jurisdictions which may have a material impact to our technology development efforts or results of our operations. Our operations in Israel constitute approximately 1% of our consolidated total assets and approximately 7% of our consolidated total operating expenses. To date, our operations in Israel have not been materially impacted by the geopolitical conflict in the Middle East. We currently do not expect potential interruptions to our operations in Israel to have a material impact on the Company.

Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to execute on our strategy. We believe that our future results of operations could differ materially from the historical results of operations as we initiate the limited, noncontinuous SpaceMobile Service in certain targeted geographical markets, complete the deployment of the planned constellation, complete the development and introduction of the next generation of satellites, secure additional contracts with the U.S. government or its prime contractors for non-commercial use of our BB satellites, enter into commercial arrangements with additional MNOs including contracts to sell gateway equipment, software and related services, close our proposed transaction with Ligado and related financing, and recognize the asset write-off of the Block 2 BB7 satellite.

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

Interest Expense

Interest expense primarily consists of cash interest payments and amortization of debt issuance costs associated with our debt arrangements and amortization of the Sound Point Credit Facility commitment fee.

Interest Income

Interest income consists of interest earned on cash and cash equivalents held in interest bearing demand deposit accounts and money market accounts and on our loan receivable from SatCo.

Other (Expense) Income, Net

Other income (expense), net primarily consists of non-operating expense and income, including induced conversion expense related to the repurchase of a portion of the 2032 4.25% Convertible Notes and the 2032 2.375% Convertible Notes and foreign exchange gains or losses.

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

Noncontrolling Interest

Noncontrolling interest primarily represents the equity interest in AST LLC held by members other than us. We attribute a portion of net income or loss generated at AST LLC to the noncontrolling interest based on their ownership interests. As of March 31, 2026 and December 31, 2025, the noncontrolling interest in AST LLC was approximately 23.1% and 23.9%, respectively. The decrease in noncontrolling interest percentage during the three months ended March 31, 2026 was a result of the issuance of Class A Common Stock in connection with the repurchase of a portion of the 2032 4.25% Convertible Notes and 2032 2.375% Convertible Notes, payment for a portion of the L-band Annual Payment and the Crown Castle Annual Payment in shares, issuance of Class A Common Stock under the October 2025 Sales Agreement, exercises of the Private Placement Warrants and Penny Warrants, redemptions of AST LLC Common Units in exchange for Class A Common Stock, exercises of options and vesting of restricted stock units.

Results of Operations

We report our results of operations under one operating segment. The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands), and the discussion that follows compares the three months ended March 31, 2026 to the three months ended March 31, 2025.

	For the Three Months Ended March 31,
	(unaudited)
	2026	2025	$ Change	% Change
Revenues:
Products revenues	$13,406	$375	$13,031	*	%
Services revenues	1,329	343	986	*	%
Total revenues	14,735	718	14,017	*	%

Operating expenses:
Cost of revenues (exclusive of items shown separately below)
Cost of revenues - products	11,063	-	11,063	*	%
Cost of revenues - services	586	-	586	*	%
Engineering services costs	84,097	27,204	56,893	*	%
General and administrative costs	43,657	18,384	25,273	*	%
Research and development costs	7,129	7,135	(6)	*	%
Depreciation and amortization	17,615	10,958	6,657	61%
Total operating expenses	164,147	63,681	100,466	*	%

Other (expense) income:
Loss on remeasurement of warrant liabilities	(1,174)	(3,206)	2,032	(63)%
Interest expense	(24,278)	(4,736)	(19,542)	*	%
Interest income	26,998	8,196	18,802	*	%
Other (expense) income, net	(100,546)	(751)	(99,795)	*	%
Total other (expense) income, net	(99,000)	(497)	(98,503)	*	%

Loss before income tax expense	(248,412)	(63,460)	(184,952)	*	%
Income tax expense	(1,169)	(168)	(1,001)	*	%
Net loss before allocation to noncontrolling interest	(249,581)	(63,628)	(185,953)	*	%

Net loss attributable to noncontrolling interest	(58,569)	(17,922)	(40,647)	*	%
Net loss attributable to common stockholders	$(191,012)	$(45,706)	$(145,306)	*	%

* Percentage greater than or equal to 100 or not meaningful

Products Revenues

Products revenues of $13.4 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively, were primarily attributable to sales of gateway equipment and software to MNOs.

Services Revenues

Services revenues of $1.3 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively, were primarily attributable to the completion of performance obligations under agreements with the U.S. government either directly as a prime contractor or indirectly through prime contractors.

Cost of Revenues - Products

Cost of product revenues of $11.1 million for the three months ended March 31, 2026 was primarily attributable to cost of gateway equipment and software. We did not separately present cost of revenues for gateway equipment sold for three months ended March 31, 2025.

Cost of Revenues - Services

Cost of service revenues of $0.6 million for the three months ended March 31, 2026 was primarily attributable to labor costs and sales commissions in provision of services. We did not separately present cost of service revenues for three months ended March 31, 2025.

Engineering Services Costs

Total engineering services costs increased by $56.9 million to $84.1 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was attributable to a $43.4 million increase in payroll and employee related costs driven by an increase in headcount and higher stock-based compensation expenses, a $6.8 million increase in consultants and professional fees, a $5.5 million increase in third-party engineering activities, equipment, and other overhead, including facilities costs, and a $1.2 million increase in travel expenses and other costs.

General and Administrative Costs

Total general and administrative costs increased by $25.3 million to $43.7 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was attributable to a $17.2 million increase in payroll and employee related costs driven by an increase in headcount and higher stock-based compensation expenses, a $3.5 million increase in legal costs largely driven by our Spectrum Usage Rights Transaction and regulatory initiatives, a $1.3 million increase in consulting and other professional services, a $1.2 million increase in office and facilities expenses, and a $2.1 million increase in other expenses.

Research and Development Costs

Total R&D costs increased by less than $0.1 million to $7.1 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase in R&D costs was primarily attributable to the development and design of the Block 2 BB satellites beyond BB7.

Depreciation and Amortization

Total depreciation and amortization expense increased by $6.7 million, or 61%, to $17.6 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily attributable to higher depreciation expense associated with lab, assembly, and integration equipment.

Loss on Remeasurement of Warrant Liabilities

The fair value adjustment for Private Placement Warrants outstanding at March 31, 2026 resulted in a loss of $1.2 million for the three months ended March 31, 2026 as compared to a loss of $3.2 million for the three months ended March 31, 2025. The losses in the current period and in the prior year period were largely driven by increases in our share price which increased the fair value of warrant liabilities.

Interest Expense

Interest expense increased by $19.5 million to $24.3 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was largely due to an increase in interest expense recognized on new borrowings following March 31, 2025 that included the 2032 2.375% Convertible Notes, the 2036 2.00% Convertible Notes, the 2036 2.25% Convertible Notes, the UBS Bridge Financing Loan, and the Trinity Capital Equipment Loan, partially offset by decreases in interest expense recognized on the 2034 Convertible Notes, which we converted into shares of our Class A Common Stock on January 22, 2025.

Interest Income

Interest income increased by $18.8 million to $27.0 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was driven by a higher cash and cash equivalents balance held in interest bearing short-term money market funds.

Other (Expense) Income, Net

Other expense, net was $100.5 million for the three months ended March 31, 2026, as compared to $0.8 million for the three months ended March 31, 2025. The approximately $99.7 million increase in other expense, net was primarily due to an approximately $89.8 million induced conversion expense related to repurchases of a portion of our 2032 4.25% Convertible Notes and 2032 2.375% Convertible Notes, a $4.9 million increase in loss from our equity method investment, a $2.5 million increase in finance charges and other borrowing related fees, and a $2.5 million increase in other charges.

Income Tax Expense

The provision for income taxes was $1.2 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. The consolidated effective tax rate for the three months ended March 31, 2026 and March 31, 2025 was (0.47%) and (0.26)%, respectively. Refer to Note 11 Income Taxes in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $58.6 million for the three months ended March 31, 2026 as compared to $17.9 million in the three months ended March 31, 2025. This increase in net loss attributable to noncontrolling interest was due to an increase in net loss generated at AST LLC, partially offset by a decrease in noncontrolling interest’s ownership percentage in AST LLC.

Liquidity and Capital Resources

Our current sources of liquidity are cash and cash equivalents on hand. As of March 31, 2026, we had approximately $3,458.9 million of cash and cash equivalents and restricted cash on hand, including $429.3 million of restricted cash. We believe our cash and cash equivalents on hand will be sufficient to meet our current working capital needs, planned operating expenses and capital expenditures for a period of the next 12 months from the date of this Quarterly Report.

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

Commitments

During the three months ended March 31, 2026, there were no material changes in the contractual minimum principal and interest payments required on all of our outstanding debt and operating leases described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, other than issuance of the 2036 2.25% Convertible Notes, repurchase of a portion of the 2032 4.25% Convertible Notes and the 2032 2.375% Convertible Notes, and repayment of the two Prosperity loans and as described below.

As of March 31, 2026, we had contractual commitments with third parties in the aggregate amount of approximately $540.0 - $560.0 million primarily related to R&D programs, operational services, capital improvements and procurement of BB satellite components needed, in accordance with our production plan, for the assembly, integration and testing necessary to complete the planned constellation of over 90 satellites. We have various rights to adjust the quantity of satellite components on the purchase orders and/or change the delivery timelines in accordance with our ongoing business plan. We also have rights to terminate these agreements in accordance with the terms of the agreements and potentially incur a termination fee in certain cases. In addition, we have launch agreements under which payments are due at scheduled milestones over the duration of the agreements. We have contractual rights to cancel these launches or terminate the related agreements at any time by paying a termination fee, and in certain cases without incurring a termination fee, and any excess payments made to the launch providers for these launches will be refunded to us. As of March 31, 2026, the minimum commitments related to future launches are approximately $200.0 - $250.0 million.

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

On March 22, 2025, pursuant to the Strategic Collaboration Term Sheet, we, AST LLC, Spectrum USA I, LLC, a subsidiary of AST LLC (“SpectrumCo”) and Ligado entered into certain definitive agreements that, among other things, provided for (1) a $550.0 million contingent payment from us to Ligado, (2) SpectrumCo’s obligation to make spectrum access usage payments of at least $80.0 million annually (“L-band Annual Payment”) (with the option to pay the excess of the amount owed by Ligado to utilize the L-band spectrum in our Class A Common Stock for the first three years), and revenue share payments in exchange for the right to use up to 40 MHz of the L-band spectrum, (3) our obligation to pay a usage fee amount due in cash (plus a 30% premium with respect to each such payment payable in our Class A Common Stock or cash at our discretion) (the “Crown Castle Annual Payment”) for the right to use the up to 5 MHz of the 1670-1675 MHz Spectrum, and (4) issuance of 4,714,226 penny warrants (“Penny Warrants”) on March 22, 2025 to Ligado, which were fully exercised for shares of our Class A Common Stock at an exercise price per share equal to $0.01 per share in the first quarter of 2026.

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

Our obligation to make the L-band Annual Payment to Ligado began on June 23, 2025, and we have also commenced paying the Crown Castle Annual Payment. The total of the L-band Annual Payment and the Crown Castle Annual Payment payable by us that we have the option to pay in shares of our Class A Common Stock aggregates to approximately $85.4 million as of March 31, 2026.

Settlement Term Sheet

On June 13, 2025, we announced a Settlement Term Sheet (the “Term Sheet”) among various parties including us, Ligado, Viasat, Inc. and Inmarsat. Pursuant to the Term Sheet, as long as Ligado’s Chapter 11 plan is confirmed and as long as the financial sponsors of Ligado provide a backstop commitment to Ligado that is acceptable to us, in support of a full refund of payments by Ligado in the event applicable regulatory approvals are not obtained and the closing does not occur (the “Backstop Commitment”), we agreed that, with respect to the $550.0 million otherwise owed to Ligado in connection with the Spectrum Usage Rights Transaction, we would pay $420.0 million to Ligado for the benefit of Inmarsat on October 31, 2025, $100.0 million to Ligado for the benefit of Inmarsat on March 31, 2026 and $15.0 million to Ligado for the benefit of Inmarsat on receipt of specified regulatory approvals and the closing of the Spectrum Usage Rights Transaction. The remaining $15.0 million would be paid to Ligado at closing. On October 31, 2025 we made the first $420.0 million payment to Ligado for the benefit of Inmarsat. On or about March 31, 2026, we made the $100.0 million payment in accordance with the Term Sheet. Per the Term Sheet, the funds were intended to be for the benefit of Inmarsat and paid over to Inmarsat. However, by order of the Bankruptcy Court dated April 2, 2026, the $100.0 million payment has been placed in escrow. Distribution of these funds following their release from escrow is subject to further order of the Bankruptcy Court. The Backstop Commitment provided by Ligado’s financial sponsors has been memorialized in an amendment to Ligado’s debtor in possession financing arrangements and has been approved by the Bankruptcy Court. The funds under the $520.0 million Backstop Commitment will be available to be drawn by Ligado only in the event the applicable regulatory approvals are not obtained in accordance with the definitive documents between us and Ligado, and is subject to the satisfaction of certain other limited conditions. The proceeds of the Backstop Commitment can only be used to refund us for the amount that we paid to Ligado for the benefit of Inmarsat prior to receipt of the applicable regulatory approvals.

Sound Point Credit Facility

To support consideration payments in connection with the Ligado Transaction, on July 15, 2025 (the “Credit Facility Closing Date”), SpectrumCo entered into a credit agreement (the “Sound Point Credit Agreement”) with Sound Point Agency LLC, as administrative agent and collateral agent, and the lenders from time to time party thereto. SpectrumCo has not yet drawn any funds under the Sound Point Credit Agreement. The Sound Point Credit Agreement provides for a non-recourse senior-secured delayed-draw term loan facility (the “Sound Point Credit Facility”) in an aggregate principal amount of $550.0 million (“Loan Amount”). The Sound Point Credit Facility will be available to SpectrumCo to draw until October 5, 2026 with an option to extend for an additional 180 days (“Availability Period”) subject to payment of an additional 1% fee on the Loan Amount. The Sound Point Credit Facility will be available to SpectrumCo upon the satisfaction of certain conditions, including, among others, (i) entry into security documents and other related documents, (ii) receipt of all required regulatory and FCC approvals relating to the Spectrum Usage Rights Transaction, (iii) confirmation and occurrence of certain bankruptcy-related events pertaining to Ligado and (iv) certain other customary conditions to funding. The Sound Point Credit Facility will be secured by substantially all of the assets of SpectrumCo and the newly formed subsidiary that will purchase and collect the receivables associated with the revenues generated from use of the L-band spectrum (“RevenueCo”). RevenueCo will also act as a guarantor under the Sound Point Credit Facility. SpectrumCo’s assets are not available to satisfy the claims of creditors of us or AST LLC. Neither we nor AST LLC will be liable as a borrower or guarantor or otherwise for any payments owing in connection with the Sound Point Credit Facility, and the lenders’ recourse to the assets of AST LLC will be limited to AST LLC’s equity interests both in SpectrumCo and in RevenueCo.

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

Under the October 2025 Sales Agreement, we issued 874,045 shares of our Class A Common Stock during three months ended March 31, 2026 and received proceeds of $80.3 million, net of commissions paid to the agents and transaction costs. During the three months ended March 31, 2026, we paid commission of approximately $0.4 million to the agents with respect to such sales. Having utilized virtually the entire capacity of the October 2025 ATM Equity Program, we terminated the October 2025 ATM Equity Program on March 17, 2026. Proceeds from the sale of our Class A Common Stock under the October 2025 Sales Agreement were used for general corporate purposes.

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

On March 11, 2026, we repaid the principal amount, including accrued interest aggregating to approximately $4.2 million.

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

On March 11, 2026, we repaid the principal amount, including accrued interest aggregating to approximately $12.1 million.

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

On February 20, 2026 and February 23, 2026, we completed the repurchase of approximately $46.5 million of the outstanding principal amount of the 2032 4.25% Convertible Notes in separate, privately negotiated repurchase transactions with a limited number of note holders for an aggregate repurchase price of approximately $180.5 million. The repurchase was funded with the net proceeds from a registered direct offering of 1,862,741 shares of our Class A Common Stock to the same note holders participating in the note repurchase.

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

On February 20, 2026 and February 23, 2026, we completed the repurchase of $250.0 million of the outstanding principal amount of the 2032 2.375% Convertible Notes in separate, privately negotiated repurchase transactions with a limited number of note holders for an aggregate repurchase price of approximately $433.7 million, which included accrued and unpaid interest. The repurchase was funded with the net proceeds from a registered direct offering of 4,475,223 shares of our Class A Common Stock to the same note holders participating in the note repurchase.

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

2036 2.25% Convertible Notes

In February 2026, we issued $1,075.0 million aggregate principal amount of convertible senior notes due 2036 (the “2036 2.25% Convertible Notes”), including the exercise of the option by the initial purchasers to purchase an additional $75.0 million aggregate principal amount of the notes. The net proceeds of the 2036 2.25% Convertible Notes were $1,057.5 million after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. The net proceeds are expected to be used for general corporate purposes, including without limitation, accelerating the deployment of our controlled spectrum bands on a global basis, monetizing the capabilities of our proprietary technology to capture the evolving commercial opportunities related to artificial intelligence, enhancing investment in government space opportunities in the U.S., reducing higher interest debt, and pursuing opportunistic investments to accelerate our SpaceMobile Service and capabilities.

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

Commercial Prepayments

On May 23, 2024, AST LLC and Verizon entered into a Memorandum of Understanding which provides, among other things, that Verizon will make a $45.0 million commercial payment for prepaid service revenue, creditable against future service revenue of AST LLC, subject to us receiving certain regulatory approvals for our SpaceMobile Service and entry into a definitive commercial agreement. On October 8, 2025, we announced the signing of a definitive commercial agreement with Verizon. On April 22, 2026, we received certain regulatory approvals for our SpaceMobile Service. As of the date of this Quarterly Report, the $45.0 million commercial payment is due from Verizon.

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months ended March 31,
	(unaudited)
	2026	2025
Cash, cash equivalents and restricted cash	$3,458,864	$874,458
Cash used in operating activities	(48,058)	(28,546)
Cash used in investing activities	(379,263)	(120,456)
Cash provided by financing activities	1,105,334	455,865

Operating activities

Cash used in operating activities was $48.1 million for the three months ended March 31, 2026 as compared to cash used in operating activities of $28.5 million for the three months ended March 31, 2025. The $19.6 million increase in cash used in operating activities was attributable to an increase of $34.5 million in cash expenses to support operations, partially offset by a decrease of $14.9 million in working capital during the three months ended March 31, 2026.

Investing activities

Cash used in investing activities was $379.3 million for the three months ended March 31, 2026, as compared to cash used in investing activities of $120.5 million for the three months ended March 31, 2025. The $258.8 million increase in cash used in investing activities was attributable to an increase of $141.2 million in purchases of property and equipment, including procurement of BB satellite materials, advance payments made under launch contracts, advance payments made to procure BB satellite materials and other capital advances, a $100.0 million advance payment made in the Spectrum Usage Rights Transaction pursuant to the Term Sheet during the three months ended March 31, 2026, and $17.6 million consisting of the L-band Annual Payment, a revenue share payment, and the Crown Castle Annual Payment made during the three months ended March 31, 2026.

Financing activities

Cash provided by financing activities was $1,105.3 million and $455.9 million during the three months ended March 31, 2026 and 2025, respectively. The $649.4 million increase in cash provided by financing activities was attributable to an increase of $614.7 million in net proceeds from the issuance of debt, an increase of $639.7 million in net proceeds from issuance of equity, and a decrease of $44.5 million that was used in purchases of capped calls during the three months ended March 31, 2025. The increase was partially offset by an increase of $629.1 million in repayments of debt and an increase of $20.4 million used to settle equity awards under our stock-based compensation plans.

Funding Requirements

We believe our existing cash and cash equivalents as of March 31, 2026 will be sufficient to meet anticipated cash requirements for the next 12 months from the date hereof. However, our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend capital resources sooner than we expect.

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

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our unaudited condensed consolidated financial statements. For a discussion of our critical accounting policies, see “Critical Accounting Policies” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

On June 13, 2025, we announced the Term Sheet among various parties including us, Ligado, Viasat, Inc. and Inmarsat. Pursuant to the Term Sheet, as long as the financial sponsors of Ligado provide the Backstop Commitment to Ligado that is acceptable to us, in support of a full refund of payments by Ligado in the event applicable regulatory approvals are not obtained and the closing does not occur, we have agreed that, with respect to the $550.0 million otherwise owed to Ligado in connection with the Spectrum Usage Rights Transaction, we would pay $420.0 million to Ligado for the benefit of Inmarsat on October 31, 2025, $100.0 million to Ligado for the benefit of Inmarsat on March 31, 2026 and $15.0 million to Ligado for the benefit of Inmarsat on receipt of specified regulatory approvals and the closing of the Spectrum Usage Rights Transaction. The remaining $15.0 million would be payable to Ligado at the closing. On October 31, 2025, we made the first $420.0 million payment to Ligado for the benefit of Inmarsat. On or about March 31, 2026, we made the $100.0 million payment in accordance with the Term Sheet. Per the Term Sheet, the funds were intended to be for the benefit of Inmarsat and paid over to Inmarsat. However, by order of the Bankruptcy Court dated April 2, 2026, the $100.0 million payment has been placed in escrow. Distribution of these funds following their release from escrow is subject to further order of the Bankruptcy Court. As of the date of this Quarterly Report, the remaining payments under the Term Sheet constitute an off-balance sheet commitment, as the related payment obligations have not been made or are subject to closing of the Spectrum Usage Rights Transaction and, therefore, are not recognized in our unaudited condensed consolidated financial statements.

On June 23, 2025, the Bankruptcy Court approved the Spectrum Usage Rights Transaction contemplated in the Strategic Collaboration Term Sheet. On or about September 29, 2025, the Bankruptcy Court confirmed Ligado’s Chapter 11 plan. The closing of the Spectrum Usage Rights Transaction is still subject to receipt of satisfactory regulatory approvals required for the proposed use of the spectrum, as well as other closing conditions. AST LLC’s obligation to make the Crown Castle Annual Payment and SpectrumCo’s obligation to make the L-band Annual Payment each began on June 23, 2025. Refer to discussion under “Spectrum Usage Rights Transaction and Related Financing” in the “Liquidity and Capital Resources” section and Note 13 Spectrum Usage Rights and Related Financing for further details.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Our exposure to market risk has not changed materially from what we previously disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025 other than additional interest rate risk exposure from issuing the 2036 2.25% Convertible Notes as described below:

On February 17, 2026, we issued the 2036 2.25% Convertible Notes with an aggregate principal amount of $1,075.0 million, the full amount of which was outstanding as of March 31, 2026. We carry the 2036 2.25% Convertible Notes at face value less the unamortized debt issuance costs on our unaudited condensed consolidated balance sheets. The 2036 2.25% Convertible Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2036 2.25% Convertible Notes. The fair value of the 2036 2.25% Convertible Notes changes when the market price of our stock fluctuates or market interest rates change.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of March 31, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

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

Item 1A. Risk Factors.

As of March 31, 2026, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 10, 2026, the Company sold 61,987 shares of its Class A Common Stock in a subscription agreement to Telus Communications Holdings (U.S.) Inc. at approximately $80.66 per share for an approximate dollar value of $4,999,985. The foregoing shares were issued in a transaction not involving a public offering in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The purchaser had access to information about the Company and represented that it acquired the shares for its own account and not for the purpose of distribution. The certificate for the shares contains a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

In the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

4.1

Indenture, dated as of February 17, 2026, by and between AST SpaceMobile, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2026).

4.2

Form of Global Note, representing AST SpaceMobile, Inc.’s 2.25% Convertible Senior Notes due 2036 (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2026).

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

AST SPACEMOBILE, INC.

Date: May 11, 2026	By:	/s/ Abel Avellan
	Name:	Abel Avellan
	Title:	Chairman and Chief Executive Officer
Principal Executive Officer

Date: May 11, 2026	By:	/s/ Andrew M. Johnson
	Name:	Andrew M. Johnson
	Title:	Chief Financial Officer and Chief Legal Officer
Principal Financial Officer