Form 10-Q
period 2026-06-30
AST SpaceMobile, Inc.
filed 2026-08-10
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026 there were 299,789,305 shares of Class A common stock, $0.0001 par value, 11,215,111 shares of Class B common stock, $0.0001 par value, and 78,163,078 shares of Class C common stock, $0.0001 par value, issued and outstanding.

AST SPACEMOBILE, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	As of
	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$2,288,253	$2,335,683
Restricted cash	6,181	877
Accounts receivable, net (includes related party accounts receivable of $4,370 and $2,091 at June 30, 2026 and December 31, 2025, respectively)	79,297	37,726
Inventory	28,417	12,007
Prepaid expenses	16,729	11,955
Other current assets	74,743	60,264
Total current assets	2,493,620	2,458,512

Non-current assets:
Restricted cash	428,400	443,400
Property and equipment, net	2,069,336	1,398,761
Intangible assets, net	298,724	245,093
Operating lease right-of-use assets, net	21,224	19,420
Other non-current assets (includes related party loan receivable of $18,785 and $18,187 at June 30, 2026 and December 31, 2025, respectively)	543,581	449,201
TOTAL ASSETS	$5,854,885	$5,014,387

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$60,615	$46,763
Accrued expenses and other current liabilities	103,340	69,246
Current contract liabilities	14,840	19,887
Current operating lease liabilities	3,749	2,449
Current portion of long-term debt	8,494	11,999
Total current liabilities	191,038	150,344

Non-current liabilities:
Warrant liabilities	-	7,471
Non-current operating lease liabilities	18,066	17,479
Non-current contract liabilities	252,093	207,093
Long-term debt, net	2,963,422	2,207,583
Other non-current liabilities	32,688	32,092
Total liabilities	3,457,307	2,622,062

Commitments and contingencies (Note 8)

Stockholders' Equity:
Class A Common Stock, $0.0001 par value; 800,000,000 shares authorized; 299,731,073 and 285,449,911 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	27	27
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized; 11,215,111 and 11,227,292 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	3	4
Class C Common Stock, $0.0001 par value; 125,000,000 shares authorized; 78,163,078 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	8	8
Additional paid-in capital	3,146,053	2,671,770
Accumulated other comprehensive income	1,532	1,351
Accumulated deficit	(1,253,606)	(831,685)
Noncontrolling interest	503,561	550,850
Total stockholders' equity	2,397,578	2,392,325

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,854,885	$5,014,387

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2026	2025	2026	2025

Revenues:
Products revenues (includes related party revenues of $1,918 and $0 for the three months ended June 30, 2026 and June 30, 2025, respectively, and $9,770 and $0 for the six months ended June 30, 2026 and June 30, 2025, respectively)	$24,428	$50	$37,834	$425
Services revenues	7,092	1,106	8,421	1,449
Total revenues	31,520	1,156	46,255	1,874

Operating expenses:
Cost of revenues (exclusive of items shown separately below)
Cost of revenues - products (includes related party cost of revenues of $1,741 and $0 for the three months ended June 30, 2026 and 2025, respectively, and $6,611 and $0 for the six months ended June 30, 2026 and June 30, 2025, respectively)	22,402	-	33,465	-
Cost of revenues - services	1,165	-	1,751	-
Engineering services costs	87,286	28,598	171,384	55,802
General and administrative costs	63,901	27,242	107,558	45,626
Research and development costs	7,768	6,393	14,896	13,528
Depreciation and amortization	20,664	11,720	38,279	22,678
Loss on involuntary conversion	125,911	-	125,911	-
Total operating expenses	329,097	73,953	493,244	137,634

Other (expense) income:
Loss on remeasurement of warrant liabilities	-	(65,032)	(1,174)	(68,238)
Interest expense	(26,077)	(5,657)	(50,355)	(10,393)
Interest income	27,700	8,017	54,698	16,213
Other (expense) income, net	(2,852)	308	(103,399)	(443)
Total other (expense) income, net	(1,229)	(62,364)	(100,230)	(62,861)

Loss before income tax expense	(298,806)	(135,161)	(547,219)	(198,621)
Income tax expense	(1,113)	(742)	(2,281)	(910)
Net loss before allocation to noncontrolling interest	(299,919)	(135,903)	(549,500)	(199,531)

Net loss attributable to noncontrolling interest	(69,010)	(36,509)	(127,579)	(54,431)
Net loss attributable to common stockholders	$(230,909)	$(99,394)	$(421,921)	$(145,100)
Net loss per share attributable to holders of Class A Common Stock
Basic and diluted	$(0.77)	$(0.41)	$(1.43)	$(0.62)
Weighted-average number of shares
Basic and diluted	299,061,662	241,985,507	294,898,761	233,101,209

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(Dollars in thousands)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2026	2025	2026	2025

Net loss before allocation to noncontrolling interest	$(299,919)	$(135,903)	$(549,500)	$(199,531)
Other comprehensive income
Foreign currency translation adjustments	555	1,396	183	1,777
Total other comprehensive income	555	1,396	183	1,777
Total comprehensive loss before allocation to noncontrolling interest	(299,364)	(134,507)	(549,317)	(197,754)
Comprehensive loss attributable to noncontrolling interest	(68,882)	(36,123)	(127,577)	(53,938)
Comprehensive loss attributable to common stockholders	$(230,482)	$(98,384)	$(421,740)	$(143,816)

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance, March 31, 2026	298,454,029	$27	11,215,111	$3	78,163,078	$8	$3,100,929	$1,105	$(1,022,697)	$581,453	$2,660,828
Stock-based compensation	-	-	-	-	-	-	67,547	-	-	-	67,547
Issuance of common stock, net of issuance costs	61,987	-	-	-	-	-	3,940	-	-	1,060	5,000
Issuance of equity under employee stock plan	208,881	-	-	-	-	-	924	-	-	994	1,918
Issuance of equity to acquire spectrum priority rights and pay spectrum usage fees	-	-	-	-	-	-	2,776	-	-	828	3,604
Vesting of restricted stock units	768,605	-	-	-	-	-	(31,408)	-	-	(10,547)	(41,955)
Redemption of AST LLC Common Units for Class A Common Stock	237,571	-	-	-	-	-	1,345	-	-	(1,345)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	427	-	128	555
Net loss	-	-	-	-	-	-	-	-	(230,909)	(69,010)	(299,919)
Balance, June 30, 2026	299,731,073	$27	11,215,111	$3	78,163,078	$8	$3,146,053	$1,532	$(1,253,606)	$503,561	$2,397,578

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance, December 31, 2025	285,449,911	$27	11,227,292	$4	78,163,078	$8	$2,671,770	$1,351	$(831,685)	$550,850	$2,392,325
Stock-based compensation	-	-	-	-	-	-	122,900	-	-	-	122,900
Issuance of common stock, net of issuance costs	936,032	-	-	-	-	-	67,004	-	-	18,261	85,265
Issuance of equity under employee stock plan	452,723	-	-	-	-	-	2,381	-	-	2,037	4,418
Issuance of equity to acquire spectrum priority rights and pay spectrum usage fees	-	-	-	-	-	-	10,914	-	-	3,266	14,180
Vesting of restricted stock units	1,321,975	-	-	-	-	-	(45,948)	-	-	(16,077)	(62,025)
2032 4.25% Convertible Notes settlement	1,862,741	-	-	-	-	-	45,651	-	-	10,884	56,535
2032 2.375% Convertible Notes settlement	4,475,223	-	-	-	-	-	262,151	-	-	62,501	324,652
Warrant exercise	4,823,170	-	-	-	-	-	6,792	-	-	1,853	8,645
Redemption of AST LLC Common Units for Class A Common Stock	409,298	-	(12,181)	(1)	-	-	2,438	-	-	(2,437)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	181	-	2	183
Net loss	-	-	-	-	-	-	-	-	(421,921)	(127,579)	(549,500)
Balance, June 30, 2026	299,731,073	$27	11,215,111	$3	78,163,078	$8	$3,146,053	$1,532	$(1,253,606)	$503,561	$2,397,578

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

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss before allocation to noncontrolling interest	$(549,500)	$(199,531)
Adjustments to reconcile net loss before noncontrolling interest to cash used in operating activities:
Depreciation and amortization	38,279	22,678
Amortization of debt issuance costs	4,235	721
Amortization of debt commitment fee	4,400	-
Loss on disposal of property and equipment	2,051	-
Induced conversion expense on convertible notes	88,654	-
Loss on remeasurement of warrant liabilities	1,174	68,238
Stock-based compensation	118,820	18,351
Non-cash interest expense	1,294	497
Non-cash interest income	(648)	-
Loss from equity method investment	6,862	-
Loss on involuntary conversion	125,911	-
Changes in operating assets and liabilities:
Accounts receivable	(41,571)	1,225
Prepaid expenses and other current assets	(8,598)	(2,939)
Inventory	(16,410)	(268)
Accounts payable and accrued expenses	45,552	20,675
Contract liabilities	39,952	1,086
Other assets and liabilities	(5,669)	(2,757)
Net cash used in operating activities	(145,212)	(72,024)

Cash flows from investing activities:
Purchase of property and equipment	(859,215)	(430,622)
Capital advances to Ligado	(100,000)	-
Purchase of spectrum intangibles	(42,103)	-
Insurance proceeds received from BB7 launch	21,595	-
Net cash used in investing activities	(979,723)	(430,622)

Cash flows from financing activities:
Proceeds from debt	1,060,608	473,498
Repayments of debt	(20,178)	(926)
Payment for debt issuance costs	(3,070)	(6,516)
Proceeds from issuance of common stock	85,723	462,776
Payments for third party equity issuance costs	(458)	(9,843)
Issuance of equity under employee stock plan	4,418	7,193
Employee taxes paid for stock-based compensation awards	(62,025)	(6,027)
Purchase of capped call transactions	-	(44,528)
Proceeds from share issuances to repurchase 2032 4.25% Convertible Notes	180,537	-
Payments for repurchase of 2032 4.25% Convertible Notes	(180,537)	-
Proceeds from share issuances to repurchase 2032 2.375% Convertible Notes	433,739	-
Payments for repurchase of 2032 2.375% Convertible Notes	(430,424)	-
Net cash provided by financing activities	1,068,333	875,627

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(524)	(1,115)

Net (decrease) increase in cash, cash equivalents and restricted cash	(57,126)	371,866
Cash, cash equivalents and restricted cash, beginning of period	2,779,960	567,534
Cash, cash equivalents and restricted cash, end of period	$2,722,834	$939,400

Supplemental disclosure of cash flow information:
Non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$2,786	$1,505
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$61,703	$22,155
Stock-based compensation capitalized in property and equipment	4,080	-
PIK interest paid through issuance of PIK notes	-	497
Deferred asset acquisition costs paid by issuance of penny warrants	-	121,156
Convertible notes settled by issuance of Class A Common Stock	-	139,620
Spectrum intangibles acquisition costs accrued or paid by issuance of shares	11,528	-
Settlement of warrant liabilities by issuing shares	8,645	-
Cash paid for:
Interest	$23,556	$813
Income taxes, net	2,109	1,323

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

1.
Organization and Nature of Operations

AST SpaceMobile, Inc., collectively with its subsidiaries (“SpaceMobile” or the “Company”) is currently designing, developing and manufacturing the constellation of BlueBird (“BB”) satellites and has begun launching its planned space-based Cellular Broadband network distributed through a constellation of low Earth orbit (“LEO”) satellites. Once deployed and operational, the BB satellites are designed to provide connectivity directly to off-the-shelf and unmodified devices at broadband speeds (the “SpaceMobile Service”), and be accessible for other applications for government use. The Company intends to offer the SpaceMobile Service to cellular subscribers and others through wholesale commercial agreements with cellular service providers. The Company also intends to leverage its patented technology, including large phased array and high power capability of its BB satellites, for a variety of applications in the government sector. The Company is headquartered in Texas where it operates satellite assembly, integration and testing (“AIT”) facilities. The Company also has engineering and development centers elsewhere in the United States, India and Scotland, and engineering, development and production centers in Spain and Israel. The Company’s global footprint was approximately 500,000 square feet as of June 30, 2026. The Company’s intellectual property (“IP”) portfolio is diverse, containing numerous and various innovations of the direct-to-device satellite ecosystem from space to Earth. The Company’s IP portfolio consists of 38 patent families worldwide. As of June 30, 2026, the Company has approximately 3,900 patent and patent pending claims worldwide, of which approximately 2,100 have been officially granted or allowed.

The Company launched five first generation commercial BB satellites (“Block 1 BB satellites”) on September 12, 2024. In October 2024, the Company completed the deployment of the phased array antennas and Q/V antennas in orbit and performed a series of monitoring tests and activities to confirm the successful initial operations of the Block 1 BB satellites. In January 2025, the Company successfully made the first SpaceMobile video call from space with Vodafone using standard unmodified 4G/5G smartphones. In February 2025, the Company completed the voice and video call tests on standard unmodified smartphones with AT&T and Verizon in the U.S. and also completed the tests for non-communication applications for the United States government. All five Block 1 BB satellites have participated in the tests at various stages. In April 2025, together with Rakuten Mobile, Inc., the Company successfully conducted a two-way broadband video call in front of a live audience using unmodified smartphones on the SpaceMobile network enabled by a Block 1 BB satellite in orbit today. On July 21, 2025, the Company and AT&T made the first-ever Voice over LTE (“VoLTE”) call and short message service over satellite using AT&T’s spectrum and core network with a standard unmodified cell phone. On October 2, 2025, together with Bell Canada, the Company achieved Canada’s first-ever space-based 4G VoLTE voice call, broadband data connection, and video streaming using standard unmodified smartphones. Using the Block 1 BB satellite, the Company has continued to conduct various successful testing with its partners, including the emergency communications tests, and have achieved 98.9 Mbps peak data speeds directly to a standard unmodified smartphone.

On December 23, 2025, the Company launched the first (“BB6”) of its next generation commercial BB satellites (“Block 2 BB satellites”), which was successfully deployed in February 2026. On April 19, 2026, during the New Glenn 3 mission, BB7 was placed into a lower than planned orbit by the upper stage of the launch vehicle. While the satellite separated from the launch vehicle and powered on, the altitude was too low to sustain operations with its on-board thruster technology and, as a result, BB7 was de-orbited. On June 17, 2026, the Company launched BB8, BB9, and BB10, which were successfully deployed in July 2026. On August 5, 2026, the Company successfully launched BB11, BB12, and BB13. The Block 2 BB satellites feature an up to approximately 2,400 square feet phased array, the largest phased array ever deployed in a LEO for commercial use, which is more than three times larger than the phased array of the Block 1 BB satellites and designed to deliver up to 10 times the bandwidth capacity of the Block 1 BB satellites. Since deployment, BB6 has been used for testing and optimizing the new and unique features associated with the largest phased array. The performance of the Block 2 BB satellites is driven by several breakthroughs in space-based architecture. The large antenna array allows the satellite to transmit and receive signals from standard handheld devices. Further, the large aperture enables precise beamforming, creating narrower, more focused coverage areas. This precision minimizes interference, maximizes network capacity and provides a consistent high-quality user experience for Cellular Broadband services, including voice, data and video.

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

The Company’s CODM is its Chairman and Chief Executive Officer. The Company has determined that it operates in one operating segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Consolidated net loss before allocation to noncontrolling interest is the reported measure of segment profit or loss and is the primary measure used by the CODM to assess segment performance and decide how to allocate resources. This measure is used to monitor operating results, compare actual performance to internal budgets and forecasts, evaluate performance relative to strategic objectives, and determine the level of operating and capital resources required. Consolidated net loss before allocation to noncontrolling interest is presented in the unaudited condensed consolidated statements of operations as revenues less total operating expenses and other segment items. For the three months ended June 30, 2026, other segment items primarily included interest income and expense and income taxes expense. For the six months ended June 30, 2026, other segment items also included induced conversion expense related to the repurchases of a portion of the 2032 4.25% Convertible Notes and the 2032 2.375% Convertible Notes. For the three and six months ended June 30, 2025, other segment items primarily included loss on remeasurement of warrant liabilities, interest income and expense, and income taxes expense. The measure of segment assets is reported on the accompanying unaudited condensed consolidated balance sheets as total assets.

Revenue Recognition

Revenue generated from sales of goods and services is recognized when a customer obtains control of promised goods or services in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). During the three and six months ended June 30, 2026, the Company recognized $24.4 million and $37.8 million of Products revenue from the sale of gateway equipment and related software to MNOs. During the three and six months ended June 30, 2025, the Company recognized $0.1 million and $0.4 million of Products revenue from the sale of gateway equipment to MNOs. These arrangements typically involve multiple performance obligations, which include hardware, software, and optional installation and support services. Revenue for hardware and software sales is recognized at a point in time when control transfers to the customer, which is generally upon delivery of the equipment and activation of the software. Revenue for installation and support services is generally recognized as services are performed.

During the three and six months ended June 30, 2026, the Company recognized $7.1 million and $8.4 million of Services revenue mainly from performance obligations completed under agreements with the U.S. government either directly as a prime contractor or indirectly through prime contractors. During the three and six months ended June 30, 2025, the Company recognized $1.1 million and $1.5 million of Services revenue mainly from performance obligations completed under agreements with prime contractors for U.S. government contracts. Under these arrangements, the Company has provided testing and other development services designed to enable future service capabilities. These contracts typically contain a single performance obligation and include a series of fixed-price milestones for which the Company has the right to invoice upon completion and customer acceptance. The Company recognizes revenue from these contracts over time when milestones are achieved and accepted by the customer, which reflects the pattern by which the Company satisfies its performance obligation through the transfer of service to the customer.

Additionally, the Company has definitive commercial agreements with MNOs to provide the SpaceMobile Service. These arrangements contain multiple performance obligations, including sale of gateway equipment hardware and software and a stand ready obligation to provide the SpaceMobile Service. Revenue for the SpaceMobile Service will be recognized over the life of the contract, beginning when the Company provides MNOs access to its satellite network. To date, the Company has not recognized any revenues from the SpaceMobile Service.

The Company defers revenue and recognizes contract liabilities in the event the performance obligations are not satisfied for which payment has been received. As of June 30, 2026 and December 31, 2025, $266.9 million and $227.0 million, respectively, of current and non-current contract liabilities were recorded for advance consideration received from customers for which the associated performance obligations were not yet satisfied. The increase in contract liabilities during the six months ended June 30, 2026 was primarily attributable to an advance payment due under a commercial service agreement. The amount of revenue recognized during the six months ended June 30, 2026 that was included in the contract liability balance at December 31, 2025 was approximately $5.1 million.

Revenue allocated to remaining performance obligations of existing contracts, which includes contract liabilities and amounts that will be invoiced and recognized as revenue in future periods, was approximately $1.2 billion as of June 30, 2026. These performance obligations include promises to transfer a combination of products and services, including deliveries of gateway equipment and related software and services, performance obligations to be completed under agreements with the U.S. government either directly or indirectly through prime contractors, and the SpaceMobile Service. The Company expects to recognize approximately 6.6% of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter. The Company’s contracts with MNOs to provide the SpaceMobile Service contain multiple performance obligations. Revenue allocated to the remaining SpaceMobile Service performance obligations does not include variable consideration that has not been included in the transaction price, specifically consideration from revenue sharing with MNOs based on revenue generated from end customers’ usage of the satellite services. That consideration is constrained due to the uncertainty about the amount of the consideration to be received, which may not be resolved for a period of time.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are reported net of an allowance for credit losses that are not expected to be recovered. The Company recognizes the allowance for credit losses at inception of sales and reassesses quarterly based on management’s expectation of the asset’s collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions. The Company elected the practical expedient, available as part of the early adoption of Accounting Standards Update (“ASU”) 2025-05 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, not to consider management’s expectations of conditions in the future for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The Company’s contractual payment terms with its customers generally range from 60 to 90 days. As of June 30, 2026, management evaluated the collectability of its accounts receivable portfolio and did not identify any material credit risk. The allowance for credit losses was immaterial for the three and six months ended June 30, 2026 and 2025.

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

3.
Fair Value Measurement

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,256,829	$-	$-
Total assets measured at fair value	$2,256,829	$-	$-

	As of December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,016,705	$-	$-
Total assets measured at fair value	$2,016,705	$-	$-

Liabilities:
Private placement warrant liability	-	-	7,471
Total liabilities measured at fair value	$-	$-	$7,471

As of June 30, 2026 and December 31, 2025, the Company had approximately $2.7 billion and $2.8 billion of cash and cash equivalents and restricted cash, respectively, of which approximately $2.3 billion and $2.0 billion, respectively, is classified as cash equivalents, which consisted primarily of short-term money market funds with original maturities of 90 days or less. As of June 30, 2026, non-current restricted cash of $428.4 million consisted of the cash collateral for the loan agreement, dated as of October 31, 2025, by and between BackstopCo, LLC, as borrower, and UBS AG, Stamford Branch, as lender (the “UBS Bridge Financing Loan”), and current restricted cash of $6.2 million consisted of cash collateral for a letter of credit guaranteeing a customs bond and deposits against the bank guaranty issued to the landlords for lease of properties. As of December 31, 2025, non-current restricted cash of $443.4 million consisted of $428.4 million cash collateral for the UBS Bridge Financing Loan and $15.0 million collateral for the capital equipment loan with Prosperity Bank, and current restricted cash of $0.9 million consisted of deposits against the bank guaranty issued to the landlords for lease of properties. For certain instruments, including cash, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

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

4.
Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2026	2025
Land	$1,925	$1,925
Buildings and building improvements	36,103	29,030
Leasehold improvements	24,560	15,241
Satellites in orbit	235,387	235,387
Lab, assembly, and integration equipment	139,643	95,332
Satellite antenna	7,227	7,224
Computer hardware and software	27,581	25,131
Other	2,822	1,999
Construction in progress
Satellite materials and advance payments, satellites under construction, and advance launch payments	1,724,085	1,122,027
Other construction in progress and capital advances	81,914	39,176
Total property and equipment, gross	$2,281,247	$1,572,472
Accumulated depreciation and amortization	(211,911)	(173,711)
Total property and equipment, net	$2,069,336	$1,398,761

Total depreciation and amortization expense for the three months ended June 30, 2026 and 2025 was approximately $20.7 million and $11.7 million, respectively. Total depreciation and amortization expense for the six months ended June 30, 2026 and 2025 was approximately $38.3 million and $22.7 million, respectively.

During the three and six months ended June 30, 2026, the Company recognized losses on disposal of property and equipment of $0.2 million and $2.1 million, respectively. During the three and six months ended June 30, 2025, the Company recognized losses on disposal of property and equipment of less than $0.1 million. The Company presented the losses in other (expense) income, net in the Company’s unaudited condensed consolidated statements of operations. These losses primarily relate to equipment retired from service and satellite materials removed from construction in progress as a result of design modifications and advances in manufacturing processes and technology.

On April 19, 2026, during the New Glenn 3 mission, the Company's Block 2 BB7 satellite was placed into a lower than planned orbit and, as a result, BB7 was de-orbited. The Company maintained launch insurance coverage for this launch that covered a portion of the satellite and launch costs and expects a replacement launch pursuant to the terms of the applicable contract with the launch provider. As of June 30, 2026, the Company had collected $21.6 million of insurance claims from the insurance providers and recorded $10.9 million of receivable for claims expected to be collected after quarter end within Other current assets on the unaudited condensed consolidated balance sheets. The total loss associated with this event net of the $32.5 million insurance recoveries was approximately $125.9 million.

5.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Salaries, wages and benefits	$16,972	$8,476
Property and equipment	26,973	23,635
Other professional services	15,460	6,435
Accrued interest expense	26,516	12,734
Accrued cost of acquiring intangible assets	2,989	5,639
Inventory received but not invoiced	5,868	3,977
Others	8,562	8,350
Total accrued expenses and other current liabilities	$103,340	$69,246

6.
Debt

Long-term debt consists of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
2032 4.25% Convertible Notes	$3,514	$50,000
2032 2.375% Convertible Notes	325,000	575,000
2036 2.00% Convertible Notes	1,150,000	1,150,000
2036 2.25% Convertible Notes	1,075,000	-
Prosperity Capital Equipment Loan	-	12,552
Prosperity Term Loan	-	4,242
Trinity Capital Equipment Loan(1)	48,638	52,641
UBS Bridge Financing Loan	420,000	420,000
Total debt	$3,022,152	$2,264,435
Less: current portion of long-term debt	(8,494)	(11,999)
Less: unamortized debt issuance costs(1)	(50,236)	(44,853)
Long-term debt, net of issuance costs	$2,963,422	$2,207,583

(1) Includes unamortized end of term payments of $3.4 million and $4.0 million as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026, the aggregate fair value of the Company’s debt was $3.5 billion, which included the fair value of the 2032 4.25% Convertible Notes of $12.6 million, the 2032 2.375% Convertible Notes of $512.8 million, the 2036 2.00% Convertible Notes of $1,338.7 million and the 2036 2.25% Convertible Notes of $1,154.6 million. As of December 31, 2025, the aggregate fair value of the Company’s debt was approximately $2.5 billion, which included the fair value of the 2032 4.25% Convertible Notes of $147.2 million, the 2032 2.375% Convertible Notes of $760.8 million, and the 2036 2.00% Convertible Notes of $1,156.7 million. The fair value of the 2032 4.25% Convertible Notes was determined based on recent observable market quote in an active market and rolled forward to the balance sheet date using significant inputs derived from, or corroborated by, observable market data (Level 2 inputs). The fair value of the 2032 2.375% Convertible Notes, the 2036 2.00% Convertible Notes, and the 2036 2.25% Convertible Notes were determined based on observable market quotes in an active market around period-end (Level 1 inputs). The fair value of remaining debt has been determined under the discounted cash flow method using significant inputs derived from, or corroborated by, observable market data (Level 2 inputs).

Debt discount and issuance costs are comprised of costs incurred in connection with debt issuance and are presented in the unaudited condensed consolidated balance sheets as a deduction to the carrying amount of the debt and amortized using the effective interest method to interest expense over the term of the debt. During the three and six months ended June 30, 2026, the Company recognized $23.6 million and $45.3 million of interest expense related to the debt noted above, respectively. The interest expense included amortization of debt issuance costs of $2.1 million and $4.2 million for the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, the Company recognized $5.7 million and $10.4 million of interest expense, respectively. The interest expense included amortization of debt issuance costs of $0.4 million and $0.7 million for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026, the Company was in compliance with all debt covenants requirements.

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

2034 1.625% Convertible Notes

On or about July 20, 2026, the Company issued $1,150.0 million aggregate principal amount of convertible senior notes due 2034 (the “2034 1.625% Convertible Notes”), including the exercise in full of the option granted to the initial purchasers to purchase up to $150.0 million aggregate principal amount of notes. The 2034 1.625% Convertible Notes are senior, unsecured obligations of the Company and bear interest at a fixed rate of 1.625% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2027. The 2034 1.625% Convertible Notes will mature on February 1, 2034, unless earlier converted or repurchased.

Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding November 1, 2033 only under the following conditions: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2026 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Class A Common Stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events as set forth in the Indenture. On or after November 1, 2033 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes, at any time, in integral multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing conditions. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of Class A Common Stock or a combination of cash and shares of Class A Common Stock, at the Company’s election. The Company may not redeem the notes prior to the maturity date, and no sinking fund is provided for the notes.

The initial conversion rate for the 2034 1.625% Convertible Notes is 12.5672 shares of Class A Common Stock per $1,000 principal amount of the notes, which represents an initial conversion price of approximately $79.57 per share of the Company’s Class A Common Stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, following certain corporate events that occur prior to the maturity date of the notes, the Company will, under certain circumstances, increase the conversion rate of the notes for a holder who elects to convert its notes in connection with such a corporate event.

The 2034 1.625% Convertible Notes include customary covenants and certain events of default after which the notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default after which the notes become automatically due and payable.

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

Other than as described above, there were no new debt issuances or significant changes related to the above listed debt during the six months ended June 30, 2026. See Note 7 Debt to the Company’s Consolidated Financial Statements included in its 2025 Annual Report on Form 10-K for additional information regarding the debt listed above.

7.
Warrant Liabilities

Warrant liabilities were comprised of Private Placement Warrants. Each Private Placement Warrant entitled the registered holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share and was exercisable on a cashless basis. Pursuant to the warrant agreement, a holder of Private Placement Warrants may exercise its warrants only for a whole number of shares of Class A Common Stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. The Private Placement Warrants expired on April 6, 2026, five years after the closing of the transactions contemplated by the Equity Purchase Agreement, dated as of December 15, 2020, by and among AST & Science LLC, New Providence Acquisition Corp., New Providence Management LLC, Abel Avellan, in his capacity as the AST Existing Equityholder Representative and the equityholders of AST LLC pursuant to its Fourth Amended and Restated Limited Liability Company Operating Agreement (the “Business Combination”), at 5:00 p.m., New York City time, or earlier upon liquidation.

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

No Private Placement Warrants were exercised during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2025, the Company recognized a loss of $65.0 million and $68.2 million, respectively, on the change in the fair value of the warrant liabilities in the unaudited condensed consolidated statements of operations.

8.
Commitments and Contingencies

Purchase Commitments

As of June 30, 2026, the Company has purchase commitments of approximately $775.0 - $795.0 million primarily related to research and development (“R&D”) programs, operational services, capital improvements and procurement of BB satellite components needed, in accordance with our production plan, for the assembly, integration and testing necessary to complete the planned constellation of over 90 BB satellites, gateway equipment, and other projects. None of these purchase commitments are considered unconditional purchase obligations as the Company has various rights to adjust the quantity of satellite components on the purchase orders and/or change the delivery timelines in accordance with its ongoing business plan. The Company also has rights to terminate certain purchase commitments and potentially incur a termination fee in certain cases. In addition, the Company has launch agreements under which payments are due at scheduled milestones over the duration of the agreements. The Company has contractual rights to cancel these launches or terminate the related agreements at any time by paying a termination fee, and in certain cases without incurring a termination fee, and any excess payments made to the launch providers for these launches will be refunded to the Company. As of June 30, 2026, the Company has made payments in excess of its minimum commitments related to future launches.

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

9.
Stockholders’ Equity

Class A Common Stock

As of June 30, 2026, there were 299,731,073 shares of Class A Common Stock issued and outstanding. Holders of Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 800,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class B Common Stock

As of June 30, 2026, there were 11,215,111 shares of Class B Common Stock issued and outstanding. Shares of Class B Common Stock were issued to then existing equity holders of AST LLC (other than Abel Avellan, the Company’s Chairman and Chief Executive Officer (“Mr. Avellan”)) at the time of the Business Combination and are noneconomic, but entitle the holder to one vote per share. The Company is authorized to issue 200,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.

The existing equity holders of AST LLC (other than Mr. Avellan) at the time of the Business Combination own economic interests in AST LLC which are redeemable into either shares of Class A Common Stock on a one-for-one basis or cash at the option of the Company. Upon redemption of the AST LLC Common Units by the existing equity holders (other than Mr. Avellan), a corresponding number of shares of Class B Common Stock held by such existing equity holders will be cancelled. No such redemptions of AST LLC Common Units occurred during the six months ended June 30, 2026.

Class C Common Stock

As of June 30, 2026, there were 78,163,078 shares of Class C Common Stock issued and outstanding. Shares of Class C Common Stock were issued to Mr. Avellan in connection with the Business Combination and are non-economic, but entitle the holder to the lesser of ten votes per share and the Class C Share Voting Amount, the latter of which is a number of votes per share equal to (1) (x) an amount of votes equal to 88.31% of the total voting power of the outstanding voting stock, minus (y) the total voting power of the outstanding capital stock (other than Class C Common Stock) owned or controlled by Mr. Avellan and his permitted transferees, divided by (2) the number of shares of Class C Common Stock then outstanding (the “Super-Voting Rights”). The Company is authorized to issue 125,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

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

Preferred Stock

As of June 30, 2026, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

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

As of June 30, 2026 and December 31, 2025, the noncontrolling interest in AST LLC was approximately 23.0% and 23.9%, respectively. The decrease in noncontrolling interest percentage during the six months ended June 30, 2026 was a result of the issuance of Class A Common Stock in connection with the repurchase of a portion of the 2032 4.25% Convertible Notes and the 2032 2.375% Convertible Notes, payment for a portion of the L-band Annual Payment and the Crown Castle Annual Payment (as defined below in Note 13 Spectrum Usage Rights and Related Financing) in shares, issuance of Class A Common Stock under the October 2025 Sales Agreement and in a subscription agreement, exercises of the Private Placement Warrants and Penny Warrants, redemptions of AST LLC Common Units in exchange for Class A Common Stock, exercises of options and vesting of restricted stock units and restricted stock.

October 2025 Equity Distribution Agreement

On October 7, 2025, the Company entered into an Equity Distribution Agreement (the “October 2025 Sales Agreement” or “October 2025 ATM Equity Program”) with B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Deutsche Bank Securities Inc., Roth Capital Partners, LLC, Scotia Capital (USA) Inc., UBS Securities LLC, William Blair & Company, L.L.C and Yorkville Securities, LLC (collectively, the “agents”) to sell shares of the Company’s Class A Common Stock having an aggregate sale price of up to $800.0 million through an “at the market offering” program under which the agents acted as sales agents. The sales of the shares made under the October 2025 Sales Agreement were to be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act. The agents’ sale of the Class A Common Stock was based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Under the October 2025 Sales Agreement, the agents were entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold.

Under the October 2025 Sales Agreement, the Company issued 874,045 shares of Class A Common Stock during the three months ended March 31, 2026 and received proceeds of $80.3 million, net of commissions paid to the agents and transaction costs. During the three months ended March 31, 2026, the Company paid commission of approximately $0.4 million to the agents with respect to such sales and incurred initial transaction costs of less than $0.1 million. Having utilized virtually the entire capacity of the October 2025 ATM Equity Program, the Company terminated the October 2025 ATM Equity Program on March 17, 2026.

July 2026 Capped Calls

On or about July 20, 2026, in connection with the issuance of the 2034 1.625% Convertible Notes, the Company entered into privately negotiated capped call transactions (the “July 2026 Capped Calls”) with certain of the initial purchasers of the 2034 1.625% Convertible Notes or their respective affiliates at a cost of approximately $111.4 million. The July 2026 Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A Common Stock underlying the 2034 1.625% Convertible Notes. The capped call transactions can be settled in cash or shares of Class A Common Stock at the Company’s option and are expected generally to reduce the potential dilution to the Class A Common Stock upon any conversion of the 2034 1.625% Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2034 1.625% Convertible Notes. The July 2026 Capped Calls have an initial strike price of approximately $79.57 per share and an initial cap price of $149.20 per share, which are subject to certain adjustments under the terms of the July 2026 Capped Calls.

10.
Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation, measured at the grant date based on the fair value of the award, is typically recognized ratably over the requisite services period, using the straight-line method of expense attribution. The Company recorded stock-based compensation expense in the following categories of its unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Engineering services	$30,120	$3,341	$69,329	$7,360
General and administrative costs	32,953	7,184	48,831	10,991
Cost of revenues - services	$394	$-	$660	$-
Total	$63,467	$10,525	$118,820	$18,351

During the three and six months ended June 30, 2026, share-based compensation expense capitalized to property and equipment, net was $4.1 million. There were no such costs capitalized during the three and six months ended June 30, 2025.

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

As of June 30, 2026, AST LLC was authorized to issue a total of 12,812,959 ordinary shares under a reserve set aside for equity awards. As of June 30, 2026, there were 4,283,302 options outstanding under the AST LLC Incentive Plan. Following the Business Combination on April 6, 2021, no further equity award grants were made under the AST LLC Incentive Plan.

The following table summarizes the Company’s option activity under the AST LLC Incentive Plan for the six months ended June 30, 2026:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2025	4,677,777	$1.04	3.72
Granted	-	-	-
Exercised	(394,475)	2.01	-
Cancelled or forfeited	-	-	-
Outstanding as of June 30, 2026	4,283,302	$0.95	3.21
Options exercisable as of June 30, 2026	3,527,445	$1.06	3.13
Vested and expected to vest as of June 30, 2026	3,527,445	$1.06	3.13

The following table summarizes the Company’s unvested option activity for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	755,857	$0.24
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested as of June 30, 2026	755,857	$0.24

Compensation cost related to options issued under the AST LLC Incentive Plan has been fully recognized except for performance-based options for which performance conditions were not deemed probable as of June 30, 2026.

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

Stock Options

As of June 30, 2026, there were 1,755,869 options outstanding under the 2020 Plan.

The following table summarizes the Company’s option activity under the 2020 Plan for the six months ended June 30, 2026:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2025	2,214,866	$9.20	7.11
Granted	-	-
Exercised	(446,108)	9.33
Cancelled or forfeited	(12,889)	12.04
Outstanding as of June 30, 2026	1,755,869	$8.95	6.59
Options exercisable as of June 30, 2026	1,344,028	$8.49	6.36
Vested and expected to vest as of June 30, 2026	1,755,869	$8.95	6.59

The following table summarizes the Company’s unvested option activity for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	689,593	$5.02
Granted	-	-
Vested	(265,594)	4.44
Forfeited	(12,158)	7.35
Unvested as of June 30, 2026	411,841	$5.33

As of June 30, 2026, total unrecognized compensation expense related to the unvested stock options under the 2020 Plan was $2.3 million, which is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock Units

As of June 30, 2026, there were 832,699 restricted stock units outstanding under the 2020 Plan.

The following table summarizes the Company’s unvested restricted stock unit activity for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	1,233,054	$12.30
Granted	-	-
Vested	(382,605)	7.01
Forfeited	(17,750)	9.52
Unvested as of June 30, 2026	832,699	$14.79

As of June 30, 2026, total unrecognized compensation expense related to the unvested restricted stock units under the 2020 Plan was $7.8 million, which is expected to be recognized over a weighted average period of 1.6 years.

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

Stock Options

As of June 30, 2026, there were 55,718 options outstanding under the 2024 Plan.

The following table summarizes the Company’s option activity under the 2024 Plan for the six months ended June 30, 2026:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2025	65,250	$24.65	9.01
Granted	-	-	-
Exercised	(6,615)	22.51	-
Cancelled or forfeited	(2,917)	22.51	-
Outstanding as of June 30, 2026	55,718	$25.00	8.53
Options exercisable as of June 30, 2026	16,215	$25.35	8.54
Vested and expected to vest as of June 30, 2026	55,718	$24.86	8.52

The following table summarizes the Company’s unvested option activity for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	55,086	$14.01
Granted	-	-
Vested	(12,666)	26.18
Forfeited	(2,917)	22.51
Unvested as of June 30, 2026	39,503	$9.48

There were no stock options granted under the 2024 Plan during the six months ended June 30, 2026. The weighted-average grant-date fair value of stock options granted under the 2024 Plan during the six months ended June 30, 2025 was $16.23.

At June 30, 2026, total unrecognized compensation expense related to the unvested stock options under the 2024 Plan was $0.5 million, which is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock Units and Restricted Stock

As of June 30, 2026, there were 8,084,112 restricted stock units and restricted stock outstanding under the 2024 Plan.

The following table summarizes the Company’s unvested restricted stock unit and restricted stock activity under the 2024 Plan for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	6,873,666	$43.16
Granted	3,808,207	85.35
Vested	(1,601,905)	49.80
Forfeited	(995,856)	61.48
Unvested as of June 30, 2026	8,084,112	$59.46

As of June 30, 2026, total unrecognized compensation expense related to the unvested service-based restricted stock units, restricted stock, and performance-based restricted stock units for which performance conditions were probable as of June 30, 2026 under the 2024 Plan was $289.8 million, which is expected to be recognized over a weighted average period of 2.4 years.

SpaceMobile 2020 Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”). The aggregate number of Common Stock shares that may be issued pursuant to rights granted under the ESPP is 2,000,000 shares. If any right granted under the ESPP shall for any reason terminate without having been exercised, the shares not purchased under such right shall again become available for issuance under the ESPP. As of June 30, 2026, the Company had not issued any awards under the ESPP.

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

The consolidated effective tax rate for the three and six months ended June 30, 2026 was (0.37%) and (0.42%), respectively, and the consolidated effective tax rate for the three and six months ended June 30, 2025 was (0.54%) and (0.45%), respectively. The difference between the federal statutory tax rate of 21% and the effective tax rate is primarily driven by the Company’s Up-C organizational structure and allocation of AST LLC results to noncontrolling interest holders and the valuation allowance recorded against the Company’s net deferred tax assets.

The Company recorded a net deferred tax asset for the difference between the book value and tax basis of the Company’s investment in AST LLC at the time of the Business Combination. The Company has assessed the realizability of their deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result, the Company has recorded a full valuation allowance against its deferred tax asset resulting from the Business Combination. As of June 30, 2026, there is a valuation allowance recorded against certain deferred tax assets. Management believes it is more likely than not that the remaining deferred tax assets will be fully realized. The foreign deferred tax assets are subject to foreign exchange risk, which could reduce the amount the Company may ultimately realize.

The Company had no uncertain tax positions as of June 30, 2026 and December 31, 2025.

In conjunction with the Business Combination, the Company also entered into the Tax Receivable Agreement (“TRA”) with AST LLC. Pursuant to the TRA, the Company is generally required to pay TRA holders (as defined in the TRA) (i) 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) existing tax basis of certain assets of AST LLC and its subsidiaries attributable to the AST LLC Common Units, (B) tax basis adjustments resulting from taxable exchanges of AST LLC Common Units acquired by the Company, (C) tax deductions in respect of portions of certain payments made under the TRA, and (D) certain tax attributes that are acquired directly or indirectly by the Company pursuant to a reorganization transaction. All such payments to the TRA holders (as defined in the TRA) are the obligations of the Company, and not those of AST LLC. As of June 30, 2026, there have been no TRA liabilities recorded.

12.
Net Loss per Share

Basic and diluted net loss per share attributable to the holders of Class A Common Stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares outstanding during the period.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock (in thousands, except share and per share data):

	For the Three Months ended June 30, 2026	For the Six Months ended June 30, 2026
Numerator
Net loss before allocation to noncontrolling interest	$(299,919)	$(549,500)
Net loss attributable to noncontrolling interest	(69,010)	(127,579)
Net loss attributable to common stockholders - basic and diluted	$(230,909)	$(421,921)
Denominator
Weighted-average number of shares - basic and diluted	299,061,662	294,898,761
Net loss per share attributable to holders of Class A Common Stock - basic and diluted	$(0.77)	$(1.43)

	For the Three Months ended June 30, 2025	For the Six Months ended June 30, 2025
Numerator
Net loss before allocation to noncontrolling interest	$(135,903)	$(199,531)
Net loss attributable to noncontrolling interest	(36,509)	(54,431)
Net loss attributable to common stockholders - basic and diluted	$(99,394)	$(145,100)
Denominator
Weighted-average number of shares of Class A Common Stock outstanding - basic and diluted	241,571,070	232,892,845
Weighted-average number of penny warrants - basic and diluted	414,437	208,364
Weighted-average number of shares - basic and diluted	241,985,507	233,101,209
Net loss per share attributable to holders of Class A Common Stock - basic and diluted	$(0.41)	$(0.62)

As of June 30, 2026, the Company excluded from the calculation of diluted earnings per share 11,215,111 shares of Class B Common Stock, 78,163,078 shares of Class C Common Stock, and 12,159,478 shares of Class A Common Stock that may be issued pursuant to awards outstanding under the AST LLC Incentive Plan, the 2020 Plan and the 2024 Plan that are service-based and performance-based for which the underlying performance conditions are probable, and 25,824,820 shares of Class A Common Stock issuable upon conversion of the 2032 4.25% Convertible Notes, the 2032 2.375% Convertible Notes, the 2036 2.00% Convertible Notes, and the 2036 2.25% Convertible Notes (on an as-converted basis) as their effect would have been to reduce the net loss per share. Therefore, the weighted-average number of shares of Class A Common Stock outstanding used to calculate both basic and diluted net loss per share of Class A Common Stock is the same.

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

On June 13, 2025, the Company announced a Settlement Term Sheet (the “Mediated Agreement”) among various parties including the Company, Ligado, Viasat, Inc. and Inmarsat Global Limited (“Inmarsat”). Pursuant to the Mediated Agreement, as long as Ligado’s Chapter 11 plan is confirmed and as long as the financial sponsors of Ligado provide a backstop commitment to Ligado that is acceptable to the Company, in support of a full refund of payments by Ligado in the event applicable regulatory approvals are not obtained and the closing does not occur (the “Backstop Commitment”), the Company agreed that, with respect to the $550.0 million otherwise owed to Ligado in connection with the Spectrum Usage Rights Transaction, the Company would pay $420.0 million to Ligado for the benefit of Inmarsat on October 31, 2025, $100.0 million to Ligado for the benefit of Inmarsat on March 31, 2026 and $15.0 million to Ligado for the benefit of Inmarsat on receipt of specified regulatory approvals and the closing of the Spectrum Usage Rights Transaction. The remaining $15.0 million would be payable to Ligado at the closing. On June 23, 2025, the Bankruptcy Court approved the transactions (the “Spectrum Usage Rights Transaction”) contemplated in the Strategic Collaboration Term Sheet. On or about September 29, 2025, the Bankruptcy Court confirmed Ligado’s Chapter 11 plan. On October 31, 2025, the Company made the $420.0 million payment to Ligado for the benefit of Inmarsat. On or about March 31, 2026, the Company made the $100.0 million payment in accordance with the Mediated Agreement. Per the Mediated Agreement, the funds were intended to be for the benefit of Inmarsat and paid over to Inmarsat. However, by order of the Bankruptcy Court dated April 2, 2026, the $100.0 million payment has been placed in escrow. Distribution of these funds following their release from escrow is subject to further order of the Bankruptcy Court. The Company presented the $520.0 million payments as capital advances to Ligado within Other non-current assets in the Company’s unaudited condensed consolidated balance sheets. The remaining obligations in the Mediated Agreement constitute an off-balance sheet commitment as of June 30, 2026 whose obligations were not recognized in the consolidated financial statements.

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

To support consideration payments in connection with the Spectrum Usage Rights Transaction, on July 15, 2025 (the “Credit Facility Closing Date”), SpectrumCo entered into a credit agreement (the “Sound Point Credit Agreement”) with Sound Point Agency LLC, as administrative agent and collateral agent, and the lenders from time to time party thereto. SpectrumCo has not yet drawn any funds under the Sound Point Credit Agreement. The Sound Point Credit Agreement provides for a non-recourse senior-secured delayed-draw term loan facility (“Sound Point Credit Facility”) in an aggregate principal amount of $550.0 million (“Loan Amount”). Subject to the satisfaction of certain conditions, the Sound Point Credit Facility will be available to SpectrumCo to draw until October 5, 2026 with an option to extend for an additional 180 days (“Availability Period”) subject to payment of an additional 1% fee on the Loan Amount. The Sound Point Credit Facility will be available to SpectrumCo upon the satisfaction of certain conditions, including, among others, (i) entry into security documents and other related documents, (ii) receipt of all required regulatory and Federal Communications Commission (“FCC”) approvals relating to the Spectrum Usage Rights Transaction, (iii) occurrence of certain bankruptcy-related events pertaining to Ligado and (iv) certain other customary conditions to funding. The Sound Point Credit Facility will be secured by substantially all of the assets of SpectrumCo and the newly formed subsidiary that will purchase and collect the receivables associated with the revenues generated from use of the L-band spectrum (“RevenueCo”). RevenueCo will also act as a guarantor under the Sound Point Credit Facility. SpectrumCo’s assets are not available to satisfy the claims of creditors of the Company or AST LLC. Neither the Company nor AST LLC will be liable as a borrower or guarantor or otherwise for any payments owing in connection with the Sound Point Credit Facility, and the lenders’ recourse to the assets of AST LLC will be limited to AST LLC’s equity interests both in SpectrumCo and in RevenueCo.

The Sound Point Credit Facility required SpectrumCo to pay a commitment fee equal to 2% of the Loan Amount, which SpectrumCo has fully paid. The Sound Point Credit Facility also includes a ticking fee equal to 0.15% of the Loan Amount payable on a monthly basis from the Credit Facility Closing Date to the date the Sound Point Credit Facility is drawn. If SpectrumCo terminates the Sound Point Credit Facility prior to the end of the Availability Period, SpectrumCo will be required to pay a termination fee, payable in cash or shares of the Company’s Class A Common Stock at SpectrumCo’s option, ranging from 1% to 5% of the Loan Amount depending on when SpectrumCo terminates the Sound Point Credit Facility. The Sound Point Credit Facility also requires SpectrumCo to pay an upfront fee equal to 3% of the Loan Amount that will become payable when SpectrumCo draws on the Sound Point Credit Facility (and will act as a reduction to proceeds received) and other fees, which became payable starting from the Credit Facility Closing Date. During the three and six months ended June 30, 2026, the Company recognized $2.2 million and $4.4 million, respectively, for the amortization of the commitment fee within Interest expense in the unaudited condensed consolidated statements of operations. The remaining unamortized commitment fee was presented within Other current assets in the unaudited condensed consolidated balance sheets.

In addition to the Sound Point Credit Agreement, which has not been drawn under, on October 31, 2025, BackstopCo entered into the UBS Loan Agreement with UBS AG, Stamford Branch, as lender. Refer to Note 7 Debt in the Company’s 2025 Annual Report on Form 10-K for more details.

As of June 30, 2026, the Company recorded $239.2 million of advanced consideration for the spectrum usage rights asset being acquired by the Company through the Spectrum Usage Rights Transaction within Intangible assets, net in the unaudited condensed consolidated balance sheets that consisted of $121.2 million representing the grant date fair value of the Penny Warrants issued to Ligado, $83.1 million in payments made or accrued towards the L-band Annual Payment and revenue share payments and $28.9 million in payments made towards the Crown Castle Annual Payment, and approximately $6.0 million of direct third-party transaction costs. The closing of the Spectrum Usage Rights Transaction is still subject to receipt of satisfactory regulatory approvals required for the proposed use of the spectrum, as well as other closing conditions.

14. Vodafone Joint Venture

On July 7, 2025, the Company and Vodafone entered into an agreement to create SatCo, a jointly-owned European satellite service business headquartered in Luxembourg, to exclusively distribute the Company’s broadband satellite services to MNOs in European markets. In addition, SatCo is expected to deploy a small network of earth stations that integrate with operators of existing 4G/5G terrestrial networks, providing backhaul links, as well as extended coverage across Europe from the anticipated satellite constellation in LEO. Upon formation of the joint venture, the Company contributed exclusive distribution rights at a determined fair value of approximately $23.5 million, as a non-cash consideration, in return for a $5.9 million equity investment in SatCo and a $17.6 million receivable from SatCo that carries an annual interest of 6.6%. The Company recognized interest income of $0.3 million and $0.6 million during the three and six months ended June 30, 2026, respectively. Both the equity investment and the accrued balance of the receivable are reported within Other non-current assets in the unaudited condensed consolidated balance sheets. The Company accounted for the difference between the fair value of the exclusive distribution rights and its cost basis as non-current contract liabilities which the Company expects to recognize over the exclusivity period commencing with the initiation of commercial services.

SatCo is a variable interest entity of which the Company is not a primary beneficiary, and the Company accounts for its investment using the equity method of accounting. During the three and six months ended June 30, 2026, the Company recognized a loss from equity method investment of $1.9 million and $5.3 million, respectively, for its proportional share of SatCo’s loss and reduced the carrying value of the equity method investment. The loss from equity method investment is reported within Other (expense) income, net in the unaudited condensed consolidated statements of operations. In addition, the Company recognized related party revenue of $1.9 million and $9.8 million from gateway equipment sales to SatCo for the three and six months ended June 30, 2026, respectively, and eliminated the intra-entity profit on such sale through an increase in loss from the equity method investment. As of June 30, 2026, the carrying value of the equity method investment went to zero as a result of recording losses against the balance. Additional losses were taken against the receivable balance.

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
•
the timing of the assembly, integration and testing as well as regulatory approvals for the launch and operation of our next generation of commercial BB satellites;
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
•
our ability to consummate the proposed strategic transaction with Ligado, including our ability to realize the anticipated benefits of our proposed transaction with Ligado and to satisfy the conditions to funding under the Sound Point Credit Agreement;
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

As of June 30, 2026, our IP portfolio consists of approximately 3,900 patent and patent pending claims worldwide, of which approximately 2,100 have been officially granted or allowed. This includes 38 patent families worldwide. Our patents have various terms expiring starting 2039. We are headquartered in Texas where we operate our satellite assembly, integration and testing (“AIT”) facilities. We also have engineering and development centers elsewhere in the United States, India and Scotland, and engineering, development and production centers in Spain and Israel. Our global footprint was approximately 500,000 square feet as of June 30, 2026.

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

We launched five Block 1 BB satellites on September 12, 2024. In October 2024, we completed the deployment of the communications phased array antennas and Q/V antennas in orbit and performed a series of monitoring tests and activities to confirm the successful initial operations of the Block 1 BB satellites. In January 2025, we successfully made the first SpaceMobile video call from space with Vodafone using standard unmodified smartphones. In February 2025, we completed the voice and video call tests on standard unmodified smartphones with AT&T and Verizon in the U.S. and also completed the tests for non-communication applications for the U.S. government. All five Block 1 BB satellites have participated in the tests at various stages. In April 2025, together with Rakuten Mobile, Inc., we successfully conducted a two-way broadband video call in front of a live audience using unmodified smartphones on the SpaceMobile network enabled by a Block 1 BB satellite in orbit today. On July 21, 2025, we and AT&T made the first-ever VoLTE call and short message service over satellite using AT&T’s spectrum and core network with a standard unmodified cell phone. On October 2, 2025, together with Bell Canada, we achieved Canada’s first-ever space-based 4G VoLTE voice call, broadband data connection, and video streaming using standard unmodified smartphones. Using our Block 1 BB satellite, we have continued to conduct various successful testing with our partners, including emergency communications tests, and have achieved 98.9 Mbps peak data speeds directly to a standard unmodified smartphone.

On December 23, 2025, we launched the first (“BB6”) of our next generation commercial BB satellites (“Block 2 BB satellites”), which was successfully deployed in February 2026. On April 19, 2026, BB7 was placed into a lower than planned orbit and, as a result, BB7 was de-orbited. In connection with the loss of BB7, we have received insurance recovery with respect to a portion of the total loss associated with this event and expect a replacement launch pursuant to the terms of the applicable contract with the launch provider. On June 17,

2026, we launched BB8, BB9, and BB10, which were successfully deployed in July 2026. On August 5, 2026, we successfully launched BB11, BB12, and BB13. The Block 2 BB satellites feature an up to approximately 2,400 square feet phased array, the largest phased array ever deployed in a LEO for commercial use, which is more than three times larger than the phased array of the Block 1 BB satellites and designed to deliver up to 10 times the bandwidth capacity of the Block 1 BB satellites. We believe the larger aperture array is expected to provide greater spectrum reuse, enhanced signal strength and increased capacity, thereby reducing the necessary number of satellites to achieve service coverage as compared to smaller apertures. Since deployment, BB6 has been used for testing and optimizing the new and unique features associated with the largest phased array.

The performance of the Block 2 BB satellites is driven by several breakthroughs in space-based architecture. The large antenna array allows the satellite to transmit and receive signals from standard handheld devices. Further, the large aperture enables precise beamforming, creating narrower, more focused coverage areas. This precision minimizes interference, maximizes network capacity and provides a consistent high-quality user experience for Cellular Broadband services, including voice, data and video. In addition, when we introduce our own AST5000 ASIC chip in the Block 2 BB satellites, we expect to achieve materially greater throughput capacity of up to 40 MHz per beam and up to 10,000 MHz of processing bandwidth per Block 2 BB satellite, require less power and offer a lower overall unit cost. We have reached a steady production stage of ASIC chips and secured supply to support our production of Block 2 BB satellites using our ASIC chips. In parallel to assembly, integration and testing of Block 2 BB satellites based on our ASIC chip, we expect to continue to assemble and launch Block 2 BB satellites based on FPGA chips.

We have entered into launch agreements with multiple launch service providers which will enable us to continue our planned launch campaign to launch over 60 Block 2 BB satellites. We have commenced our launch campaign with the launch of BB6 on December 23, 2025 and based on our current expectations regarding launch availability, we are targeting approximately 45 BB satellites in early 2027. The timing of launch of the Block 2 BB satellites is contingent on a number of factors including satisfactory and timely completion of the assembly and testing of the Block 2 BB satellites, readiness of the launch vehicle, logistics and other factors, many of which are beyond our control.

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

We plan to achieve noncontinuous SpaceMobile Service in the selected, targeted geographical markets with the launch and operation of a total of 25 BB satellites (five Block 1 BB satellites and 20 Block 2 BB satellites). We believe we can enable Continuous SpaceMobile Service coverage across key markets such as the United States, Europe, Japan and other strategic markets with the launch and operation of a total of approximately 45 to 60 BB satellites, and achieve Continuous SpaceMobile Service in all targeted geographical markets to meet our long term business goals with the launch and operation of a total of approximately 90 BB satellites. Continuous SpaceMobile Service means, with respect to a particular geographical market, close to 100% reliable persistent service across the geographical areas within certain latitudes and a substantially high degree of reliable persistent service across the remaining geographical areas outside the said latitudes. We anticipate launching and deploying additional satellites beyond the initial 90 satellites in order to enhance coverage and system capacity in response to incremental market demand. Our current plan is subject to numerous uncertainties, many of which are beyond our control, including satisfactory and timely completion of assembly and testing of the satellites, regulatory approvals, readiness of launch vehicles, availability of launch windows by the launch providers, logistics, our ability to raise additional capital for manufacturing of satellites and launch payments beyond the currently funded constellation size, proposed orbits and resulting satellite coverage, launch costs, ability to enter into agreements with MNOs and other factors. We may adopt a strategy for commercial launch of the SpaceMobile Service, including the nature and type of services offered and the geographic markets where we may launch such services, that may differ materially from our current plan.

We are accelerating our procurement and production of Block 2 BB satellites in alignment with our launch campaign. Supplier agreements and orders are in place for the procurement of materials and components needed, in accordance with our production plan, for the assembly, integration and testing of a large majority of the planned constellation of over 90 BB satellites.

Our manufacturing, assembly, and testing strategy for Block 2 BB satellites includes continuous production and assembly of various components and subsystems for economies of scale, cost efficiencies, and unlocking capacity constraints, to build sufficient quantity of components and subsystems readily available on hand to be able to complete the final integration and testing of the required number of Block 2 BB satellites closer to the planned launch timelines. We have completed our planned investments to increase the capacity to assemble, integrate, and test up to six Block 2 BB satellites per month. As the planned capacity has been achieved, we continue to accelerate our manufacturing, assembly, integration and testing to reach the production run rate of up to six Block 2 BB satellites per month to meet our planned launches in 2026 and 2027. As of the date of this Quarterly Report, we have completed fully assembled microns for up to 36 BB satellites which include the BB satellites shipped or launched. BB14 to BB46 are in various stages of production and integration including certain satellites in final pre-shipment quality review.

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

The SpaceMobile Service has not been launched and therefore has not yet generated any revenue. We continue to plan to utilize the initial BB satellites to initiate a limited, noncontinuous SpaceMobile Service in targeted geographical markets, including in the United States. We believe initiation of limited, noncontinuous SpaceMobile Service, as well as completing the milestones under the agreements with the U.S. government and prime contractors for the U.S. government, will help to demonstrate the advantages of our satellite-based Cellular Broadband service in the market. We have deployed and released many fixed cells across multiple gateways over the continental U.S. to our MNO and Original Equipment Manufacturer partners as the reference cells for network integration. We have received approval to activate fixed cells from multiple MNOs and continue to test the spectrum quality and persistency of those fixed cells. In addition, we have validated satellite fixed cell handover, which demonstrated our ability to seamlessly handover cell service from one satellite to the other without impacting cell service. We expect to continue testing for the SpaceMobile Service automation including beta testing and mature our network prior to rollout of initial noncontinuous SpaceMobile Service in select markets including the United States, Europe, Japan and other strategic markets.

Our planned non-geostationary orbit constellation will provide services from LEO that rely on the use of radio frequency spectrum. We have received FCC authorization to deploy our 248 satellite network including operating in the low-band International Mobile Telecommunications terrestrial frequencies domestically and internationally, as well as Q/V band feeder links in the V band. Additionally, we rely on contractual agreements with third parties to access some of the spectrum we will utilize to provide services. We have entered into a space-based wireless connectivity agreement with AT&T to provide the SpaceMobile Service to AT&T’s end users for use within the continental U.S. (excluding Alaska) and Hawaii. On December 18, 2025, we entered into a reseller agreement with our and Vodafone’s 50/50 jointly owned European satellite service business headquartered in Luxembourg (“SatCo”) to exclusively distribute the SpaceMobile Service to MNOs in Europe, the UK and certain other markets. We also have an agreement with Vodafone to provide the SpaceMobile Service to Vodafone’s end users outside of the markets covered by our agreement with SatCo. On October 8, 2025, we announced the signing of a definitive commercial agreement with Verizon to provide direct-to-device SpaceMobile Service when needed for Verizon customers within the continental U.S. (excluding Alaska) and Hawaii. On October 29, 2025, we entered into a ten-year commercial agreement with Saudi Telecom Company (“STC”) to enable direct-to-device satellite mobile connectivity across Saudi Arabia and key regional markets. We currently have partnerships with over 60 MNOs with over 3 billion subscribers globally.

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

While the tariffs imposed on certain supply chain products manufactured in several jurisdictions have not had a material impact to our operations, the U.S. government may in the future announce, reimpose or increase these tariffs or expand them to other jurisdictions which may have a material impact to our technology development efforts or results of our operations. Our operations in Israel constituted approximately 1% of our consolidated total assets and approximately 5% of our consolidated total operating expenses during the six months ended June 30, 2026. To date, our operations in Israel have not been materially impacted by the geopolitical conflict in the Middle East. We currently do not expect potential interruptions to our operations in Israel to have a material impact on the Company.

Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to execute on our strategy. We believe that our future results of operations could differ materially from the historical results of operations as we initiate the SpaceMobile Service, complete the deployment of the planned constellation, complete the development of the next generation of satellites, secure additional contracts with the U.S. government or its prime contractors for non-commercial use of our BB satellites, enter into commercial arrangements with additional MNOs including contracts to sell gateway equipment, software and related services, and close our proposed transaction with Ligado and related financing.

Components of Results of Operations

Products Revenues

Products revenues primarily consist of the sale of gateway equipment, software and related services to MNOs.

Services Revenues

Services revenues primarily consist of revenues from performance obligations completed under agreements with the U.S. government either directly or indirectly through prime contractors.

Cost of Revenues - Products

Costs of revenues - products primarily consist of those costs directly attributable to the sale of gateway equipment and software to MNOs.

Cost of Revenues - Services

Cost of revenues - services primarily consist of labor costs and sales commissions directly attributable to providing the service.

Engineering Services Costs

Engineering services costs are charged to expense as incurred. Engineering services costs primarily consist of the cost of employees and consultants involved in designing and developing the BB satellites, managing the network and satellite operations centers, and indirectly supporting the assembly, integration and testing of the BB satellites, license cost, and general expenses related to AIT facilities and engineering development centers.

General and Administrative Costs

General and administrative costs primarily consist of compensation and related expenses for non-engineering personnel, office and facilities expenses, and professional services, including legal fees, accounting, and public relations. These costs also include insurance, software licensing and subscriptions.

Research and Development Costs

Research and development (“R&D”) costs are charged to expense as incurred. R&D costs primarily consist of development activities in which we typically engage third-party vendors for the design and development of electronic componentry, software, and mechanical deployment systems, and are largely driven by the achievement of milestones that trigger payments and costs of materials and supplies consumed in the development activities. R&D costs are expected to fluctuate quarter over quarter depending on new initiatives and achievement of milestones.

Depreciation and Amortization

Depreciation and amortization expense includes depreciation expense related to property and equipment including the Block 1 BB satellites. We began depreciating the Block 1 BB satellites as of October 29, 2024 over their expected remaining useful lives of approximately 60 months.

Loss on Involuntary Conversion

Loss on Involuntary Conversion consists of the loss recognized for the asset write-off of the BB7 satellite, net of related insurance recoveries.

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

Other (Expense) Income, Net

Other income (expense), net primarily consists of non-operating expense and income, including induced conversion expense related to the repurchase of a portion of the 2032 4.25% Convertible Notes and the 2032 2.375% Convertible Notes, losses on disposal of property and equipment, and foreign exchange gains or losses.

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

Noncontrolling Interest

Noncontrolling interest primarily represents the equity interest in AST LLC held by members other than us. We attribute a portion of net income or loss generated at AST LLC to the noncontrolling interest based on their ownership interests. As of June 30, 2026 and December 31, 2025, the noncontrolling interest in AST LLC was approximately 23.0% and 23.9%, respectively. The decrease in noncontrolling interest percentage during the six months ended June 30, 2026 was a result of the issuance of Class A Common Stock in connection with the repurchase of a portion of the 2032 4.25% Convertible Notes and 2032 2.375% Convertible Notes, payment for a portion of the L-band Annual Payment and the Crown Castle Annual Payment in shares, issuance of Class A Common Stock under the October 2025 Sales Agreement, exercises of the Private Placement Warrants and Penny Warrants, redemptions of AST LLC Common Units in exchange for Class A Common Stock, exercises of options and vesting of restricted stock units and restricted stock.

Results of Operations

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

We report our results of operations under one operating segment. The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the three months ended June 30, 2026 and 2025 (in thousands), and the discussion that follows compares the three months ended June 30, 2026 to the three months ended June 30, 2025.

	For the Three Months Ended June 30,
	(unaudited)
	2026	2025	$ Change	% Change
Revenues:
Products revenues	$24,428	$50	$24,378	*	%
Services revenues	7,092	1,106	5,986	*
Total revenues	31,520	1,156	30,364	*

Operating expenses:
Cost of revenues (exclusive of items shown separately below)
Cost of revenues - products	22,402	-	22,402	*
Cost of revenues - services	1,165	-	1,165	*
Engineering services costs	87,286	28,598	58,688	*
General and administrative costs	63,901	27,242	36,659	*
Research and development costs	7,768	6,393	1,375	22
Depreciation and amortization	20,664	11,720	8,944	76
Loss on involuntary conversion	125,911	-	125,911	*
Total operating expenses	329,097	73,953	255,144	*

Other (expense) income:
Loss on remeasurement of warrant liabilities	-	(65,032)	65,032	*
Interest expense	(26,077)	(5,657)	(20,420)	*
Interest income	27,700	8,017	19,683	*
Other (expense) income, net	(2,852)	308	(3,160)	*
Total other (expense) income, net	(1,229)	(62,364)	61,135	(98)

Loss before income tax expense	(298,806)	(135,161)	(163,645)	*
Income tax expense	(1,113)	(742)	(371)	50
Net loss before allocation to noncontrolling interest	(299,919)	(135,903)	(164,016)	*

Net loss attributable to noncontrolling interest	(69,010)	(36,509)	(32,501)	89
Net loss attributable to common stockholders	$(230,909)	$(99,394)	$(131,515)	*	%

* Percentage greater than or equal to 100 or not meaningful

Products Revenues

Products revenues of $24.4 million and less than $0.1 million for the three months ended June 30, 2026 and 2025, respectively, were primarily attributable to sales of gateway equipment and software to MNOs.

Services Revenues

Services revenues of $7.1 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively, were primarily attributable to the completion of performance obligations under agreements with the U.S. government either directly as a prime contractor or indirectly through prime contractors.

Cost of Revenues - Products

Cost of product revenues of $22.4 million for the three months ended June 30, 2026 was primarily attributable to cost of gateway equipment and software. Cost of revenues for gateway equipment sold were not presented separately for three months ended June 30, 2025.

Cost of Revenues - Services

Cost of service revenues of $1.2 million for the three months ended June 30, 2026 was primarily attributable to labor costs and sales commissions in provision of services. Cost of service revenues were not presented separately for three months ended June 30, 2025.

Engineering Services Costs

Total engineering services costs increased by $58.7 million to $87.3 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was attributable to a $34.7 million increase in payroll and employee related costs driven by an increase in headcount and higher stock-based compensation expenses, a $12.2 million increase in consulting and professional fees, a $8.4 million increase in third-party engineering activities, equipment, and other overhead, including facilities costs, and a $3.4 million increase in travel expenses and other costs.

General and Administrative Costs

Total general and administrative costs increased by $36.7 million to $63.9 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was attributable to a $30.6 million increase in payroll and employee related costs driven by an increase in headcount and higher stock-based compensation expenses, a $2.1 million increase in consulting and professional fees, a $1.2 million increase in office and facilities expenses, and a $2.8 million increase in travel expenses and other costs.

Research and Development Costs

Total R&D costs increased by $1.4 million, or 22%, to $7.8 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase in R&D costs was primarily attributable to the development and design of our satellites.

Depreciation and Amortization

Total depreciation and amortization expense increased by $8.9 million, or 76%, to $20.7 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily attributable to higher depreciation expense associated with lab, assembly, and integration equipment.

Loss on Involuntary Conversion

Loss on involuntary conversion of $125.9 million for the three months ended June 30, 2026 consisted of the loss recognized for the asset write-off of the BB7 satellite, net of related insurance recoveries.

Loss on Remeasurement of Warrant Liabilities

There was no remeasurement of warrant liabilities for the three months ended June 30, 2026 as compared to a loss of $65.0 million for the three months ended June 30, 2025. The loss in the prior year period was largely driven by increases in our share price which increased the fair value of warrant liabilities.

Interest Expense

Interest expense increased by $20.4 million to $26.1 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was due to the net increase in borrowings following June 30, 2025 that included the issuance of the 2032 2.375% Convertible Notes, the 2036 2.00% Convertible Notes, the 2036 2.25% Convertible Notes, the UBS Bridge Financing Loan, and an increase in the Trinity Capital Equipment Loan, partially offset by decreases in the 2032 4.25% Convertible Notes, of which $456.5 million was repurchased, and the Prosperity Capital Equipment Loan and Prosperity Term Loan, which were fully repaid on March 11, 2026.

Interest Income

Interest income increased by $19.7 million to $27.7 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was driven by a higher cash and cash equivalents balance held primarily in interest bearing short-term money market funds.

Other (Expense) Income, Net

Other expense, net was $2.9 million for the three months ended June 30, 2026, as compared to $0.3 million other income, net for the three months ended June 30, 2025. The approximately $3.2 million increase in other expense, net was due to a $2.5 million increase in finance charges and other borrowing related fees and a $1.6 million increase in loss from our equity method investment, partially offset by a $0.9 million decrease in other charges.

Income Tax Expense

The provision for income taxes was $1.1 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively. The consolidated effective tax rate for the three months ended June 30, 2026 and June 30, 2025 was (0.37%) and (0.54%), respectively. Refer to Note 11 Income Taxes in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $69.0 million for the three months ended June 30, 2026 as compared to $36.5 million in the three months ended June 30, 2025. This increase in net loss attributable to noncontrolling interest was due to an increase in net loss generated at AST LLC, partially offset by a decrease in noncontrolling interest’s ownership percentage in AST LLC.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the six months ended June 30, 2026 and 2025 (in thousands), and the discussion that follows compares the six months ended June 30, 2026 to the six months ended June 30, 2025.

	For the Six months ended June 30,
	(unaudited)
	2026	2025	$ Change	% Change
Revenues:
Products revenues	$37,834	$425	$37,409	*	%
Services revenues	8,421	1,449	6,972	*
Total revenues	46,255	1,874	44,381	*

Operating expenses:
Cost of revenues (exclusive of items shown separately below)
Cost of revenues - products	33,465	-	33,465	*
Cost of revenues - services	1,751	-	1,751	*
Engineering services costs	171,384	55,802	115,582	*
General and administrative costs	107,558	45,626	61,932	*
Research and development costs	14,896	13,528	1,368	10
Depreciation and amortization	38,279	22,678	15,601	69
Loss on involuntary conversion	125,911	-	125,911	*
Total operating expenses	493,244	137,634	355,610	*

Other (expense) income:
Loss on remeasurement of warrant liabilities	(1,174)	(68,238)	67,064	(98)
Interest expense	(50,355)	(10,393)	(39,962)	*
Interest income	54,698	16,213	38,485	*
Other (expense) income, net	(103,399)	(443)	(102,956)	*
Total other (expense) income, net	(100,230)	(62,861)	(37,369)	59

Loss before income tax expense	(547,219)	(198,621)	(348,598)	*
Income tax expense	(2,281)	(910)	(1,371)	*
Net loss before allocation to noncontrolling interest	(549,500)	(199,531)	(349,969)	*

Net loss attributable to noncontrolling interest	(127,579)	(54,431)	(73,148)	*
Net loss attributable to common stockholders	$(421,921)	$(145,100)	$(276,821)	*	%

* Percentage greater than or equal to 100 or not meaningful

Products Revenues

Products revenues of $37.8 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively, were primarily attributable to sales of gateway equipment and software to MNOs.

Services Revenues

Services revenues of $8.4 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively, were primarily attributable to the completion of performance obligations under agreements with the U.S. government either directly as a prime contractor or indirectly through prime contractors.

Cost of Revenues - Products

Cost of product revenues of $33.5 million for the six months ended June 30, 2026 was primarily attributable to cost of gateway equipment and software. Cost of revenues for gateway equipment sold were not presented separately for the six months ended June 30, 2025.

Cost of Revenues - Services

Cost of service revenues of $1.8 million for the six months ended June 30, 2026 was primarily attributable to labor costs and sales commissions in provision of services. Cost of service revenues were not presented separately for the six months ended June 30, 2025.

Engineering Services Costs

Total engineering services costs increased by $115.6 million to $171.4 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was attributable to a $78.1 million increase in payroll and employee related costs driven by an increase in headcount and higher stock-based compensation expenses, a $19.0 million increase in consulting and professional fees, and a $13.9 million increase in third-party engineering activities, equipment, and other overhead, including facilities costs, resulting from the expansion of our global facilities footprint, and a $4.6 million increase in travel expenses and other costs.

General and Administrative Costs

Total general and administrative costs increased by $61.9 million to $107.6 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was attributable to a $47.8 million increase in payroll and employee related costs driven by an increase in headcount and stock-based compensation expenses, a $3.4 million increase in consulting and professional fees, a $3.1 million increase in legal costs largely driven by our Spectrum Usage Rights Transaction and regulatory initiatives, a $2.4 million increase in facility and office expense, and a $5.2 million increase in travel and other expenses.

Research and Development Costs

Total R&D costs increased by $1.4 million, or 10%, to $14.9 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase in R&D costs was primarily attributable to the development and design of our satellites.

Depreciation and Amortization

Total depreciation and amortization expense increased by $15.6 million, or 69%, to $38.3 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily attributable to higher depreciation expense associated with lab, assembly, and integration equipment.

Loss on Involuntary Conversion

Loss on involuntary conversion of $125.9 million for the six months ended June 30, 2026 consisted of the loss recognized for the asset write-off of the BB7 satellite, net of related insurance recoveries.

Loss on Remeasurement of Warrant Liabilities

Loss on remeasurement of warrant liabilities was $1.2 million for the six months ended June 30, 2026 as compared to a loss of $68.2 million for the six months ended June 30, 2025. The losses in the current period and in the prior year period were largely driven by increases in our share price which increased the fair value of warrant liabilities.

Interest Expense

Interest expense increased by $40.0 million to $50.4 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was due to the net increase in borrowings following June 30, 2025 that included the 2032 2.375% Convertible Notes, the 2036 2.00% Convertible Notes, the 2036 2.25% Convertible Notes, the UBS Bridge Financing Loan, and an increase in the Trinity Capital Equipment Loan, partially offset by decreases in the 2032 4.25% Convertible Notes, of which $456.5 million was repurchased, the 2034 Convertible Notes issued in 2024, which we converted into shares of our Class A Common Stock on January 22, 2025, and the Prosperity Capital Equipment Loan and Prosperity Term Loan, which were fully repaid on March 11, 2026.

Interest Income

Interest income increased by $38.5 million to $54.7 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was driven by a higher cash and cash equivalents balance held primarily in interest bearing short-term money market funds.

Other (Expense) Income, Net

Other expense, net was $103.4 million for the six months ended June 30, 2026, as compared to other expense, net of $0.4 million for the six months ended June 30, 2025. The approximately $103.0 million increase in other expense, net was primarily due to a $89.8 million induced conversion expense related to repurchases of a portion of our 2032 4.25% Convertible Notes and 2032 2.375% Convertible Notes, a $6.5 million increase in loss from our equity method investment, a $5.0 million increase in finance charges and other borrowing related fees, and a $2.0 million increase in loss on disposal of fixed assets, partially offset by a $0.3 million decrease in other charges.

Income Tax Expense

The provision for income taxes was $2.3 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively. The consolidated effective tax rate for the six months ended June 30, 2026 and June 30, 2025 was (0.42%) and (0.45%), respectively. Refer to Note 11 Income Taxes in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $127.6 million for the six months ended June 30, 2026 as compared to $54.4 million in the six months ended June 30, 2025. This increase in net loss attributable to noncontrolling interest was due to an increase in net loss generated at AST LLC, partially offset by a decrease in noncontrolling interest’s ownership percentage in AST LLC.

Liquidity and Capital Resources

Our current sources of liquidity are cash and cash equivalents on hand. As of June 30, 2026, we had approximately $2.7 billion of cash and cash equivalents and restricted cash on hand, including $434.6 million of restricted cash. We believe our cash and cash equivalents on hand will be sufficient to meet our current working capital needs, planned operating expenses and capital expenditures for a period of the next 12 months from the date of this Quarterly Report.

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

Commitments

There were no material changes in the contractual minimum principal and interest payments required on all of our outstanding debt and operating leases described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, other than issuance of the 2036 2.25% Convertible Notes and the 2034 1.625% Convertible Notes, repurchase of a portion of the 2032 4.25% Convertible Notes and the 2032 2.375% Convertible Notes and the repayment of the two Prosperity loans as described below.

As of June 30, 2026, we had contractual commitments with third parties in the aggregate amount of approximately $775.0 - $795.0 million primarily related to R&D programs, operational services, capital improvements and procurement of BB satellite components needed, in accordance with our production plan, for the assembly, integration and testing necessary to complete the planned constellation of over 90 BB satellites, gateway equipment, and other projects. We have various rights to adjust the quantity of satellite components on the purchase orders and/or change the delivery timelines in accordance with our ongoing business plan. We also have rights to terminate these agreements in accordance with the terms of the agreements and potentially incur a termination fee in certain cases. In addition, we have launch agreements under which payments are due at scheduled milestones over the duration of the agreements. We have contractual rights to cancel these launches or terminate the related agreements at any time by paying a termination fee, and in certain cases without incurring a termination fee, and any excess payments made to the launch providers for these launches will be refunded to us. As of June 30, 2026, we have made payments in excess of our minimum commitments related to future launches.

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

Our obligation to make the L-band Annual Payment to Ligado began on June 23, 2025, and we have also commenced paying the Crown Castle Annual Payment. The total of the L-band Annual Payment and the Crown Castle Annual Payment payable by us that we have the option to pay in shares of our Class A Common Stock aggregates to approximately $81.3 million as of June 30, 2026.

Settlement Term Sheet

On June 13, 2025, we announced a Settlement Term Sheet (the “Mediated Agreement”) among various parties including us, Ligado, Viasat, Inc. and Inmarsat. Pursuant to the Mediated Agreement, as long as Ligado’s Chapter 11 plan is confirmed and as long as the financial sponsors of Ligado provide a backstop commitment to Ligado that is acceptable to us, in support of a full refund of payments by Ligado in the event applicable regulatory approvals are not obtained and the closing does not occur (the “Backstop Commitment”), we agreed that, with respect to the $550.0 million otherwise owed to Ligado in connection with the Spectrum Usage Rights Transaction, we would pay $420.0 million to Ligado for the benefit of Inmarsat on October 31, 2025, $100.0 million to Ligado for the benefit of Inmarsat on March 31, 2026 and $15.0 million to Ligado for the benefit of Inmarsat on receipt of specified regulatory approvals and the closing of the Spectrum Usage Rights Transaction. The remaining $15.0 million would be paid to Ligado at closing. On October 31, 2025 we made the first $420.0 million payment to Ligado for the benefit of Inmarsat. On or about March 31, 2026, we made the $100.0 million payment in accordance with the Mediated Agreement. Per the Mediated Agreement, the funds were intended to be for the benefit of Inmarsat and paid over to Inmarsat. However, by order of the Bankruptcy Court dated April 2, 2026, the $100.0 million payment has been placed in escrow. Distribution of these funds following their release from escrow is subject to further order of the Bankruptcy Court. The Backstop Commitment provided by Ligado’s financial sponsors has been memorialized in an amendment to Ligado’s debtor in possession financing arrangements and has been approved by the Bankruptcy Court. The funds under the $520.0 million Backstop Commitment will be available to be drawn by Ligado only in the event the applicable regulatory approvals are not obtained in accordance with the definitive documents between us and Ligado, and is subject to the satisfaction of certain other limited conditions. The proceeds of the Backstop Commitment can only be used to refund us for the amount that we paid to Ligado for the benefit of Inmarsat prior to receipt of the applicable regulatory approvals.

Sound Point Credit Facility

To support consideration payments in connection with the Spectrum Usage Rights Transaction, on July 15, 2025 (the “Credit Facility Closing Date”), SpectrumCo entered into a credit agreement (the “Sound Point Credit Agreement”) with Sound Point Agency LLC, as administrative agent and collateral agent, and the lenders from time to time party thereto. SpectrumCo has not yet drawn any funds under the Sound Point Credit Agreement. The Sound Point Credit Agreement provides for a non-recourse senior-secured delayed-draw term loan facility (the “Sound Point Credit Facility”) in an aggregate principal amount of $550.0 million (“Loan Amount”). The Sound Point Credit Facility will be available to SpectrumCo to draw until October 5, 2026 with an option to extend for an additional 180 days (“Availability Period”) subject to payment of an additional 1% fee on the Loan Amount. The Sound Point Credit Facility will be available to SpectrumCo upon the satisfaction of certain conditions, including, among others, (i) entry into security documents and other related documents, (ii) receipt of all required regulatory and FCC approvals relating to the Spectrum Usage Rights Transaction, (iii) confirmation and occurrence of certain bankruptcy-related events pertaining to Ligado and (iv) certain other customary conditions to funding. The Sound Point Credit Facility will be secured by substantially all of the assets of SpectrumCo (which will include the spectrum usage rights acquired from Ligado in the Spectrum Usage Rights Transaction) and the newly formed subsidiary that will purchase and collect the receivables associated with the revenues generated from use of the L-band spectrum (“RevenueCo”). RevenueCo will also act as a guarantor under the Sound Point Credit Facility. SpectrumCo’s assets are not available to satisfy the claims of creditors of us or AST LLC. Neither we nor AST LLC will be liable as a borrower or guarantor or otherwise for any payments owing in connection with the Sound Point Credit Facility, and the lenders’ recourse to the assets of AST LLC will be limited to AST LLC’s equity interests both in SpectrumCo and in RevenueCo.

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

No assurance can be provided that the Spectrum Usage Rights Transaction will be consummated or that the related financing will be disbursed. The Spectrum Usage Rights Transaction and the disbursement of the related financing are subject to a number of conditions, including regulatory approval. Moreover, even if the Spectrum Usage Rights Transaction is consummated, the benefits of the transaction will be subject to, among other things, integration, technology and regulatory risks. The Spectrum Usage Rights Transaction may significantly increase our indebtedness (though any debt incurred pursuant to the Sound Point Credit Facility will be non-recourse to us) and our annual required cash spend.

Our ability to obtain regulatory approval for the Spectrum Usage Rights Transaction may also be impacted by pending litigation with Inmarsat. In June 2025 we entered into a settlement agreement with Ligado and Inmarsat (the “Mediated Agreement”), which was subsequently approved by the Bankruptcy Court and is binding on the parties to the Mediated Agreement. The Mediated Agreement provides, among other things, that Inmarsat will provide certain regulatory support for the Spectrum Usage Rights Transaction. However, rather than perform its regulatory support obligations, Inmarsat filed an action in New York State Supreme Court (such action the “New York State Action”) in December 2025. In January 2026, we and Ligado filed motions before the Bankruptcy Court seeking to compel Inmarsat to perform its regulatory support obligations in accordance with the Mediated Agreement. In January 2026, the Bankruptcy Court granted our motion and Ligado’s motion, and ordered Inmarsat to dismiss the New York State Action and to comply with its obligations under the Mediated Agreement, including by providing regulatory support before the Federal Communications Commission. Inmarsat has appealed the matter to the United States District Court for the District of Delaware. On February 27, 2026, the District Court stayed the Bankruptcy Court’s order requiring Inmarsat to comply with its regulatory support obligations and, on the same day, Inmarsat filed papers with the Federal Communications Commission opposing Ligado’s application seeking approval of the Spectrum Usage Rights Transaction. On March 2, 2026, the United States Court of Appeals for the Third Circuit vacated the District Court’s stay order, and, on the same day, Inmarsat withdrew the papers it previously filed with the Federal Communications Commission. Inmarsat’s appeal of the Bankruptcy Court’s ruling requiring Inmarsat to provide regulatory support remains pending and, if that ruling is overturned on appeal, this could impair our ability to obtain regulatory approval for the Spectrum Usage Rights Transaction.

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

2034 1.625% Convertible Notes

In July 2026, we issued $1,150.0 million aggregate principal amount of convertible senior notes due 2034 (the “2034 1.625% Convertible Notes”), including the exercise of the option by the initial purchasers to purchase an additional $150.0 million aggregate principal amount of the notes. The net proceeds of the 2034 1.625% Convertible Notes were $1,131.2 million after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used approximately $111.4 million of the net proceeds to pay the cost of the privately negotiated capped call transactions (the “July 2026 Capped Calls”). We intend to use the remaining net proceeds to pursue an expanding universe of growth initiatives and secure additional access to orbit for our space-based cellular broadband network, including partnerships and/or acquisitions to further vertically integrate our business and mitigate risks associated with third-party launch providers. The Company currently does not have any understandings or agreements with respect to any such strategic transactions.

The 2034 1.625% Convertible Notes are our senior, unsecured obligations and bear interest at a fixed rate of 1.625% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2027. The 2034 1.625% Convertible Notes will mature on February 1, 2034, unless earlier repurchased or converted. The 2034 1.625% Convertible Notes are convertible at the option of the holders under certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A Common Stock or a combination of cash and shares of our Class A Common Stock, at our election.

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

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2026 and 2025 (in thousands):

	For the Six Months ended June 30,
	(unaudited)
	2026	2025
Cash, cash equivalents and restricted cash	$2,722,834	$939,400
Cash used in operating activities	(145,212)	(72,024)
Cash used in investing activities	(979,723)	(430,622)
Cash provided by financing activities	1,068,333	875,627

Operating activities

Cash used in operating activities was $145.2 million for the six months ended June 30, 2026 as compared to cash used in operating activities of $72.0 million for the six months ended June 30, 2025. The $73.2 million increase in cash used in operating activities was attributable to an increase of $69.4 million in cash expenses to support operations and an increase of $3.8 million in working capital during the six months ended June 30, 2026.

Investing activities

Cash used in investing activities was $979.7 million for the six months ended June 30, 2026, as compared to cash used in investing activities of $430.6 million for the six months ended June 30, 2025. The $549.1 million increase in cash used in investing activities was attributable to an increase of $428.6 million in purchases of property and equipment, including procurement of BB satellite materials, advance payments made under launch contracts, advance payments made to procure BB satellite materials and other capital advances, a $100.0 million advance payment made in the Spectrum Usage Rights Transaction pursuant to the Mediated Agreement, an increase of $42.1 million payments consisting of the L-band Annual Payment, a revenue share payment, and the Crown Castle Annual Payment made during the six months ended June 30, 2026, partially offset by $21.6 million insurance proceeds received for the BB7 launch during the six months ended June 30, 2026.

Financing activities

Cash provided by financing activities was $1,068.3 million and $875.6 million during the six months ended June 30, 2026 and 2025, respectively. The $192.7 million increase in cash provided by financing activities was attributable to an increase of $590.6 million in net proceeds from the issuance of debt, an increase of $246.6 million in net proceeds from issuance of equity, and a decrease of $44.5 million that was used in purchases of capped calls during the six months ended June 30, 2025. The increase was partially offset by an increase of $630.2 million in repayments of debt and an increase of $58.8 million used to settle equity awards under our stock-based compensation plans.

Funding Requirements

We believe our existing cash and cash equivalents as of June 30, 2026 will be sufficient to meet anticipated cash requirements for the next 12 months from the date hereof. However, our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend capital resources sooner than we expect.

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
•
Ability to realize the anticipated benefits of our proposed transaction with Ligado; and
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

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our unaudited condensed consolidated financial statements. For a discussion of our critical accounting policies, see “Critical Accounting Policies” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

On June 13, 2025, we announced the Mediated Agreement among various parties including us, Ligado, Viasat, Inc. and Inmarsat. Pursuant to the Mediated Agreement, as long as the financial sponsors of Ligado provide the Backstop Commitment to Ligado that is acceptable to us, in support of a full refund of payments by Ligado in the event applicable regulatory approvals are not obtained and the closing does not occur, we have agreed that, with respect to the $550.0 million otherwise owed to Ligado in connection with the Spectrum Usage Rights Transaction, we would pay $420.0 million to Ligado for the benefit of Inmarsat on October 31, 2025, $100.0 million to Ligado for the benefit of Inmarsat on March 31, 2026 and $15.0 million to Ligado for the benefit of Inmarsat on receipt of specified regulatory approvals and the closing of the Spectrum Usage Rights Transaction. The remaining $15.0 million would be payable to Ligado at the closing. On October 31, 2025, we made the first $420.0 million payment to Ligado for the benefit of Inmarsat. On or about March 31, 2026, we made the $100.0 million payment in accordance with the Mediated Agreement. Per the Mediated Agreement, the funds were intended to be for the benefit of Inmarsat and paid over to Inmarsat. However, by order of the Bankruptcy Court dated April 2, 2026, the $100.0 million payment has been placed in escrow. Distribution of these funds following their release from escrow is subject to further order of the Bankruptcy Court. As of the date of this Quarterly Report, the remaining payments under the Mediated Agreement constitute an off-balance sheet commitment, as the related payment obligations have not been made or are subject to closing of the Spectrum Usage Rights Transaction and, therefore, are not recognized in our unaudited condensed consolidated financial statements.

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

On February 17, 2026, we issued the 2036 2.25% Convertible Notes with an aggregate principal amount of $1,075.0 million, the full amount of which was outstanding as of June 30, 2026. We carry the 2036 2.25% Convertible Notes at face value less the unamortized debt issuance costs on our unaudited condensed consolidated balance sheets. The 2036 2.25% Convertible Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2036 2.25% Convertible Notes. The fair value of the 2036 2.25% Convertible Notes changes when the market price of our stock fluctuates or market interest rates change.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of June 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

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

Item 1A. Risk Factors.

As of June 30, 2026, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

In the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K, except as follows:

On June 5, 2026, Dr. Huiwen Yao, the Company’s Chief Technology Officer, entered into a Rule 10b5-1 sales plan (the “Yao 10b5-1 Sales Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act for the sale of up to 160,000 shares of the Company’s Class A Common Stock. The Yao 10b5-1 Sales Plan will remain in effect until the earlier of (1) September 16, 2027, (2) the date on which all trades set forth in the Yao 10b5-1 Sales Plan have been executed, or (3) such time as the Yao 10b5-1 Sales Plan is otherwise terminated according to its terms.

On June 15, 2026, Andrew Johnson, the Company’s Executive Vice President, Chief Financial Officer, and Chief Legal Officer, entered into a Rule 10b5-1 sales plan (the “Johnson 10b5-1 Sales Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act for the sale of up to 42,000 shares of the Company’s Class A Common Stock. The Johnson 10b5-1 Sales Plan will remain in effect until the earlier of (1) the close of trading on December 31, 2027, (2) the date on which all trades set forth in the Johnson 10b5-1 Sales Plan have been executed, or (3) such time as the Johnson 10b5-1 Sales Plan is otherwise terminated according to its terms.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

4.1

Indenture, dated as of July 20, 2026, by and between AST SpaceMobile, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2026).

4.2

Form of Global Note, representing AST SpaceMobile, Inc.’s 1.625% Convertible Senior Notes due 2034 (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2026).

10.1

Form of Confirmation for Base Capped Call Transactions, dated July 15, 2026 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2026).

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

AST SPACEMOBILE, INC.

Date: August 10, 2026	By:	/s/ Abel Avellan
	Name:	Abel Avellan
	Title:	Chairman and Chief Executive Officer
Principal Executive Officer

Date: August 10, 2026	By:	/s/ Andrew M. Johnson
	Name:	Andrew M. Johnson
	Title:	Chief Financial Officer and Chief Legal Officer
Principal Financial Officer