Form 10-Q
period 2026-09-30
AST SpaceMobile, Inc.
filed 2026-11-09
CIK 1780312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, there were 300,731,460 shares of Class A common stock, $0.0001 par value, 11,215,111 shares of Class B common stock, $0.0001 par value, and 78,163,078 shares of Class C common stock, $0.0001 par value, issued and outstanding.

AST SPACEMOBILE, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	As of
	September 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$2,798,911	$2,335,683
Restricted cash	6,169	877
Accounts receivable, net (includes related party accounts receivable of $4,380 and $2,091 at September 30, 2026 and December 31, 2025, respectively)	104,062	37,726
Inventory	78,988	12,007
Prepaid expenses	17,660	11,955
Other current assets	70,917	60,264
Total current assets	3,076,707	2,458,512

Non-current assets:
Restricted cash	428,400	443,400
Property and equipment, net	2,354,879	1,398,761
Intangible assets, net	321,737	245,093
Operating lease right-of-use assets, net	25,657	19,420
Other non-current assets (includes related party loan receivable of $19,087 and $18,187 at September 30, 2026 and December 31, 2025, respectively)	562,868	449,201
TOTAL ASSETS	$6,770,248	$5,014,387

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$69,802	$46,763
Accrued expenses and other current liabilities	132,150	69,246
Current contract liabilities	11,217	19,887
Current operating lease liabilities	3,425	2,449
Current portion of long-term debt	8,788	11,999
Total current liabilities	225,382	150,344

Non-current liabilities:
Warrant liabilities	-	7,471
Non-current operating lease liabilities	22,809	17,479
Non-current contract liabilities	252,093	207,093
Long-term debt, net	4,083,709	2,207,583
Other non-current liabilities	23,664	32,092
Total liabilities	4,607,657	2,622,062

Commitments and contingencies (Note 8)

Stockholders' Equity:
Class A Common Stock, $0.0001 par value; 800,000,000 shares authorized; 300,649,177 and 285,449,911 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	27	27
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized; 11,215,111 and 11,227,292 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	3	4
Class C Common Stock, $0.0001 par value; 125,000,000 shares authorized; 78,163,078 shares issued and outstanding as of September 30, 2026 and December 31, 2025.	8	8
Additional paid-in capital	3,111,685	2,671,770
Accumulated other comprehensive income	1,269	1,351
Accumulated deficit	(1,385,986)	(831,685)
Noncontrolling interest	435,585	550,850
Total stockholders' equity	2,162,591	2,392,325

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,770,248	$5,014,387

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues:
Products revenues (includes related party revenues of $1,422 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $11,192 and $0 for the nine months ended September 30, 2026 and 2025, respectively)	$20,571	$7,746	$58,404	$8,114
Services revenues	21,750	6,993	30,171	8,499
Total revenues	42,321	14,739	88,575	16,613

Operating expenses:
Cost of revenues (exclusive of items shown separately below)
Cost of revenues - products (includes related party cost of revenues of $1,241 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $7,852 and $0 for the nine months ended September 30, 2026 and 2025, respectively)	22,451	5,511	55,916	5,803
Cost of revenues - services	2,863	-	4,614	-
Engineering services costs	95,788	40,836	267,171	96,346
General and administrative costs	55,705	29,822	163,263	75,448
Research and development costs	9,094	5,530	23,990	19,058
Depreciation and amortization	25,078	12,716	63,357	35,394
Loss on involuntary conversion	47	-	125,958	-
Total operating expenses	211,026	94,415	704,269	232,049

Other (expense) income:
Gain (loss) on remeasurement of warrant liabilities	-	2,938	(1,174)	(65,300)
Interest expense	(30,340)	(7,545)	(80,695)	(17,938)
Interest income	30,110	12,239	84,807	28,452
Other expense, net	(6,660)	(91,409)	(110,056)	(91,852)
Total other expense, net	(6,890)	(83,777)	(107,118)	(146,638)

Loss before income tax benefit (expense)	(175,595)	(163,453)	(722,812)	(362,074)
Income tax benefit (expense)	3,785	(374)	1,524	(1,284)
Net loss before allocation to noncontrolling interest	(171,810)	(163,827)	(721,288)	(363,358)

Net loss attributable to noncontrolling interest	(39,430)	(40,953)	(166,987)	(95,384)
Net loss attributable to common stockholders	$(132,380)	$(122,874)	$(554,301)	$(267,974)
Net loss per share attributable to holders of Class A Common Stock
Basic and diluted	$(0.44)	$(0.45)	$(1.87)	$(1.09)
Weighted-average number of shares
Basic and diluted	300,131,014	272,831,168	296,662,011	246,490,060

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Net loss before allocation to noncontrolling interest	$(171,810)	$(163,827)	$(721,288)	$(363,358)
Other comprehensive (loss) income
Foreign currency translation adjustments	(337)	105	(176)	1,883
Total other comprehensive (loss) income	(337)	105	(176)	1,883
Total comprehensive loss before allocation to noncontrolling interest	(172,147)	(163,722)	(721,464)	(361,475)
Comprehensive loss attributable to noncontrolling interest	(39,504)	(40,914)	(167,081)	(94,851)
Comprehensive loss attributable to common stockholders	$(132,643)	$(122,808)	$(554,383)	$(266,624)

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance, June 30, 2026	299,731,073	$27	11,215,111	$3	78,163,078	$8	$3,146,053	$1,532	$(1,253,606)	$503,561	$2,397,578
Stock-based compensation	-	-	-	-	-	-	56,480	-	-	-	56,480
Issuance of equity under employee stock plan	39,924	-	-	-	-	-	343	-	-	92	435
Issuance of equity to acquire spectrum priority rights and pay spectrum usage fees	-	-	-	-	-	-	5,191	-	-	826	6,017
Vesting of restricted stock units	589,641	-	-	-	-	-	(10,913)	-	-	(3,424)	(14,337)
Capped call	-	-	-	-	-	-	(85,839)	-	-	(25,596)	(111,435)
Redemption of AST LLC Common Units for Class A Common Stock	288,539	-	-	-	-	-	370	-	-	(370)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	(263)	-	(74)	(337)
Net loss	-	-	-	-	-	-	-	-	(132,380)	(39,430)	(171,810)
Balance, September 30, 2026	300,649,177	$27	11,215,111	$3	78,163,078	$8	$3,111,685	$1,269	$(1,385,986)	$435,585	$2,162,591

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated Other
	Shares	Values	Shares	Values	Shares	Values	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance, December 31, 2025	285,449,911	$27	11,227,292	$4	78,163,078	$8	$2,671,770	$1,351	$(831,685)	$550,850	$2,392,325
Stock-based compensation	-	-	-	-	-	-	179,380	-	-	-	179,380
Issuance of common stock, net of issuance costs	936,032	-	-	-	-	-	67,004	-	-	18,261	85,265
Issuance of equity under employee stock plan	492,647	-	-	-	-	-	2,724	-	-	2,129	4,853
Issuance of equity to acquire spectrum priority rights and pay spectrum usage fees	-	-	-	-	-	-	16,105	-	-	4,092	20,197
Vesting of restricted stock units	1,911,616	-	-	-	-	-	(56,861)	-	-	(19,501)	(76,362)
Capped call	-	-	-	-	-	-	(85,839)			(25,596)	(111,435)
2032 4.25% Convertible Notes settlement	1,862,741	-	-	-	-	-	45,651	-	-	10,884	56,535
2032 2.375% Convertible Notes settlement	4,475,223	-	-	-	-	-	262,151	-	-	62,501	324,652
Warrant exercise	4,823,170	-	-	-	-	-	6,792	-	-	1,853	8,645
Redemption of AST LLC Common Units for Class A Common Stock	697,837	-	(12,181)	(1)	-	-	2,808	-	-	(2,807)	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	(82)	-	(94)	(176)
Net loss	-	-	-	-	-	-	-	-	(554,301)	(166,987)	(721,288)
Balance, September 30, 2026	300,649,177	$27	11,215,111	$3	78,163,078	$8	$3,111,685	$1,269	$(1,385,986)	$435,585	$2,162,591

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

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net loss before allocation to noncontrolling interest	$(721,288)	$(363,358)
Adjustments to reconcile net loss before noncontrolling interest to cash used in operating activities:
Depreciation and amortization	63,357	35,394
Amortization of debt issuance costs	6,882	1,206
Amortization of debt commitment fee	6,600	1,833
Loss on disposal of property and equipment	2,194	1,045
Induced conversion expense on convertible notes	88,654	84,317
Loss on remeasurement of warrant liabilities	1,174	65,300
Stock-based compensation	171,158	32,338
Non-cash interest expense, net	1,049	845
Loss from equity method investment	8,382	-
Loss on involuntary conversion	125,958	-
Changes in operating assets and liabilities:
Accounts receivable	(66,336)	(10,091)
Prepaid expenses and other current assets	(16,670)	(5,148)
Inventory	(66,981)	(9,823)
Accounts payable and accrued expenses	63,879	17,728
Contract liabilities	36,329	24,597
Other assets and liabilities	(18,818)	(12,669)
Net cash used in operating activities	(314,477)	(136,486)

Cash flows from investing activities:
Purchase of property and equipment	(1,154,196)	(669,045)
Capital advances to Ligado	(100,000)	-
Purchase of spectrum intangibles	(60,708)	(27,961)
Insurance proceeds received from BB7 launch	32,395	-
Capital contribution to equity method investment	(11,559)	-
Net cash used in investing activities	(1,294,068)	(697,006)

Cash flows from financing activities:
Proceeds from debt	2,195,213	1,043,779
Repayments of debt	(31,362)	(2,940)
Payment for debt issuance costs	(8,349)	(5,907)
Proceeds from issuance of common stock	85,723	576,617
Payments for third party equity issuance costs	(458)	(11,304)
Issuance of equity under employee stock plan	4,853	8,043
Employee taxes paid for stock-based compensation awards	(76,362)	(18,679)
Purchase of capped call transactions	(111,435)	(98,578)
Payments for debt commitment fee	-	(11,000)
Proceeds from share issuances to repurchase 2032 4.25% Convertible Notes	180,537	849,827
Payments for repurchase of 2032 4.25% Convertible Notes	(180,537)	(842,805)
Proceeds from share issuances to repurchase 2032 2.375% Convertible Notes	433,739	-
Payments for repurchase of 2032 2.375% Convertible Notes	(430,424)	-
Net cash provided by financing activities	2,061,138	1,487,053

Effect of exchange rate changes on cash, cash equivalents and restricted cash	927	(972)

Net increase in cash, cash equivalents and restricted cash	453,520	652,589
Cash, cash equivalents and restricted cash, beginning of period	2,779,960	567,534
Cash, cash equivalents and restricted cash, end of period	$3,233,480	$1,220,123

Supplemental disclosure of cash flow information:
Non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$8,448	$3,204
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$75,305	$43,726
Stock-based compensation capitalized in property and equipment	8,222	-
PIK interest paid through issuance of PIK notes	-	497
Deferred asset acquisition costs paid by issuance of penny warrants	-	121,156
Convertible notes settled by issuance of Class A Common Stock	-	139,620
Spectrum intangibles acquisition costs accrued or paid by issuance of shares	14,556	64,649
Settlement of warrant liabilities by issuing shares	8,645	101,930
Cash paid for:
Interest	$40,949	$4,215
Income taxes, net	2,982	1,662

See accompanying notes to the unaudited condensed consolidated financial statements

AST SPACEMOBILE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

1.
Organization and Nature of Operations

AST SpaceMobile, Inc., collectively with its subsidiaries (“SpaceMobile” or the “Company”) is currently designing, developing and manufacturing the constellation of BlueBird (“BB”) satellites and has begun launching its planned space-based Cellular Broadband network distributed through a constellation of low Earth orbit (“LEO”) satellites. Once deployed and operational, the BB satellites are designed to provide connectivity directly to off-the-shelf and unmodified devices at broadband speeds (the “SpaceMobile Service”) and be accessible for other applications for government use. The Company intends to offer the SpaceMobile Service to cellular subscribers and others through wholesale commercial agreements with cellular service providers. The Company also intends to leverage its patented technology, including large phased array and high power capability of its BB satellites, for a variety of applications in the government sector. The Company is headquartered in Texas where it operates satellite assembly, integration and testing (“AIT”) facilities. The Company also has engineering and development centers elsewhere in the United States, India and Scotland, and engineering, development and production centers in Spain and Israel. The Company’s global footprint was approximately 505,000 square feet as of September 30, 2026. The Company’s intellectual property (“IP”) portfolio is diverse, containing numerous and various innovations of the direct-to-device satellite ecosystem from space to Earth. The Company’s IP portfolio consists of 40 patent families worldwide. As of September 30, 2026, the Company has approximately 3,500 patent and patent pending claims worldwide, of which approximately 2,100 have been officially granted or allowed.

The Company launched five first generation commercial BB satellites (“Block 1 BB satellites”) on September 12, 2024. In October 2024, the Company completed the deployment of the phased array antennas and Q/V antennas in orbit and performed a series of monitoring tests and activities to confirm the successful initial operations of the Block 1 BB satellites. In January 2025, the Company successfully made the first SpaceMobile video call from space with Vodafone using standard unmodified 4G/5G smartphones. In February 2025, the Company completed the voice and video call tests on standard unmodified smartphones with AT&T and Verizon in the U.S. and also completed the tests for non-communication applications for the United States government. All five Block 1 BB satellites have participated in the tests at various stages. In April 2025, together with Rakuten Mobile, Inc., the Company successfully conducted a two-way broadband video call in front of a live audience using unmodified smartphones on the SpaceMobile network enabled by a Block 1 BB satellite in orbit today. On July 21, 2025, the Company and AT&T made the first-ever Voice over LTE (“VoLTE”) call and short message service over satellite using AT&T’s spectrum and core network with a standard unmodified cell phone. On October 2, 2025, together with Bell Canada, the Company achieved Canada’s first-ever space-based 4G VoLTE voice call, broadband data connection, and video streaming using standard unmodified smartphones. Using the Block 1 BB satellites, the Company has continued to conduct various successful tests with its partners, including the emergency communications tests, and has achieved 98.9 Mbps peak data speeds directly to a standard unmodified smartphone.

On December 23, 2025, the Company launched the first (“BB6”) of its next generation commercial BB satellites (“Block 2 BB satellites”), which was successfully deployed in February 2026. On April 19, 2026, during the New Glenn 3 mission, BB7 was placed into a lower than planned orbit by the upper stage of the launch vehicle. While the satellite separated from the launch vehicle and powered on, the altitude was too low to sustain operations with its on-board thruster technology and, as a result, BB7 was de-orbited. On June 17, 2026, the Company launched BB8, BB9, and BB10, which were successfully deployed in July 2026. On August 5, 2026, the Company successfully launched BB11, BB12, and BB13, which were successfully deployed by September 30, 2026. In September 2026, the Company completed the deployment of the communications phased array antennas and Q/V antennas in orbit and performed a series of monitoring tests and activities to confirm the successful initial operations of BB6, BB8, BB9, and BB10. Accordingly, the Company determined that BB6, BB8, BB9, and BB10 were ready for their intended use as of September 1, 2026. The Block 2 BB satellites feature an up to approximately 2,400 square feet phased array, the largest phased array ever deployed in a LEO for commercial use, which is more than three times larger than the phased array of the Block 1 BB satellites and designed to deliver up to 10 times the bandwidth capacity of the Block 1 BB satellites. The performance of the Block 2 BB satellites is driven by several breakthroughs in space-based architecture. The large antenna array allows the satellite to transmit and receive signals from standard handheld devices. Further, the large aperture enables precise beamforming, creating narrower, more focused coverage areas. This precision minimizes interference, maximizes network capacity and provides a consistent high-quality user experience for Cellular Broadband services, including voice, data and video.

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

The Company’s CODM is its Chairman and Chief Executive Officer. The Company has determined that it operates in one operating segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Consolidated net loss before allocation to noncontrolling interest is the reported measure of segment profit or loss and is the primary measure used by the CODM to assess segment performance and decide how to allocate resources. This measure is used to monitor operating results, compare actual performance to internal budgets and forecasts, evaluate performance relative to strategic objectives, and determine the level of operating and capital resources required. Consolidated net loss before allocation to noncontrolling interest is presented in the unaudited condensed consolidated statements of operations as revenues less total operating expenses and other segment items. For the three months ended September 30, 2026, other segment items primarily included interest income and expense and income taxes expense. For the nine months ended September 30, 2026, other segment items also included induced conversion expense related to the repurchases of a portion of the 2032 4.25% Convertible Notes and the 2032 2.375% Convertible Notes. For the three and nine months ended September 30, 2025, other segment items primarily included gain and loss on remeasurement of warrant liabilities, interest income and expense, induced conversion expense related to repurchases of a portion of the 2032 4.25% Convertible Notes, and income taxes expense. The measure of segment assets is reported on the accompanying unaudited condensed consolidated balance sheets as total assets.

Revenue Recognition

Revenue generated from sales of goods and services is recognized when a customer obtains control of promised goods or services in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). During the three and nine months ended September 30, 2026, the Company recognized $20.6 million and $58.4 million, respectively, of Products revenue from the sale of gateway equipment and related software to Mobile Network Operators (“MNOs”.) During the three and nine months ended September 30, 2025, the Company recognized $7.7 million and $8.1 million, respectively, of Products revenue from the sale of gateway equipment to MNOs. These arrangements typically involve multiple performance obligations, which include hardware, software, and optional installation and support services. Revenue for hardware and software sales is recognized at a point in time when control transfers to the customer, which is generally upon delivery of the equipment and activation of the software. Revenue for installation and support services is generally recognized as services are performed.

During the three and nine months ended September 30, 2026, the Company recognized $21.8 million and $30.2 million, respectively, of Services revenue mainly from performance obligations completed under agreements with the U.S. government either directly as a prime contractor or indirectly through prime contractors. During the three and nine months ended September 30, 2025, the Company recognized $7.0 million and $8.5 million, respectively, of Services revenue mainly from performance obligations completed under agreements with prime contractors for U.S. government contracts. Under these arrangements, the Company has provided testing and other development services designed to enable future service capabilities. These contracts typically contain a single performance obligation and include a series of fixed-price milestones for which the Company has the right to invoice upon completion and customer acceptance. The Company recognizes revenue from these contracts over time when milestones are achieved and accepted by the customer, which reflects the pattern by which the Company satisfies its performance obligation through the transfer of service to the customer.

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

The Company defers revenue and recognizes contract liabilities in the event the performance obligations are not satisfied for which payment has been received. As of September 30, 2026 and December 31, 2025, $263.3 million and $227.0 million, respectively, of current and non-current contract liabilities were recorded for advance consideration received from customers for which the associated performance obligations were not yet satisfied. The increase in contract liabilities during the nine months ended September 30, 2026 was primarily attributable to an advance payment due under a commercial service agreement. As of September 30, 2026, the Company had $45.5 million of contract liabilities that were included within accounts receivable. The amount of revenue recognized during the nine months ended September 30, 2026 that was included in the contract liability balance at December 31, 2025 was approximately $10.2 million.

Revenue allocated to remaining performance obligations of existing contracts, which includes contract liabilities and amounts that will be invoiced and recognized as revenue in future periods, was approximately $1.3 billion as of September 30, 2026. These performance obligations include promises to transfer a combination of products and services, including deliveries of gateway equipment and related software and services, performance obligations to be completed under agreements with the U.S. government either directly or indirectly through prime contractors, and the SpaceMobile Service. The Company expects to recognize approximately 10.1% of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter. The Company’s contracts with MNOs to provide the SpaceMobile Service contain multiple performance obligations. Revenue allocated to the remaining SpaceMobile Service performance obligations does not include variable consideration that has not been included in the transaction price, specifically consideration from revenue sharing with MNOs based on revenue generated from end customers’ usage of the satellite services. That consideration is constrained due to the uncertainty about the amount of the consideration to be received, which may not be resolved for a period of time.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are reported net of an allowance for credit losses that are not expected to be recovered. The Company recognizes the allowance for credit losses at inception of sales and reassesses quarterly based on management’s expectation of the asset’s collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions. The Company elected the practical expedient, available as part of the early adoption of Accounting Standards Update (“ASU”) 2025-05 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, not to consider management’s expectations of conditions in the future for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The Company’s contractual payment terms with its customers generally range from 60 to 90 days. As of September 30, 2026, management evaluated the collectability of its accounts receivable portfolio and did not identify any material credit risk. The allowance for credit losses was immaterial for the three and nine months ended September 30, 2026 and 2025.

Future Adoption of Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard can be applied either prospectively or retrospectively. The Company is currently evaluating the potential impacts of adopting this ASU on the presentation of its consolidated financial statements.

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

3.
Fair Value Measurement

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	As of September 30, 2026
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,471,544	$-	$-
Total assets measured at fair value	$2,471,544	$-	$-

	As of December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,016,705	$-	$-
Total assets measured at fair value	$2,016,705	$-	$-

Liabilities:
Private placement warrant liability	-	-	7,471
Total liabilities measured at fair value	$-	$-	$7,471

As of September 30, 2026 and December 31, 2025, the Company had approximately $3.2 billion and $2.8 billion of cash and cash equivalents and restricted cash, respectively, of which approximately $2.5 billion and $2.0 billion, respectively, was classified as cash equivalents, which consisted primarily of short-term money market funds with original maturities of 90 days or less. As of September 30, 2026, non-current restricted cash of $428.4 million consisted of the cash collateral for the loan agreement, dated as of October 31, 2025, by and between BackstopCo, LLC, as borrower, and UBS AG, Stamford Branch, as lender (the “UBS Bridge Financing Loan”), and current restricted cash of $6.2 million consisted of cash collateral for a letter of credit guaranteeing a customs bond and deposits against the bank guaranty issued to the landlords for lease of properties. As of December 31, 2025, non-current restricted cash of $443.4 million consisted of $428.4 million of cash collateral for the UBS Bridge Financing Loan and $15.0 million of cash collateral for the capital equipment loan with Prosperity Bank, and current restricted cash of $0.9 million consisted of deposits against the bank guaranty issued to the landlords for lease of properties. For certain instruments, including cash, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

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

4.
Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2026	2025
Land	$1,925	$1,925
Buildings and building improvements	40,360	29,030
Leasehold improvements	23,615	15,241
Satellites in orbit	506,587	235,387
Lab, assembly, and integration equipment	162,081	95,332
Satellite antenna	7,227	7,224
Computer hardware and software	29,251	25,131
Other	3,258	1,999
Construction in progress
Satellite materials and advance payments, satellites under construction, and advance launch payments	1,711,474	1,122,027
Other construction in progress and capital advances	105,943	39,176
Total property and equipment, gross	$2,591,721	$1,572,472
Accumulated depreciation and amortization	(236,842)	(173,711)
Total property and equipment, net	$2,354,879	$1,398,761

Total depreciation and amortization expense for the three months ended September 30, 2026 and 2025 was approximately $25.1 million and $12.7 million, respectively. Total depreciation and amortization expense for the nine months ended September 30, 2026 and 2025 was approximately $63.4 million and $35.4 million, respectively.

During the three and nine months ended September 30, 2026, the Company recognized losses on disposal of property and equipment of $0.1 million and $2.2 million, respectively. During the three and nine months ended September 30, 2025, the Company recognized losses on disposal of property and equipment of $1.1 million and $1.1 million, respectively. The Company presented the losses in other expense, net in the Company’s unaudited condensed consolidated statements of operations. These losses primarily relate to equipment retired from service and satellite materials removed from construction in progress as a result of design modifications and advances in manufacturing processes and technology.

On April 19, 2026, during the New Glenn 3 mission, the Company's Block 2 BB7 satellite was placed into a lower than planned orbit and, as a result, BB7 was de-orbited. The Company maintained launch insurance coverage for this launch that covered a portion of the satellite and launch costs and expects a replacement launch pursuant to the terms of the applicable contract with the launch provider. As of September 30, 2026, the Company had collected $32.4 million of insurance claims from the insurance providers. The total loss associated with this event net of the $32.4 million insurance recoveries was approximately $126.0 million.

5.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Property and equipment	$33,634	$23,635
Accrued interest expense	28,642	12,734
Other professional services	23,168	6,435
Accrued inventory	17,855	3,977
Salaries, wages and benefits	10,624	8,476
Spectrum priority rights acquisition cost	9,335	-
Accrued cost of acquiring intangible assets	1,379	5,639
Others	7,513	8,350
Total accrued expenses and other current liabilities	$132,150	$69,246

6.
Debt

Long-term debt consists of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
2032 4.25% Convertible Notes	$3,514	$50,000
2032 2.375% Convertible Notes	325,000	575,000
2036 2.00% Convertible Notes	1,150,000	1,150,000
2036 2.25% Convertible Notes	1,075,000	-
2034 1.625% Convertible Notes	1,150,000	-
Prosperity Capital Equipment Loan	-	12,552
Prosperity Term Loan	-	4,242
Trinity Capital Equipment Loan(1)	37,455	52,641
UBS Bridge Financing Loan	420,000	420,000
Total debt	$4,160,969	$2,264,435
Less: current portion of long-term debt	(8,788)	(11,999)
Less: unamortized debt issuance costs(1)	(68,472)	(44,853)
Long-term debt, net of issuance costs	$4,083,709	$2,207,583

(1) Includes unamortized end of term payments of $3.1 million and $4.0 million as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026, the aggregate fair value of the Company’s debt was $3.8 billion, which included the fair value of the 2032 4.25% Convertible Notes of $8.3 million, the 2032 2.375% Convertible Notes of $370.0 million, the 2036 2.00% Convertible Notes of $977.5 million, the 2036 2.25% Convertible Notes of $840.0 million, and the 2034 1.625% Convertible Notes of $1,118.8 million. As of December 31, 2025, the aggregate fair value of the Company’s debt was approximately $2.5 billion, which included the fair value of the 2032 4.25% Convertible Notes of $147.2 million, the 2032 2.375% Convertible Notes of $760.8 million, and the 2036 2.00% Convertible Notes of $1,156.7 million. The fair value of the 2032 4.25% Convertible Notes was determined based on recent observable market quote in an active market and rolled forward to the balance sheet date using significant inputs derived from, or corroborated by, observable market data (Level 2 inputs). The fair value of the 2032 2.375% Convertible Notes, the 2036 2.00% Convertible Notes, the 2036 2.25% Convertible Notes, and the 2034 1.625% Convertible Notes were determined based on observable market quotes in an active market around period-end (Level 1 inputs). The fair value of remaining debt has been determined under the discounted cash flow method using significant inputs derived from, or corroborated by, observable market data (Level 2 inputs).

Debt discount and issuance costs are comprised of costs incurred in connection with debt issuance and are presented in the unaudited condensed consolidated balance sheets as a deduction to the carrying amount of the debt and amortized using the effective interest method to interest expense over the term of the debt. During the three and nine months ended September 30, 2026, the Company recognized $27.8 million and $73.2 million of interest expense related to the debt noted above, respectively. The interest expense included amortization of debt issuance costs of $2.7 million and $6.9 million for the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2025, the Company recognized $5.7 million and $16.1 million of interest expense, respectively. The interest expense included amortization of debt issuance costs of $0.5 million and $1.2 million for the three and nine months ended September 30, 2025, respectively.

As of September 30, 2026, the Company was in compliance with all debt covenant requirements.

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

Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding December 1, 2031 only under the following conditions: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2025 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A Common Stock and the conversion rate on each such trading day; (3) if the Company issues a notice of redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after December 1, 2031 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, at the option of the holder regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s Class A Common Stock or a combination of cash and shares of the Company’s Class A Common Stock, at the Company’s election.

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

2036 2.25% Convertible Notes

On February 17, 2026, the Company issued $1,000.0 million aggregate principal amount of convertible senior notes due 2036 (the “2.25% Notes”) with an option by the initial purchasers to purchase up to an additional $150.0 million aggregate principal amount of the 2.25% Notes. On February 19, 2026, the Company was notified by the initial purchasers of the 2.25% Notes of the exercise of their option to purchase an additional $75.0 million aggregate principal amount of the 2.25% Notes (the “2.25% Option Notes,” and together with the 2.25% Notes, the “2036 2.25% Convertible Notes”). On February 20, 2026, the Company consummated the sale of the 2036 2.25% Convertible Notes to the initial purchasers. The 2036 2.25% Convertible Notes are senior, unsecured obligations of the Company and bear interest at a fixed rate of 2.25% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2026. The 2036 2.25% Convertible Notes will mature on April 15, 2036, unless earlier converted or repurchased.

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

As part of AST LLC and certain other subsidiaries of the Company (together with AST LLC, the “AST Companies”) entering into the Trinity Capital Equipment Loan, the AST Companies and Prosperity Bank amended the Lone Star Loan Agreement whereby Prosperity Bank released the lien on certain real property fixtures and equipment and the AST Companies pledged the $15.0 million deposit in the Lone Star Bank Money Market Fund as security for the loan.

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

Trinity Capital Equipment Loan

On June 27, 2025, the AST Companies entered into a Master Equipment Financing Agreement (the “MEFA”) with Trinity Capital, Inc. (“Trinity”), as agent (the “Agent”) and lender, and the other lenders party thereto (the “Lenders”) providing for a conditional commitment to provide financing of up to $100.0 million (“Trinity Capital Equipment Loan”).

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

On September 1, 2026, the Company entered into an amendment to the Schedules (the “Amendment”) with the Lenders. Under the Amendment, the Company made scheduled payments totaling $11.5 million, applied in inverse order of maturity, and received releases of the Lenders’ security interests in certain real property fixtures and equipment. The payments did not result in prepayment premiums, and no non-utilization fee is payable under the MEFA or any Schedule. The Company continues to make an aggregate monthly payment of approximately $1.1 million and an end of term payment of 9% of the drawn amounts. The Company evaluated the terms of the Amendment under ASC 470-50, Debt - Modifications and Extinguishments, and accounted for it as a debt modification. Fees of $2.4 million paid to the Lenders were capitalized and will be recognized as an adjustment to interest expense over the remaining term of the debt using the effective interest method. Fees paid to third parties are expensed as incurred.

Other than as described above, there were no new debt issuances or significant changes related to the above listed debt during the nine months ended September 30, 2026. See Note 7 Debt to the Company’s Consolidated Financial Statements included in its 2025 Annual Report on Form 10-K for additional information regarding the debt listed above.

7.
Warrant Liabilities

Warrant liabilities were comprised of Private Placement Warrants. Each Private Placement Warrant entitled the registered holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share and was exercisable on a cashless basis. Pursuant to the warrant agreement, a holder of Private Placement Warrants could exercise its warrants only for a whole number of shares of Class A Common Stock. This means that only a whole warrant could have been exercised at any given time by a warrant holder. The Private Placement Warrants expired on April 6, 2026, five years after the closing of the transactions contemplated by the Equity Purchase Agreement, dated as of December 15, 2020, by and among AST & Science LLC, New Providence Acquisition Corp., New Providence Management LLC, Abel Avellan, in his capacity as the AST Existing Equityholder Representative and the equityholders of AST LLC pursuant to its Fourth Amended and Restated Limited Liability Company Operating Agreement (the “Business Combination”), at 5:00 p.m., New York City time, or earlier upon liquidation.

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

During the three and nine months ended September 30, 2025, 2,931,125 Private Placement Warrants were exercised for 2,294,380 shares of Class A Common Stock on a cashless basis. During the three and nine months ended September 30, 2025, the Company recognized a gain of $2.9 million and a loss of $65.3 million, respectively, for changes in fair value of these Private Placement Warrants in the unaudited condensed consolidated statements of operations.

8.
Commitments and Contingencies

Purchase Commitments

As of September 30, 2026, the Company has purchase commitments of approximately $840.0 to $860.0 million primarily related to research and development (“R&D”) programs, operational services, capital improvements and procurement of BB satellite components needed, in accordance with our production plan, for the assembly, integration and testing necessary to complete the planned constellation of over 90 BB satellites, gateway equipment, and other projects. None of these purchase commitments are considered unconditional purchase obligations as the Company has various rights to adjust the quantity of satellite components on the purchase orders and/or change the delivery timelines in accordance with its ongoing business plan. The Company also has rights to terminate certain purchase commitments and potentially incur a termination fee in certain cases. In addition, the Company has launch agreements under which payments are due at scheduled milestones over the duration of the agreements. The Company has contractual rights to cancel these launches or terminate the related agreements at any time by paying a termination fee, and in certain cases without incurring a termination fee, and any excess payments made to the launch providers for these launches will be refunded to the Company. As of September 30, 2026, the Company has made payments in excess of its minimum commitments related to future launches.

Legal Proceedings

The Company is subject to the legal proceedings and claims described below.

Securities Class Action

The Company and certain of its current executive officers have been named as defendants in a putative stockholder class action lawsuit pending in the United States District Court for the Western District of Texas. The action is styled Hunter v. AST SpaceMobile, Inc. et al., No. 7:26-cv-00378 (W.D. Tex.) (the “Securities Class Action”). The complaint in the Securities Class Action, which was filed on September 14, 2026, alleges that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that the current executive officers named as defendants are control persons under Section 20(a) of the Exchange Act. The complaint was filed on behalf of stockholders who purchased shares of the Company’s common stock between March 4, 2025 and July 16, 2026, and seeks monetary damages on behalf of the purported class.

Derivative Actions

The Company has been named as a nominal defendant and certain of its current and former executive officers and directors have been named as defendants in two derivative lawsuits filed in the United States District Court for the Western District of Texas on October 21, 2026 and November 5, 2026, respectively. The actions are styled Papa et al. v. Avellan et al., No. 7:26-cv-00430 (W.D. Tex.) and Paul et al. v. Avellan et al., No. 7:26-cv-00446 (W.D. Tex.) (the “Derivative Actions”). The complaints assert claims under the Exchange Act and for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets against all defendants, and claims for contribution under the Exchange Act against certain of the defendants. The Derivative Actions seek compensatory damages, disgorgement of compensation and profits, revisions to the Company’s governance and internal procedures, and attorneys’ fees and costs.

The Securities Class Action and the Derivative Actions are at an early stage. The Company intends to defend itself and its current and former directors and officers vigorously against the claims alleged in the Securities Class Action and Derivative Actions.

In addition, the Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated.

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

9.
Stockholders’ Equity

Class A Common Stock

As of September 30, 2026, there were 300,649,177 shares of Class A Common Stock issued and outstanding. Holders of Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 800,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class B Common Stock

As of September 30, 2026, there were 11,215,111 shares of Class B Common Stock issued and outstanding. Shares of Class B Common Stock were issued to then existing equity holders of AST LLC (other than Abel Avellan, the Company’s Chairman and Chief Executive

Officer (“Mr. Avellan”)) at the time of the Business Combination and are non-economic, but entitle the holder to one vote per share. The Company is authorized to issue 200,000,000 shares of Class B Common Stock -with a par value of $0.0001 per share.

The existing equity holders of AST LLC (other than Mr. Avellan) at the time of the Business Combination own economic interests in AST LLC which are redeemable into either shares of Class A Common Stock on a one-for-one basis or cash at the option of the Company. Upon redemption of the AST LLC Common Units by the existing equity holders (other than Mr. Avellan), a corresponding number of shares of Class B Common Stock held by such existing equity holders will be cancelled. During the nine months ended September 30, 2026, the existing equity holders redeemed 12,181 AST LLC Common Units into Class A Common Stock and subsequently 12,181 Class B Common Shares held by such existing equity holders were cancelled.

Class C Common Stock

As of September 30, 2026, there were 78,163,078 shares of Class C Common Stock issued and outstanding. Shares of Class C Common Stock were issued to Mr. Avellan in connection with the Business Combination and are non-economic, but entitle the holder to the lesser of ten votes per share and the Class C Share Voting Amount, the latter of which is a number of votes per share equal to (1) (x) an amount of votes equal to 88.31% of the total voting power of the outstanding voting stock, minus (y) the total voting power of the outstanding capital stock (other than Class C Common Stock) owned or controlled by Mr. Avellan and his permitted transferees, divided by (2) the number of shares of Class C Common Stock then outstanding (the “Super-Voting Rights”). The Company is authorized to issue 125,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

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

Preferred Stock

As of September 30, 2026, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

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

As of September 30, 2026 and December 31, 2025, the noncontrolling interest in AST LLC was approximately 22.9% and 23.9%, respectively. The decrease in noncontrolling interest percentage during the nine months ended September 30, 2026 was a result of the issuance of Class A Common Stock in connection with the repurchase of a portion of the 2032 4.25% Convertible Notes and the 2032 2.375% Convertible Notes, payment for a portion of the L-band Annual Payment and the Crown Castle Annual Payment (as defined below in Note 13 Spectrum Usage Rights and Related Financing) in shares, issuance of Class A Common Stock under the October 2025 Sales Agreement and in a subscription agreement, exercises of the Private Placement Warrants and Penny Warrants, redemptions of AST LLC Common Units in exchange for Class A Common Stock, exercises of options and vesting of restricted stock units and restricted stock.

October 2025 Equity Distribution Agreement

On October 7, 2025, the Company entered into an Equity Distribution Agreement (the “October 2025 Sales Agreement” or “October 2025 ATM Equity Program”) with B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Deutsche Bank Securities Inc., Roth Capital Partners, LLC, Scotia Capital (USA) Inc., UBS Securities LLC, William Blair & Company, L.L.C. and Yorkville Securities, LLC (collectively, the “agents”) to sell shares of the Company’s Class A Common Stock having an aggregate sale price of up to $800.0 million through an “at the market offering” program under which the agents acted as sales agents. The sales of the shares made under the October 2025 Sales Agreement were to be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act. The agents’ sale of the Class A Common Stock was based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Under the October 2025 Sales Agreement, the agents were entitled to total compensation at a commission rate of up to 3.0% of the gross sales price per share sold.

Under the October 2025 Sales Agreement, the Company issued 874,045 shares of Class A Common Stock during the nine months ended September 30, 2026 and received proceeds of $80.3 million, net of commissions paid to the agents and transaction costs. During the nine months ended September 30, 2026, the Company paid commission of approximately $0.4 million to the agents with respect to such sales and incurred initial transaction costs of less than $0.1 million. Having utilized virtually the entire capacity of the October 2025 ATM Equity Program, the Company terminated the October 2025 ATM Equity Program on March 17, 2026.

July 2026 Capped Calls

On or about July 20, 2026, in connection with the issuance of the 2034 1.625% Convertible Notes, the Company entered into privately negotiated capped call transactions (the “July 2026 Capped Calls”) with certain of the initial purchasers of the 2034 1.625% Convertible Notes or their respective affiliates at a cost of approximately $111.4 million. The July 2026 Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A Common Stock underlying the 2034 1.625% Convertible Notes. The capped call transactions can be settled in cash or shares of Class A Common Stock at the Company’s option and are expected generally to reduce the potential dilution to the Class A Common Stock upon any conversion of the 2034 1.625% Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2034 1.625% Convertible Notes. The July 2026 Capped Calls have an initial strike price of approximately $79.57 per share and an initial cap price of $149.20 per share, which are subject to certain adjustments under the terms of the July 2026 Capped Calls. The July 2026 Capped Calls are equity classified and included as a reduction to equity in the accompanying unaudited condensed consolidated balance sheet.

10.
Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation, measured at the grant date based on the fair value of the award, is typically recognized ratably over the requisite service period, using the straight-line method of expense attribution. The Company recorded stock-based compensation expense in the following categories of its unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Engineering services	$27,619	$8,047	$96,948	$15,406
General and administrative costs	23,582	5,940	72,413	16,932
Cost of revenues - services	$1,137	-	1,797	-
Total	$52,338	$13,987	$171,158	$32,338

During the three and nine months ended September 30, 2026, stock-based compensation expense capitalized to property and equipment, net was $4.1 million and $8.2 million, respectively. There were no such costs capitalized during the three and nine months ended September 30, 2025.

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

As of September 30, 2026, AST LLC was authorized to issue a total of 12,812,959 ordinary shares under a reserve set aside for equity awards. As of September 30, 2026, there were 3,980,924 options outstanding under the AST LLC Incentive Plan. Following the Business Combination on April 6, 2021, no further equity award grants were made under the AST LLC Incentive Plan.

The following table summarizes the Company’s option activity under the AST LLC Incentive Plan for the nine months ended September 30, 2026:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2025	4,677,777	$1.04	3.72
Granted	-	-	-
Exercised	(696,853)	2.38	-
Cancelled or forfeited	-	-	-
Outstanding as of September 30, 2026	3,980,924	$0.81	2.94
Options exercisable as of September 30, 2026	3,225,067	$0.89	2.85
Vested and expected to vest as of September 30, 2026	3,225,067	$0.89	2.85

The following table summarizes the Company’s unvested option activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	755,857	$0.24
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested as of September 30, 2026	755,857	$0.24

Compensation cost related to options issued under the AST LLC Incentive Plan has been fully recognized except for performance-based options for which performance conditions were not deemed probable as of September 30, 2026.

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

Stock Options

As of September 30, 2026, there were 1,713,606 options outstanding under the 2020 Plan.

The following table summarizes the Company’s option activity under the 2020 Plan for the nine months ended September 30, 2026:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2025	2,214,866	$9.20	7.11
Granted	-	-
Exercised	(486,032)	9.42
Cancelled or forfeited	(15,228)	11.20
Outstanding as of September 30, 2026	1,713,606	$9.13	6.43
Options exercisable as of September 30, 2026	1,395,473	$8.45	6.16
Vested and expected to vest as of September 30, 2026	1,713,606	$9.13	6.43

The following table summarizes the Company’s unvested option activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	689,593	$5.02
Granted	-	-
Vested	(356,980)	4.38
Forfeited	(14,480)	6.73
Unvested as of September 30, 2026	318,133	$5.66

As of September 30, 2026, total unrecognized compensation expense related to the unvested stock options under the 2020 Plan was $1.9 million, which is expected to be recognized over a weighted average period of 1.4 years.

Restricted Stock Units

As of September 30, 2026, there were 697,558 restricted stock units outstanding under the 2020 Plan.

The following table summarizes the Company’s unvested restricted stock unit activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	1,233,054	$12.30
Granted	-	-
Vested	(517,746)	12.34
Forfeited	(17,750)	9.52
Unvested as of September 30, 2026	697,558	$12.34

As of September 30, 2026, total unrecognized compensation expense related to the unvested restricted stock units under the 2020 Plan was $6.5 million, which is expected to be recognized over a weighted average period of 1.3 years.

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

Stock Options

As of September 30, 2026, there were 55,718 options outstanding under the 2024 Plan.

The following table summarizes the Company’s option activity under the 2024 Plan for the nine months ended September 30, 2026:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2025	65,250	$24.65	9.01
Granted	-	-	-
Exercised	(6,615)	22.51	-
Cancelled or forfeited	(2,917)	22.51	-
Outstanding as of September 30, 2026	55,718	$25.00	8.28
Options exercisable as of September 30, 2026	20,151	$25.25	8.29
Vested and expected to vest as of September 30, 2026	55,718	$25.00	8.28

The following table summarizes the Company’s unvested option activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	55,086	$14.01
Granted	-	-
Vested	(16,602)	14.51
Forfeited	(2,917)	12.42
Unvested as of September 30, 2026	35,567	$13.91

There were no stock options granted under the 2024 Plan during the nine months ended September 30, 2026. The weighted-average grant-date fair value of stock options granted under the 2024 Plan during the nine months ended September 30, 2025 was $16.23.

At September 30, 2026, total unrecognized compensation expense related to the unvested stock options under the 2024 Plan was $0.5 million, which is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock Units and Restricted Stock

As of September 30, 2026, there were 10,748,842 restricted stock units and restricted stock outstanding under the 2024 Plan.

The following table summarizes the Company’s unvested restricted stock unit and restricted stock activity under the 2024 Plan for the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	6,873,666	$43.16
Granted	7,376,367	78.18
Vested	(2,259,288)	50.18
Forfeited	(1,241,903)	64.54
Unvested as of September 30, 2026	10,748,842	$63.25

As of September 30, 2026, total unrecognized compensation expense related to the unvested service-based restricted stock units, restricted stock, and performance-based restricted stock units for which performance conditions were probable as of September 30, 2026 under the 2024 Plan was $409.6 million, which is expected to be recognized over a weighted average period of 2.3 years.

SpaceMobile 2020 Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”). The aggregate number of Common Stock shares that may be issued pursuant to rights granted under the ESPP is 2,000,000 shares. If any right granted under the ESPP shall for any reason terminate without having been exercised, the shares not purchased under such right shall again become available for issuance under the ESPP. As of September 30, 2026, the Company had not issued any awards under the ESPP.

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

The consolidated effective tax rate for the three and nine months ended September 30, 2026 was 2.17% and 0.21%, respectively, and the consolidated effective tax rate for the three and nine months ended September 30, 2025 was (0.23%) and (0.35%), respectively. The difference between the federal statutory tax rate of 21% and the effective tax rate is primarily driven by the Company’s Up-C organizational structure and allocation of AST LLC results to noncontrolling interest holders and the valuation allowance recorded against the Company’s net deferred tax assets. The Company recorded income tax benefits of $3.8 million and $1.5 million for the three and nine months ended September 30, 2026, respectively, primarily driven by research and development tax incentives available to the Company’s Spanish subsidiary. Under the Spanish government’s R&D incentive program, qualifying research and development expenditures incurred in Spain generate tax credits that may be applied against future income tax liabilities or, subject to certain conditions and limitations, refunded in cash. During the three months ended September 30, 2026, the Company recognized approximately $9.7 million of such credits related to tax years 2021 through 2025. Of this amount, approximately $5.2 million was recorded as a deferred tax asset and approximately $4.5 million was recorded as a tax credit receivable.

The Company recorded a net deferred tax asset for the difference between the book value and tax basis of the Company’s investment in AST LLC at the time of the Business Combination. The Company has assessed the realizability of its deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result, the Company has recorded a full valuation allowance against its deferred tax asset resulting from the Business Combination. As of September 30, 2026, there is a valuation allowance recorded against certain deferred tax assets. Management believes it is more likely than not that the remaining deferred tax assets will be fully realized. The foreign deferred tax assets are subject to foreign exchange risk, which could reduce the amount the Company may ultimately realize.

The Company had no uncertain tax positions as of September 30, 2026 and December 31, 2025.

In conjunction with the Business Combination, the Company also entered into the Tax Receivable Agreement (“TRA”) with AST LLC. Pursuant to the TRA, the Company is generally required to pay TRA holders (as defined in the TRA) (i) 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) existing tax basis of certain assets of AST LLC and its subsidiaries attributable to the AST LLC Common Units, (B) tax basis adjustments resulting from taxable exchanges of AST LLC Common Units acquired by the Company, (C) tax deductions in respect of portions of certain payments made under the TRA, and (D) certain tax attributes that are acquired directly or indirectly by the Company pursuant to a reorganization transaction. All such payments to the TRA holders (as defined in the TRA) are the obligations of the Company, and not those of AST LLC. As of September 30, 2026, there have been no TRA liabilities recorded.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock (in thousands, except share and per share data):

	For the Three Months ended September 30, 2026	For the Nine Months ended September 30, 2026
Numerator
Net loss before allocation to noncontrolling interest	$(171,810)	$(721,288)
Net loss attributable to noncontrolling interest	(39,430)	(166,987)
Net loss attributable to common stockholders - basic and diluted	$(132,380)	$(554,301)
Denominator
Weighted-average number of shares - basic and diluted	300,131,014	296,662,011
Net loss per share attributable to holders of Class A Common Stock - basic and diluted	$(0.44)	$(1.87)

	For the Three Months ended September 30, 2025	For the Nine Months ended September 30, 2025
Numerator
Net loss before allocation to noncontrolling interest	$(163,827)	$(363,358)
Net loss attributable to noncontrolling interest	(40,953)	(95,384)
Net loss attributable to common stockholders - basic and diluted	$(122,874)	$(267,974)
Denominator
Weighted-average number of shares of Class A Common Stock outstanding - basic and diluted	268,116,942	244,763,237
Weighted-average number of penny warrants - basic and diluted	4,714,226	1,726,823
Weighted-average number of shares - basic and diluted	272,831,168	246,490,060
Net loss per share attributable to holders of Class A Common Stock - basic and diluted	$(0.45)	$(1.09)

As of September 30, 2026, the Company excluded from the calculation of diluted earnings per share 11,215,111 shares of Class B Common Stock, 78,163,078 shares of Class C Common Stock, and 12,999,503 shares of Class A Common Stock that may be issued pursuant to awards outstanding under the AST LLC Incentive Plan, the 2020 Plan and the 2024 Plan that are service-based and performance-based for which the underlying performance conditions are probable, and 40,277,100 shares of Class A Common Stock issuable upon conversion of the 2032 4.25% Convertible Notes, the 2032 2.375% Convertible Notes, the 2036 2.00% Convertible Notes, the 2036 2.25% Convertible Notes, and the 2034 1.625% Convertible Notes (on an as-converted basis) as their effect would have been to reduce the net loss per share. Therefore, the weighted-average number of shares of Class A Common Stock outstanding used to calculate both basic and diluted net loss per share of Class A Common Stock is the same.

Shares of Class B Common Stock and Class C Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock and Class C Common Stock under the two-class method has not been presented.

13.
Spectrum Usage Rights and Related Financing

On January 5, 2025, AST LLC entered into a binding agreement (the “Strategic Collaboration Term Sheet”) with Ligado Networks LLC (“Ligado LLC”) under which the Company will receive long-term access to up to 45 MHz of lower mid-band spectrum in the United States and Canada for direct-to-device satellite applications. The Strategic Collaboration Term Sheet was entered into as part of the restructuring of Ligado LLC, which together with certain of its direct and indirect subsidiaries (together with Ligado LLC, “Ligado”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”).

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

On June 13, 2025, the Company announced a Settlement Term Sheet (the “Mediated Agreement”) among various parties including the Company, Ligado, Viasat, Inc. and Inmarsat Global Limited (“Inmarsat”). Pursuant to the Mediated Agreement, subject to confirmation of Ligado’s Chapter 11 plan and as long as the financial sponsors of Ligado provide a backstop commitment to Ligado that is acceptable to the Company, in support of a full refund of payments by Ligado in the event applicable regulatory approvals are not obtained and the closing does not occur (the “Backstop Commitment”), the Company agreed that, with respect to the $550.0 million otherwise owed to Ligado in connection with the Spectrum Usage Rights Transaction, the Company would pay $420.0 million to Ligado for the benefit of Inmarsat on October 31, 2025, $100.0 million to Ligado for the benefit of Inmarsat on March 31, 2026 and $15.0 million to Ligado for the benefit of Inmarsat on receipt of specified regulatory approvals and the closing of the Spectrum Usage Rights Transaction. The remaining $15.0 million would be payable to Ligado at the closing. On June 23, 2025, the Bankruptcy Court approved the transactions (the “Spectrum Usage Rights Transaction”) contemplated in the Strategic Collaboration Term Sheet. On or about September 29, 2025, the Bankruptcy Court confirmed Ligado’s Chapter 11 plan. On October 31, 2025, the Company made the $420.0 million payment to Ligado for the benefit of Inmarsat. On or about March 31, 2026, the Company made the $100.0 million payment in accordance with the Mediated Agreement. Per the Mediated Agreement, the funds were intended to be for the benefit of Inmarsat and paid over to Inmarsat. However, by order of the Bankruptcy Court dated April 2, 2026, the $100.0 million payment has been placed in escrow. Distribution of these funds following their release from escrow is subject to effectiveness of Ligado’s Chapter 11 plan or further order of the Bankruptcy Court. The Company presented the $520.0 million payments as capital advances to Ligado within Other non-current assets in the Company’s unaudited condensed consolidated balance sheets. The remaining obligations in the Mediated Agreement constitute an off-balance sheet commitment as of September 30, 2026 whose obligations were not recognized in the consolidated financial statements.

The Backstop Commitment provided by Ligado’s financial sponsors has been memorialized in an amendment to Ligado’s debtor in possession financing arrangements and has been approved by the Bankruptcy Court. The funds under the $520.0 million Backstop Commitment will be available to be drawn by Ligado only in the event the applicable regulatory approvals are not obtained in accordance with the definitive documents between the Company and Ligado, and is subject to the satisfaction of certain other limited conditions. The proceeds of the Backstop Commitment can only be used to refund the Company for the amount that the Company paid to Ligado for the benefit of Inmarsat prior to receipt of the applicable regulatory approvals.

To support consideration payments in connection with the Spectrum Usage Rights Transaction, on July 15, 2025 (the “Credit Facility Closing Date”), SpectrumCo entered into a credit agreement (the “Sound Point Credit Agreement”) with Sound Point Agency LLC, as administrative agent and collateral agent, and the lenders from time to time party thereto. The Sound Point Credit Agreement provided for a non-recourse senior-secured delayed-draw term loan facility (the “Sound Point Credit Facility”) in an aggregate principal amount of $550.0 million (“Loan Amount”). The Sound Point Credit Facility was available to SpectrumCo to draw until October 5, 2026 with an option to extend for an additional 180 days (“Availability Period”) subject to payment of an additional 1% fee on the Loan Amount. On October 5, 2026, the Sound Point Credit Facility expired and the Company did not exercise the option to extend. Additionally, on October 31, 2025, BackstopCo entered into the UBS Loan Agreement with UBS AG, Stamford Branch, as lender. The UBS Loan Agreement provides for a cash collateralized UBS Loan Facility in an aggregate principal amount of $420.0 million. Refer to Note 7 Debt in the Company’s 2025 Annual Report on Form 10-K for more details.

As of September 30, 2026, the Company recorded $262.2 million of advanced consideration for the spectrum usage rights asset being acquired by the Company through the Spectrum Usage Rights Transaction within Intangible assets, net in the unaudited condensed consolidated balance sheets that consisted of $121.2 million representing the grant date fair value of the Penny Warrants issued to Ligado, $103.1 million in payments made towards the L-band Annual Payment and revenue share payments, $31.3 million in payments made towards the Crown Castle Annual Payment, and approximately $6.6 million of direct third-party transaction costs. The closing of the Spectrum Usage Rights Transaction is still subject to receipt of satisfactory regulatory approvals required for the proposed use of the spectrum, as well as other closing conditions.

14. Vodafone Joint Venture

On July 7, 2025, the Company and Vodafone entered into an agreement to create SatCo, a jointly-owned European satellite service business headquartered in Luxembourg, to exclusively distribute the Company’s broadband satellite services to MNOs in European markets. In addition, SatCo is expected to deploy a small network of earth stations that integrate with operators of existing 4G/5G terrestrial networks, providing backhaul links, as well as extended coverage across Europe from the anticipated satellite constellation in LEO. Upon formation of the joint venture, the Company contributed exclusive distribution rights at a determined fair value of approximately $23.5 million, as a non-cash consideration, in return for a $5.9 million equity investment in SatCo and a $17.6 million receivable from SatCo that carries an annual interest of 6.6%. During the three and nine months ended September 30, 2026, the Company paid $11.6 million in cash related to an additional equity investment in SatCo. The Company recognized interest income of $0.3 million and $0.8 million during the three and nine months ended September 30, 2026, respectively. Both the equity investment and the accrued balance of the receivable are reported within Other non-current assets in the unaudited condensed consolidated balance sheets. The Company accounted for the difference between the fair value of the exclusive distribution rights and its cost basis as non-current contract liabilities which the Company expects to recognize over the exclusivity period commencing with the initiation of commercial services.

SatCo is a variable interest entity of which the Company is not a primary beneficiary, and the Company accounts for its investment using the equity method of accounting. During the three and nine months ended September 30, 2026, the Company recognized a loss from equity method investment of $1.4 million and $6.7 million, respectively, for its proportional share of SatCo’s loss and reduced the carrying value of the equity method investment. The loss from equity method investment is reported within Other expense, net in the unaudited condensed consolidated statements of operations. In addition, the Company recognized related party revenue of $1.4 million and $11.2 million from gateway equipment sales to SatCo for the three and nine months ended September 30, 2026, respectively, and eliminated the intra-entity profit on such sale through an increase in loss from the equity method investment.

15. Subsequent Events

Firefly Agreements

On November 6, 2026, the Company entered into a license agreement (the “License Agreement”) and a Supply and Services Agreement (the “Supply and Services Agreement”) with Firefly Aerospace, Inc. (“Firefly”) to build its own 20-ton rocket (“Blacklift”) to deploy BB satellites in LEO using Miranda and Vira engines from Firefly.

Pursuant to the License Agreement, Firefly will grant the Company a perpetual license to manufacture the Miranda and vacuum-variant Vira engines. In consideration for the license, the Company will pay Firefly $400.0 million in cash and an estimated 10 to 14 million in shares of the Company’s Class A Common Stock, a portion of which is subject to lock-up, as determined by a forward VWAP calculation. The shares will be issued pursuant to an effective registration statement of the Company filed with the Securities and Exchange

Commission; however, 2.4 million shares will be freely tradable at closing, with the remaining shares subject to a lock-up that permits additional shares to be sold at six months, one year and three years post-closing.

Pursuant to the Supply and Services Agreement, Firefly will supply the Company engines for the first three Blacklift rockets and provide engineering and other support services over a three-year period. As consideration for the Supply and Services Agreement, the Company will pay Firefly (1) a services fee of $250.0 million over a three-year period and (2) a hardware fee of $250.0 million for the delivery of the engines for its first three rockets.

Closing of the License Agreement and the Supply and Services Agreement is expected to occur in the fourth quarter of 2026, subject to customary closing conditions.

Rakuten AST Joint Venture

On November 6, 2026, the Company and Rakuten Group, Inc. (“Rakuten”) agreed to establish a joint venture (“Rakuten AST, Inc.” or “RAST”) in Japan to own and operate a constellation of mid-band LEO satellites (“J-LEO Constellation”). The J-LEO Constellation is expected to be capable of providing direct-to-device (“D2D”) communications network in Japan to commercially available devices including in the event of disasters and other emergencies, and D2D communications network globally subject to regulatory approvals.

Rakuten and the Company own 51% and 49%, respectively, of the voting common shares in RAST. Common share contributions were de minimis. The Japanese Ministry of Internal Affairs and Communications (the “Japanese MIC”) selected the joint proposal from Rakuten’s preparatory company and Rakuten Mobile, Inc. for the publicly solicited "J-LEO: Japan Low Earth Orbit Satellite Communications Project". RAST is expected to receive a grant of up to JPY 148.0 billion (approximately $938.0 million based on a dollar/yen exchange rate of 157.75) over approximately three years to deploy and manage the J-LEO Constellation. RAST is expected to be funded by the grant award and the Company’s investments in RAST through preferred shares subscriptions, as discussed below. Such funds will be used to buy satellites, launch support services, and software licenses from the Company, and establish the infrastructure to deploy and manage the J-LEO Constellation.

The Company will subscribe for no-coupon preferred shares to fund the remaining cost (above the grant award) for the deployment of the J-LEO Constellation. The preferred shares will have a liquidation preference over common shares in case of dissolution or termination of RAST. The J-LEO Constellation will be used by RAST and Rakuten to provide services in Japan and three exclusive markets. RAST will receive 100% of the revenue generated in the three exclusive markets. The remaining capacity of the J-LEO Constellation will be used solely by the Company to provide services to its customers worldwide subject to regulatory approvals, with the Company sharing a pre-determined low single digit percentage of qualifying revenue with RAST. The revenue earned by RAST is expected to be used, subject to shareholders deciding otherwise, to reinvest in expanding the constellation and buying additional satellites from the Company.

The joint venture agreement (“Joint Venture Agreement”) contemplates a series of commercial agreements to be entered into by RAST, Rakuten and the Company, including a satellite supply agreement (the “Satellite Supply Agreement”) and a Mission Control and Monitoring System Software License Agreement (the “Rakuten License Agreement”) that were signed as part of the closing of the joint venture. Under the Satellite Supply Agreement, the Company will supply satellites to RAST. Under the Rakuten License Agreement, the Company will provide a non-exclusive, non-transferable and non-sublicensable license to RAST of the Company’s mission control and monitoring software to establish the Japan satellite operations center and the Japan payload operations center. In consideration for the license, RAST will pay the Company a one-time license fee of $75.0 million.

The term of the joint venture ends on the later of (i) the 8th anniversary of the Joint Venture Agreement closing or (ii) the permanent retirement of the last satellite, unless extended or terminated earlier pursuant to the terms of the Joint Venture Agreement.

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
•
our ability to consummate the proposed strategic transactions with Ligado and Firefly, including our ability to realize the anticipated benefits of our proposed transactions with Ligado and Firefly;
•
our ability to successfully develop and build our own rockets on time, or at all, using the engine architecture and intellectual property licensed from Firefly;
•
our ability to develop, manufacture, and deliver the mid-band satellites to RAST on time, or at all, and to ensure the proper functioning of the satellites to meet the service standards and timeline required of the grant received by RAST to fund the J-LEO Constellation;

•
our ability to accurately estimate the anticipated costs necessary to fund the build-out of the J-LEO Constellation, many of which are preliminary estimates that are subject to change based upon a variety of factors many of which are outside of our control, including availability of launch vehicles, supply chain constraints, and increase in costs of satellites materials and launches;
•
changes in U.S. trade policy, including changes to existing trade agreements and any resulting changes in international trade relations; and
•
our ability to realize the anticipated benefits of our strategic transactions such as acquisitions, investments, partnerships, joint ventures and other growth strategies.

Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part I, Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II Item 1A. Risk Factors included in this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of September 30, 2026, our IP portfolio consists of approximately 3,500 patent and patent pending claims worldwide, of which approximately 2,100 have been officially granted or allowed. This includes 40 patent families worldwide. Our patents have various terms expiring starting 2039. We are headquartered in Texas where we operate our satellite assembly, integration and testing (“AIT”) facilities. We also have engineering and development centers elsewhere in the United States, India and Scotland, and engineering, development and production centers in Spain and Israel. Our global footprint was approximately 505,000 square feet as of September 30, 2026.

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

We launched five Block 1 BB satellites on September 12, 2024. In October 2024, we completed the deployment of the communications phased array antennas and Q/V antennas in orbit and performed a series of monitoring tests and activities to confirm the successful initial operations of the Block 1 BB satellites. In January 2025, we successfully made the first SpaceMobile video call from space with Vodafone using standard unmodified smartphones. In February 2025, we completed the voice and video call tests on standard unmodified smartphones with AT&T and Verizon in the U.S. and also completed the tests for non-communication applications for the U.S. government. All five Block 1 BB satellites have participated in the tests at various stages. In April 2025, together with Rakuten Mobile, Inc., we successfully conducted a two-way broadband video call in front of a live audience using unmodified smartphones on the SpaceMobile network enabled by a Block 1 BB satellite in orbit today. On July 21, 2025, we and AT&T made the first-ever VoLTE call and short message service over satellite using AT&T’s spectrum and core network with a standard unmodified cell phone. On October 2, 2025, together with Bell Canada, we achieved Canada’s first-ever space-based 4G VoLTE voice call, broadband data connection, and video streaming using standard unmodified smartphones. Using our Block 1 BB satellites, we have continued to conduct various successful tests with our partners, including emergency communications tests, and have achieved 98.9 Mbps peak data speeds directly to a standard unmodified smartphone.

On December 23, 2025, we launched the first (“BB6”) of our next generation commercial BB satellites (“Block 2 BB satellites”), which was successfully deployed in February 2026. On April 19, 2026, BB7 was placed into a lower than planned orbit and, as a result, BB7 was de-orbited. In connection with the loss of BB7, we have received insurance recovery with respect to a portion of the total loss associated with this event and expect a replacement launch pursuant to the terms of the applicable contract with the launch provider. On June 17, 2026, we launched BB8, BB9, and BB10, which were successfully deployed in July 2026. On August 5, 2026, we successfully launched BB11, BB12, and BB13, which were successfully deployed by September 30, 2026. In September 2026, we completed the deployment of the communications phased array antennas and Q/V antennas in orbit and performed a series of monitoring tests and activities to confirm the successful initial operations of BB6, BB8, BB9, and BB10. The Block 2 BB satellites feature an up to approximately 2,400 square feet phased array, the largest phased array ever deployed in a LEO for commercial use, which is more than three times larger than the phased array of the Block 1 BB satellites and designed to deliver up to 10 times the bandwidth capacity of the Block 1 BB satellites. We believe the larger aperture array will provide greater spectrum reuse, enhanced signal strength and increased capacity, thereby reducing the necessary number of satellites to achieve service coverage as compared to smaller apertures.

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

We have entered into launch agreements with multiple launch service providers which will enable us to continue our planned launch campaign to launch over 60 Block 2 BB satellites. In addition to our currently contracted 10 launches, our expected new launches based on our Defense Priorities and Allocations System (“DPAS”) rating and our newly signed non-binding agreement for at least five (5) additional launches, we now expect to have launches to support a total of over 100 BB satellites on a cumulative basis by the end of 2028. We have commenced our launch campaign with the launch of BB6 on December 23, 2025 and based on our current expectations regarding launch availability, we are targeting approximately 45 BB satellites by the middle of 2027. The timing of launch of the Block 2 BB satellites is contingent on a number of factors including satisfactory and timely completion of the assembly and testing of the Block 2 BB satellites, readiness of the launch vehicle, logistics and other factors, many of which are beyond our control.

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

Our manufacturing, assembly, and testing strategy for Block 2 BB satellites includes continuous production and assembly of various components and subsystems for economies of scale, cost efficiencies, and unlocking capacity constraints, to build sufficient quantity of components and subsystems readily available on hand to be able to complete the final integration and testing of the required number of Block 2 BB satellites closer to the planned launch timelines. We have completed our planned investments to increase the capacity to assemble, integrate, and test up to six Block 2 BB satellites per month. As the planned capacity has been achieved, we continue to accelerate our manufacturing, assembly, integration and testing to reach the production run rate of up to six Block 2 BB satellites per month to meet our planned launches in 2026 and 2027. As of the date of this Quarterly Report, we have completed fully assembled microns for up to BB51 which include the BB satellites shipped or launched. Satellites BB14, BB15 and BB16 are in Cape Canaveral, Florida, awaiting an available launch window, and BB17 to BB51 are in various stages of production and integration including certain satellites in final pre-shipment quality review.

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

The SpaceMobile Service has not been launched and therefore has not yet generated any revenue. We plan to utilize the initial BB satellites to initiate intermittent coverage in targeted geographical markets, including in the United States. We believe initiation of intermittent coverage, as well as completing the milestones under the agreements with the U.S. government and prime contractors for the U.S. government, will help to demonstrate the advantages of our satellite-based Cellular Broadband service in the market. We have deployed and released many fixed cells across multiple gateways over the continental U.S. to our MNO and Original Equipment Manufacturer partners as the reference cells for network integration. We have received approval to activate fixed cells from multiple MNOs and continue to test the spectrum quality and persistency of those fixed cells. In addition, we have validated satellite fixed cell handover, which demonstrated our ability to seamlessly handover cell service from one satellite to the other without impacting cell service. We have also recently achieved successful handoff between an MNO’s ground-based cellular network and our direct-to-device satellite network. We expect to continue to activate fixed cells, test the SpaceMobile Service automation, and integrate our network to MNOs’ core networks prior to rollout of the initial intermittent coverage. During the initial intermittent coverage phase, service will be available within the satellites’ coverage area. Additional satellite deployments will extend the duration and frequency of coverage as we advance toward continuous service.

Our planned non-geostationary orbit constellation will provide services from LEO that rely on the use of radio frequency spectrum. We have received Federal Communications Commission authorization to deploy our 248 satellite network including operating in the low-band International Mobile Telecommunications terrestrial frequencies domestically and internationally, as well as Q/V band feeder links in the V band. Additionally, we rely on contractual agreements with MNOs to access some of the spectrum we will utilize to provide services. We currently have partnerships with over 60 MNOs with over 3 billion subscribers globally.

We are an early stage company and, as such, we are subject to all of the risks associated with early stage companies. Please refer to Risk Factors contained in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II Item 1A. Risk Factors included in this Quarterly Report.

Recent Developments

Firefly Agreements

On November 6, 2026, we entered into a license agreement (the “License Agreement”) and a Supply and Services Agreement (the “Supply and Services Agreement”) with Firefly Aerospace, Inc. (“Firefly”) in an effort to build our own 20-ton rocket (“Blacklift”) to deploy BB satellites in LEO using Miranda and Vira engines from Firefly. Refer to the “Liquidity and Capital Resources” section below for further details.

Rakuten AST Joint Venture

On November 6, 2026, we and Rakuten Group, Inc. (“Rakuten”) agreed to establish a joint venture (“Rakuten AST, Inc.” or “RAST”) in Japan to own and operate a constellation of mid-band LEO satellites (“J-LEO Constellation”). The J-LEO Constellation is expected to be capable of providing direct-to-device (“D2D”) communications network in Japan to commercially available devices including in the event of disasters and other emergencies, and D2D communications network globally subject to regulatory approvals. Refer to the “Liquidity and Capital Resources” section below for further details.

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

While the tariffs imposed on certain supply chain products manufactured in several jurisdictions have not had a material impact to our operations, the U.S. government may in the future announce, reimpose or increase these tariffs or expand them to other jurisdictions which may have a material impact to our technology development efforts or results of our operations. Our operations in Israel constituted approximately 1% of our consolidated total assets and approximately 6% of our consolidated total operating expenses during the nine months ended September 30, 2026. To date, our operations in Israel have not been materially impacted by the geopolitical conflict in the Middle East. We currently do not expect potential interruptions to our operations in Israel to have a material impact on the Company.

Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to execute on our strategy. We believe that our future results of operations could differ materially from the historical results of operations as we initiate the SpaceMobile Service, complete the deployment of the planned constellation, complete the development of the next generation of satellites, complete the development and production of our own Blacklift rockets, secure additional contracts with the U.S. government or its prime contractors for non-commercial use of our BB satellites, enter into commercial arrangements with additional MNOs including contracts to sell gateway equipment, software and related services, close our proposed transactions with Ligado and with Firefly, and fulfill our promises in various commercial arrangements with RAST.

Components of Results of Operations

Products Revenues

Products revenues primarily consist of the sale of gateway equipment, software and related services to MNOs.

Services Revenues

Services revenues primarily consist of revenues from performance obligations completed under agreements with the U.S. government either directly or indirectly through prime contractors.

Cost of Revenues - Products

Costs of revenues - products primarily consists of those costs directly attributable to the sale of gateway equipment and software to MNOs.

Cost of Revenues - Services

Cost of revenues - services primarily consists of labor costs and sales commissions directly attributable to providing the service.

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

Depreciation and Amortization

Depreciation and amortization expense includes depreciation expense related to property and equipment. We began depreciating the BB6, BB8, BB9, and BB10 satellites as of September 1, 2026 over their expected remaining useful lives of approximately 84 months and the Block 1 BB satellites as of October 29, 2024 over their expected remaining useful lives of approximately 60 months.

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

Noncontrolling Interest

Noncontrolling interest primarily represents the equity interest in AST LLC held by members other than us. We attribute a portion of net income or loss generated at AST LLC to the noncontrolling interest based on their ownership interests. As of September 30, 2026 and December 31, 2025, the noncontrolling interest in AST LLC was approximately 22.9% and 23.9%, respectively. The decrease in noncontrolling interest percentage during the nine months ended September 30, 2026 was a result of the issuance of Class A Common Stock in connection with the repurchase of a portion of the 2032 4.25% Convertible Notes and 2032 2.375% Convertible Notes, payment for a portion of the L-band Annual Payment and the Crown Castle Annual Payment in shares, issuance of Class A Common Stock under the October 2025 Sales Agreement and in a subscription agreement, exercises of the Private Placement Warrants and Penny Warrants, redemptions of AST LLC Common Units in exchange for Class A Common Stock, exercises of options and vesting of restricted stock units and restricted stock.

Results of Operations

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

We report our results of operations under one operating segment. The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the three months ended September 30, 2026 and 2025 (in thousands), and the discussion that follows compares the three months ended September 30, 2026 to the three months ended September 30, 2025.

	For the Three Months Ended September 30,
	(unaudited)
	2026	2025	$ Change	% Change
Revenues:
Products revenues	$20,571	$7,746	$12,825	*	%
Services revenues	21,750	6,993	14,757	*
Total revenues	42,321	14,739	27,582	*

Operating expenses:
Cost of revenues (exclusive of items shown separately below)
Cost of revenues - products	22,451	5,511	16,940	*
Cost of revenues - services	2,863	-	2,863	*
Engineering services costs	95,788	40,836	54,952	*
General and administrative costs	55,705	29,822	25,883	87
Research and development costs	9,094	5,530	3,564	64
Depreciation and amortization	25,078	12,716	12,362	97
Loss on involuntary conversion	47	-	47	*
Total operating expenses	211,026	94,415	116,611	*

Other (expense) income:
Gain on remeasurement of warrant liabilities	-	2,938	(2,938)	*
Interest expense	(30,340)	(7,545)	(22,795)	*
Interest income	30,110	12,239	17,871	*
Other expense, net	(6,660)	(91,409)	84,749	(93)
Total other expense, net	(6,890)	(83,777)	76,887	(92)

Loss before income tax benefit (expense)	(175,595)	(163,453)	(12,142)	7
Income tax benefit (expense)	3,785	(374)	4,159	*
Net loss before allocation to noncontrolling interest	(171,810)	(163,827)	(7,983)	5

Net loss attributable to noncontrolling interest	(39,430)	(40,953)	1,523	(4)
Net loss attributable to common stockholders	$(132,380)	$(122,874)	$(9,506)	8%

* Percentage greater than or equal to 100 or not meaningful

Products Revenues

Products revenues of $20.6 million and $7.7 million for the three months ended September 30, 2026 and 2025, respectively, were primarily attributable to sales of gateway equipment and software to MNOs.

Services Revenues

Services revenues of $21.8 million and $7.0 million for the three months ended September 30, 2026 and 2025, respectively, were primarily attributable to the completion of performance obligations under agreements with the U.S. government either directly as a prime contractor or indirectly through prime contractors.

Cost of Revenues - Products

Cost of revenues - products increased by $16.9 million to $22.5 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily attributable to cost of gateway equipment and software.

Cost of Revenues - Services

Cost of revenues - services of $2.9 million for the three months ended September 30, 2026 was primarily attributable to labor costs and sales commissions in provision of services. Cost of revenues - services were not presented separately for three months ended September 30, 2025.

Engineering Services Costs

Total engineering services costs increased by $55.0 million to $95.8 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was attributable to a $26.6 million increase in payroll and employee-related costs driven by an increase in headcount and higher stock-based compensation expense, a $16.1 million increase in consulting and professional fees, a $7.1 million increase in third-party engineering activities, equipment, and other overhead, including facilities costs, and a $5.1 million increase in travel expenses and other costs.

General and Administrative Costs

Total general and administrative costs increased by $25.9 million, or 87%, to $55.7 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was attributable to a $21.1 million increase in payroll and employee-related costs driven by an increase in headcount and higher stock-based compensation expense, a $1.7 million increase in office and facilities expenses, a $0.8 million increase in consulting and professional fees, and a $2.3 million increase in travel expenses and other costs.

Research and Development Costs

Total R&D costs increased by $3.6 million, or 64%, to $9.1 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase in R&D costs was primarily attributable to the development and design of our satellites.

Depreciation and Amortization

Total depreciation and amortization expense increased by $12.4 million, or 97%, to $25.1 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily attributable to higher depreciation expense associated with lab, assembly, and integration equipment, in addition to BB6, BB8, BB9, and BB10 having been placed into service on September 1, 2026.

Loss on Involuntary Conversion

Loss on involuntary conversion of less than $0.1 million for the three months ended September 30, 2026 consisted of immaterial adjustments associated with the loss recognized for the asset write-off of the BB7 satellite, net of related insurance recoveries, during the three months ended June 30, 2026.

Gain on Remeasurement of Warrant Liabilities

There was no remeasurement of warrant liabilities for the three months ended September 30, 2026 as compared to a gain of $2.9 million for the three months ended September 30, 2025. The gain in the prior year period was largely driven by a decrease in fair value of warrant liabilities upon exercises of the Private Placement Warrants from the prior quarter-end valuation date.

Interest Expense

Interest expense increased by $22.8 million to $30.3 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was due to the net increase in borrowings that included the issuance of the 2032 2.375% Convertible Notes, the 2036 2.00% Convertible Notes, the 2036 2.25% Convertible Notes, the 2034 1.625% Convertible Notes, the UBS Bridge Financing Loan, and an increase in the Trinity Capital Equipment Loan, partially offset by decreases in the 2032 4.25% Convertible Notes, of which $456.5 million was repurchased, and the Prosperity Capital Equipment Loan and Prosperity Term Loan, which were fully repaid on March 11, 2026.

Interest Income

Interest income increased by $17.9 million to $30.1 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was driven by a higher cash and cash equivalents balance held primarily in interest bearing short-term money market funds.

Other Expense, Net

Other expense, net was $6.7 million for the three months ended September 30, 2026, as compared to $91.4 million for the three months ended September 30, 2025. The $84.7 million decrease in other expense, net was primarily due to an $84.3 million decrease in induced conversion expense related to the July 2025 repurchases of our 2032 4.25% Convertible Notes in the prior year period and a $2.8 million decrease in finance charges and other borrowing related fees, partially offset by a $1.5 million increase in loss from our equity method investment and a $0.9 million increase in other charges.

Income Tax Benefit (Expense)

Income tax benefit was $3.8 million for the three months ended September 30, 2026 as compared to the income tax expense of $0.4 million for the three months ended September 30, 2025. The consolidated effective tax rate for the three months ended September 30, 2026 and September 30, 2025 was 2.17% and (0.23%), respectively. Refer to Note 11 Income Taxes in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $39.4 million for the three months ended September 30, 2026 as compared to $41.0 million in the three months ended September 30, 2025. This decrease in net loss attributable to noncontrolling interest was due to a decrease in noncontrolling interest’s ownership percentage in AST LLC, partially offset by an increase in net loss generated at AST LLC.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2026 and 2025 (in thousands), and the discussion that follows compares the nine months ended September 30, 2026 to the nine months ended September 30, 2025.

	For the Nine Months Ended September 30,
	(unaudited)
	2026	2025	$ Change	% Change
Revenues:
Products revenues	$58,404	$8,114	$50,290	*	%
Services revenues	30,171	8,499	21,672	*
Total revenues	88,575	16,613	71,962	*

Operating expenses:
Cost of revenues (exclusive of items shown separately below)
Cost of revenues - products	55,916	5,803	50,113	*
Cost of revenues - services	4,614	-	4,614	*
Engineering services costs	267,171	96,346	170,825	*
General and administrative costs	163,263	75,448	87,815	*
Research and development costs	23,990	19,058	4,932	26
Depreciation and amortization	63,357	35,394	27,963	79
Loss on involuntary conversion	125,958	-	125,958	*
Total operating expenses	704,269	232,049	472,220	*

Other (expense) income:
Loss on remeasurement of warrant liabilities	(1,174)	(65,300)	64,126	(98)
Interest expense	(80,695)	(17,938)	(62,757)	*
Interest income	84,807	28,452	56,355	*
Other (expense) income, net	(110,056)	(91,852)	(18,204)	20
Total other expense, net	(107,118)	(146,638)	39,520	(27)

Loss before income tax benefit (expense)	(722,812)	(362,074)	(360,738)	*
Income tax benefit (expense)	1,524	(1,284)	2,808	*
Net loss before allocation to noncontrolling interest	(721,288)	(363,358)	(357,930)	99

Net loss attributable to noncontrolling interest	(166,987)	(95,384)	(71,603)	75
Net loss attributable to common stockholders	$(554,301)	$(267,974)	$(286,327)	*	%

* Percentage greater than or equal to 100 or not meaningful

Products Revenues

Products revenues of $58.4 million and $8.1 million for the nine months ended September 30, 2026 and 2025, respectively, were primarily attributable to sales of gateway equipment and software to MNOs.

Services Revenues

Services revenues of $30.2 million and $8.5 million for the nine months ended September 30, 2026 and 2025, respectively, were primarily attributable to the completion of performance obligations under agreements with the U.S. government either directly as a prime contractor or indirectly through prime contractors.

Cost of Revenues - Products

Cost of revenues - products increased by $50.1 million to $55.9 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily attributable to cost of gateway equipment and software.

Cost of Revenues - Services

Cost of revenues - services of $4.6 million for the nine months ended September 30, 2026 was primarily attributable to labor costs and sales commissions in provision of services. Cost of revenues - services were not presented separately for the nine months ended September 30, 2025.

Engineering Services Costs

Total engineering services costs increased by $170.8 million to $267.2 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was attributable to a $104.7 million increase in payroll and employee-related costs driven by an increase in headcount and higher stock-based compensation expense, a $35.2 million increase in consulting and professional fees, a $21.0 million increase in third-party engineering activities, equipment, and other overhead, including facilities costs, resulting from the expansion of our global facilities footprint, and a $9.9 million increase in travel expenses and other costs.

General and Administrative Costs

Total general and administrative costs increased by $87.8 million to $163.3 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was attributable to a $68.9 million increase in payroll and employee-related costs driven by an increase in headcount and higher stock-based compensation expense, a $7.2 million increase in travel and other expenses, a $4.2 million increase in consulting and professional fees, a $4.1 million increase in facility and office expense, and a $3.4 million increase in legal costs largely driven by regulatory initiatives.

Research and Development Costs

Total R&D costs increased by $4.9 million, or 26%, to $24.0 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase in R&D costs was primarily attributable to the development and design of our satellites.

Depreciation and Amortization

Total depreciation and amortization expense increased by $28.0 million, or 79%, to $63.4 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily attributable to higher depreciation expense associated with lab, assembly, and integration equipment, in addition to BB6, BB8, BB9, and BB10 having been placed into service on September 1, 2026.

Loss on Involuntary Conversion

Loss on involuntary conversion of $126.0 million for the nine months ended September 30, 2026 consisted of the loss recognized for the asset write-off of the BB7 satellite, net of related insurance recoveries.

Loss on Remeasurement of Warrant Liabilities

Loss on remeasurement of warrant liabilities was $1.2 million for the nine months ended September 30, 2026 as compared to a loss of $65.3 million for the nine months ended September 30, 2025. The losses in the current period and in the prior year period were largely driven by increases in our share price which increased the fair value of warrant liabilities.

Interest Expense

Interest expense increased by $62.8 million to $80.7 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was due to the net increase in borrowings that included the 2032 2.375% Convertible Notes, the 2036 2.00% Convertible Notes, the 2036 2.25% Convertible Notes, the 2034 1.625% Convertible Notes, the UBS Bridge Financing Loan, and an increase in the Trinity Capital Equipment Loan, partially offset by decreases in the 2032 4.25% Convertible Notes, of which $456.5 million was repurchased, the 2034 Convertible Notes issued in 2024, which we converted into shares of our Class A Common Stock on January 22, 2025, and the Prosperity Capital Equipment Loan and Prosperity Term Loan, which were fully repaid on March 11, 2026.

Interest Income

Interest income increased by $56.4 million to $84.8 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was driven by a higher cash and cash equivalents balance held primarily in interest bearing short-term money market funds.

Other (Expense) Income, Net

Other expense, net was $110.1 million for the nine months ended September 30, 2026, as compared to $91.9 million for the nine months ended September 30, 2025. The approximately $18.2 million increase in other expense, net was primarily due to a $8.0 million increase in loss from our equity method investment, a $5.5 million increase in induced conversion expense related to repurchases of a portion of our 2032 4.25% Convertible Notes and 2032 2.375% Convertible Notes, a $2.2 million increase in finance charges and other borrowing related fees, a $2.0 million increase in foreign exchange losses, and a $1.0 million increase in loss on disposal of fixed assets, partially offset by a $0.5 million decrease in other charges.

Income Tax Benefit (Expense)

The income tax benefit was $1.5 million for the nine months ended September 30, 2026 as compared to the income tax expense of $1.3 million for the nine months ended September 30, 2025. The consolidated effective tax rate for the nine months ended September 30, 2026 and September 30, 2025 was 0.21% and (0.35%), respectively. Refer to Note 11 Income Taxes in the accompanying notes to the unaudited condensed consolidated financial statements for further information.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $167.0 million for the nine months ended September 30, 2026 as compared to $95.4 million in the nine months ended September 30, 2025. This increase in net loss attributable to noncontrolling interest was due to an increase in net loss generated at AST LLC, partially offset by a decrease in noncontrolling interest’s ownership percentage in AST LLC.

Liquidity and Capital Resources

Our current sources of liquidity are cash and cash equivalents on hand. As of September 30, 2026, we had approximately $3.2 billion of cash and cash equivalents and restricted cash on hand, including $434.6 million of restricted cash. We believe our cash and cash equivalents on hand will be sufficient to meet our current working capital needs, planned operating expenses and capital expenditures for a period of the next 12 months from the date of this Quarterly Report.

The design, assembly, integration, testing and launch of satellites and related ground infrastructure is capital intensive. We continue to estimate the average capital costs, consisting of direct materials and launch costs, for a constellation of over 90 Block 2 BB satellites to be approximately $21.0 million to $23.0 million per satellite, with initial launches higher than that range and trending down over time as we optimize payloads and related launch terms and evaluate a multitude of launch opportunities. The estimated average capital cost per Block 2 BB satellite excludes cost of certain initial satellites used to validate satellite performance and operations and cost of a replacement launch and is based on securing future launch contracts with more favorable terms, diversifying our supply chain to include cost-effective and low-cost suppliers, cost reductions due to the benefits of economies of scale, continuous process improvements, and other factors. If we are unable to achieve the supply chain diversifications, cost reductions, process improvements, and secure favorable future launch contracts, the average capital cost of the Block 2 BB satellites will be higher and such variations could be material.

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

Commitments

There were no material changes in the contractual minimum principal and interest payments required on all of our outstanding debt and operating leases described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, other than the issuance of the 2036 2.25% Convertible Notes and the 2034 1.625% Convertible Notes, the repurchase of a portion of the 2032 4.25% Convertible Notes and the 2032 2.375% Convertible Notes, the repayment of the two Prosperity loans, and the partial repayment of the Trinity Capital Equipment Loan as described below.

As of September 30, 2026, we had contractual commitments with third parties in the aggregate amount of approximately $840.0 to $860.0 million primarily related to R&D programs, operational services, capital improvements and procurement of BB satellite components needed, in accordance with our production plan, for the assembly, integration and testing necessary to complete the planned constellation of over 90 BB satellites, gateway equipment, and other projects. We have various rights to adjust the quantity of satellite components on the purchase orders and/or change the delivery timelines in accordance with our ongoing business plan. We also have rights to terminate these agreements in accordance with the terms of the agreements and potentially incur a termination fee in certain cases. In addition, we have launch agreements under which payments are due at scheduled milestones over the duration of the agreements. We have contractual rights to cancel these launches or terminate the related agreements at any time by paying a termination fee, and in certain cases without incurring a termination fee, and any excess payments made to the launch providers for these launches will be refunded to us. As of September 30, 2026, we have made payments in excess of our minimum commitments related to future launches.

Firefly Agreements

On November 6, 2026, we entered into a License Agreement and a Supply and Services Agreement with Firefly to build our own 20-ton rocket (“Blacklift”) to deploy BB satellites in LEO using Miranda and Vira engines from Firefly.

Pursuant to the License Agreement, Firefly will grant us a perpetual license to manufacture the Miranda and vacuum-variant Vira engines. In consideration for the license, we will pay Firefly $400.0 million in cash and an estimated 10 to 14 million in shares of our Class A Common Stock, a portion of which is subject to lock-up, as determined by a forward VWAP calculation. The shares will be issued pursuant to an effective registration statement of the Company filed with the Securities and Exchange Commission; however, 2.4 million shares will be freely tradable at closing, with the remaining shares subject to a lock-up that permits additional shares to be sold at six months, one year and three years post-closing.

Pursuant to the Supply and Services Agreement, Firefly will supply us engines for the first three Blacklift rockets and provide engineering and other support services over a three-year period. As consideration for the Supply and Services Agreement, we will pay Firefly (1) a services fee of $250.0 million over a three-year period and (2) a hardware fee of $250.0 million for delivery of the engines for our first three rockets. The Supply and Services Agreement has a 36-month term, extendable by mutual agreement, unless early terminated pursuant terms of the Supply and Services Agreement.

Closing of the License Agreement and the Supply and Services Agreement is expected to occur in the fourth quarter of 2026, subject to customary closing conditions.

Rakuten AST Joint Venture

On November 6, 2026, we and Rakuten agreed to establish RAST, a joint venture, in Japan to own and operate a constellation of mid-band LEO satellites (“J-LEO Constellation”). The J-LEO Constellation is expected to be capable of providing direct-to-device (“D2D”) communications network in Japan to commercially available devices including in the event of disasters and other emergencies, and D2D communications network globally subject to regulatory approvals.

Rakuten and we own 51% and 49%, respectively, of the voting common shares in RAST. Common share contributions were de minimis. The Japanese Ministry of Internal Affairs and Communications (the “Japanese MIC”) selected the joint proposal from Rakuten’s preparatory company and Rakuten Mobile, Inc. for the publicly solicited "J-LEO: Japan Low Earth Orbit Satellite Communications Project". Rakuten AST is expected to receive a grant of up to JPY 148.0 billion (approximately $938.0 million based on a dollar/yen exchange rate of 157.75) to be paid over approximately three years to deploy and manage the J-LEO Constellation. RAST is expected to be funded by the grant award and our investments in RAST through preferred shares subscriptions, as discussed below. Such funds will be used to buy satellites, launch support services, and software licenses from us, and establish the infrastructure to deploy and manage the J-LEO Constellation.

We will subscribe for no coupon preferred shares to fund the remaining cost (above the grant award) for the deployment of the J-LEO Constellation. The preferred shares will have a liquidation preference over common shares in case of dissolution or termination of RAST. The amount of our subscription is subject to numerous factors such as satellite materials and launch costs and our preliminary estimate is that the subscription will be approximately $1.4 billion over an approximately three year period. The J-LEO Constellation will be used by RAST and Rakuten to provide services in Japan and three exclusive markets. RAST will receive 100% of the revenue generated in the three exclusive markets. The remaining capacity of the J-LEO Constellation will be used solely by us to provide services to our customers worldwide subject to regulatory approvals, with us sharing a pre-determined low single digit percentage of qualifying revenue with RAST. The revenue earned by RAST is expected to be used, subject to shareholders deciding otherwise, to reinvest in expanding the constellation and buying additional satellites from us.

The joint venture agreement (“Joint Venture Agreement”) contemplates a series of commercial agreements to be entered into by RAST, Rakuten and us, including a satellite supply agreement (the “Satellite Supply Agreement”) and a Mission Control and Monitoring System Software License Agreement (the “Rakuten License Agreement”) that were signed as part of the closing of the joint venture. Under the Satellite Supply Agreement, we will supply satellites to RAST. Under the Rakuten License Agreement, we will provide a non-exclusive, non-transferable and non-sublicensable license to RAST of our mission control and monitoring software to establish the Japan satellite operations center and the Japan payload operations center. In consideration for the license, RAST will pay the Company a one-time license fee of $75.0 million.

The term of the joint venture ends on the later of (i) the 8th anniversary of the Joint Venture Agreement closing or (ii) the permanent retirement of the last satellite, unless extended or terminated earlier pursuant to the terms of the Joint Venture Agreement.

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

Our obligation to make the L-band Annual Payment to Ligado began on June 23, 2025, and we have also commenced paying the Crown Castle Annual Payment. The total of the L-band Annual Payment and the Crown Castle Annual Payment payable by us that we have the option to pay in shares of our Class A Common Stock aggregates to approximately $74.8 million as of September 30, 2026.

Settlement Term Sheet

On June 13, 2025, we announced a Settlement Term Sheet (the “Mediated Agreement”) among various parties including us, Ligado, Viasat, Inc. and Inmarsat. Pursuant to the Mediated Agreement, subject to confirmation of Ligado’s Chapter 11 plan and as long as the financial sponsors of Ligado provide a backstop commitment to Ligado that is acceptable to us, in support of a full refund of payments by Ligado in the event applicable regulatory approvals are not obtained and the closing does not occur (the “Backstop Commitment”), we agreed that, with respect to the $550.0 million otherwise owed to Ligado in connection with the Spectrum Usage Rights Transaction, we would pay $420.0 million to Ligado for the benefit of Inmarsat on October 31, 2025, $100.0 million to Ligado for the benefit of Inmarsat on March 31, 2026 and $15.0 million to Ligado for the benefit of Inmarsat on receipt of specified regulatory approvals and the closing of the Spectrum Usage Rights Transaction. The remaining $15.0 million would be paid to Ligado at closing. On October 31, 2025, we made the first $420.0 million payment to Ligado for the benefit of Inmarsat. On or about March 31, 2026, we made the $100.0 million payment in accordance with the Mediated Agreement. Per the Mediated Agreement, the funds were intended to be for the benefit of Inmarsat and paid over to Inmarsat. However, by order of the Bankruptcy Court dated April 2, 2026, the $100.0 million payment has been placed in escrow. Distribution of these funds following their release from escrow is subject to effectiveness of Ligado’s Chapter 11 plan or further order of the Bankruptcy Court. The Backstop Commitment provided by Ligado’s financial sponsors has been memorialized in an amendment to Ligado’s debtor in possession financing arrangements and has been approved by the Bankruptcy Court. The funds under the $520.0 million Backstop Commitment will be available to be drawn by Ligado only in the event the applicable regulatory approvals are not obtained in accordance with the definitive documents between us and Ligado, and is subject to the satisfaction of certain other limited conditions. The proceeds of the Backstop Commitment can only be used to refund us for the amount that we paid to Ligado for the benefit of Inmarsat prior to receipt of the applicable regulatory approvals.

Sound Point Credit Facility

To support consideration payments in connection with the Spectrum Usage Rights Transaction, on July 15, 2025 (the “Credit Facility Closing Date”), SpectrumCo entered into a credit agreement (the “Sound Point Credit Agreement”) with Sound Point Agency LLC, as administrative agent and collateral agent, and the lenders from time to time party thereto. The Sound Point Credit Agreement provided for a non-recourse senior-secured delayed-draw term loan facility (the “Sound Point Credit Facility”) in an aggregate principal amount of $550.0 million (“Loan Amount”). The Sound Point Credit Facility was available to SpectrumCo to draw until October 5, 2026 with an option to extend for an additional 180 days (“Availability Period”) subject to payment of an additional 1% fee on the Loan Amount. On

October 5, 2026, the Sound Point Credit Facility expired and we did not exercise the option to extend. Additionally, on October 31, 2025, BackstopCo entered into the UBS Loan Agreement with UBS AG, Stamford Branch, as lender. The UBS Loan Agreement provides for a cash collateralized UBS Loan Facility in an aggregate principal amount of $420.0 million. Refer to discussion below under “UBS Bridge Financing Loan” for further details.

No assurance can be provided that the Spectrum Usage Rights Transaction will be consummated. The Spectrum Usage Rights Transaction is subject to a number of conditions, including regulatory approval. Moreover, even if the Spectrum Usage Rights Transaction is consummated, the benefits of the transaction will be subject to, among other things, integration, technology and regulatory risks. The Spectrum Usage Rights Transaction may significantly increase our indebtedness and our annual required cash spend.

Our ability to obtain regulatory approval for the Spectrum Usage Rights Transaction may also be impacted by pending litigation with Inmarsat. In June 2025 we entered into the Mediated Agreement, which was subsequently approved by the Bankruptcy Court and is binding on the parties to the Mediated Agreement. The Mediated Agreement provides, among other things, that Inmarsat will provide certain regulatory support for the Spectrum Usage Rights Transaction. However, rather than perform its regulatory support obligations, Inmarsat filed an action in New York State Supreme Court (such action, the “New York State Action”) in December 2025. In January 2026, we and Ligado filed motions before the Bankruptcy Court seeking to compel Inmarsat to dismiss the New York State Action and perform its regulatory support obligations in accordance with the Mediated Agreement. In January 2026, the Bankruptcy Court granted our motion and Ligado’s motion, and ordered Inmarsat to dismiss the New York State Action and to comply with its obligations under the Mediated Agreement, including by providing regulatory support before the Federal Communications Commission. Inmarsat has appealed the matter to the United States District Court for the District of Delaware (the “District Court”). On February 27, 2026, the District Court stayed the Bankruptcy Court’s order requiring Inmarsat to comply with its regulatory support obligations and, on the same day, Inmarsat filed papers with the Federal Communications Commission opposing Ligado’s application seeking approval of the Spectrum Usage Rights Transaction. That same day, we and Ligado filed appeals with the United States Court of Appeals for the Third Circuit (the “Third Circuit”) seeking to vacate the District Court’s order. On March 2, 2026, the Third Circuit vacated the District Court’s stay order, and, on the same day, Inmarsat withdrew the papers it previously filed with the Federal Communications Commission. Inmarsat subsequently filed papers in support of Ligado’s application to the Federal Communications Commission. Inmarsat’s appeal of the Bankruptcy Court’s ruling requiring Inmarsat to provide regulatory support remains pending before the District Court and, if that ruling is overturned on appeal, this could impair our ability to obtain regulatory approval for the Spectrum Usage Rights Transaction.

Prosperity Term Loan

In December 2021, concurrent with the purchase of real property and certain equipment in Midland, Texas, AST & Science Texas, LLC entered into a credit agreement with Lone Star State Bank of West Texas (“Lone Star”), succeeded by Prosperity Bank by merger with Lone Star, providing for a $5.0 million term loan secured by certain property (the “Term Loan Credit Agreement”). Borrowings under the term loan bore interest at a fixed rate equal to 4.20% per annum.

On March 11, 2026, we repaid the principal amount, including accrued interest aggregating to approximately $4.2 million.

Prosperity Capital Equipment Loan

On August 14, 2023, we entered into a loan agreement with Lone Star, succeeded by Prosperity Bank by merger with Lone Star, as lender, providing for a $15.0 million principal term loan commitment secured by certain real property fixtures and equipment in one of our Texas facilities (the “Lone Star Loan Agreement”). We drew the entire $15.0 million on September 19, 2023. The Lone Star Loan Agreement included certain customary affirmative and negative covenants. As part of entering into the Master Equipment Financing Agreement (the “MEFA”) with Trinity Capital, Inc., we and Prosperity Bank amended the Lone Star Loan Agreement whereby Prosperity Bank released the lien on certain real property fixtures and equipment and we pledged a $15.0 million deposit in the Lone Star Bank Money Market Fund as security for the loan. Borrowings accrued interest at the Prime Rate plus 0.75%, subject to a ceiling rate. Interest payments were due and payable on a monthly basis. Interest payments began in September 2023 and principal payments began in April 2025. Principal repayments were due in 48 equal monthly installments until January 2029, the maturity date of the loan.

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

On September 1, 2026, we entered into an amendment to the Schedules (the “Amendment”) with the Lenders. Under the Amendment, we made scheduled payments totaling $11.5 million, applied in inverse order of maturity, and received releases of the Lenders’ security interests in certain real property fixtures and equipment. The payments did not result in prepayment premiums, and no non-utilization fee is payable under the MEFA or any Schedule. We continue to make an aggregate monthly payment of approximately $1.1 million and an end of term payment of 9% of the drawn amounts.

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

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2026 and 2025 (in thousands):

	For the Nine Months Ended September 30,
	(unaudited)
	2026	2025
Cash, cash equivalents and restricted cash	$3,233,480	$1,220,123
Cash used in operating activities	(314,477)	(136,486)
Cash used in investing activities	(1,294,068)	(697,006)
Cash provided by financing activities	2,061,138	1,487,053

Operating activities

Cash used in operating activities was $314.5 million for the nine months ended September 30, 2026 as compared to cash used in operating activities of $136.5 million for the nine months ended September 30, 2025. The $178.0 million increase in cash used in operating activities was attributable to an increase of $104.8 million in cash expenses to support operations and an increase of $73.2 million in working capital during the nine months ended September 30, 2026.

Investing activities

Cash used in investing activities was $1,294.1 million for the nine months ended September 30, 2026, as compared to cash used in investing activities of $697.0 million for the nine months ended September 30, 2025. The $597.1 million increase in cash used in investing activities was attributable to an increase of $485.2 million in purchases of property and equipment, including procurement of BB satellite materials, advance payments made under launch contracts, advance payments made to procure BB satellite materials and other capital advances, a $100.0 million advance payment made in the Spectrum Usage Rights Transaction pursuant to the Mediated Agreement, an increase of $32.7 million payments consisting of the L-band Annual Payment, a revenue share payment, and the Crown Castle Annual Payment made during the nine months ended September 30, 2026, and an $11.6 million additional equity investment in SatCo, partially offset by $32.4 million insurance proceeds received for the BB7 launch during the nine months ended September 30, 2026.

Financing activities

Cash provided by financing activities was $2,061.1 million and $1,487.1 million during the nine months ended September 30, 2026 and 2025, respectively. The $574.0 million increase in cash provided by financing activities was attributable to an increase of $1,160.0 million in net proceeds from the issuance of debt and a decrease of $814.4 million in repayments of debt, partially offset by a $1,326.6 million decrease in net proceeds from issuance of equity, an increase of $60.9 million used to settle equity awards under our stock-based compensation plans, and an increase of $12.9 million that was used in purchases of capped calls.

Funding Requirements

We believe our existing cash and cash equivalents as of September 30, 2026 will be sufficient to meet anticipated cash requirements for the next 12 months from the date hereof. However, our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend capital resources sooner than we expect.

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
•
Applicable regulatory approval and closing of our proposed transaction with Ligado;
•
Ability to realize the anticipated benefits of our proposed transaction with Ligado;
•
Ability to close our proposed transaction with Firefly and realize the anticipated benefits;
•
Ability to develop, manufacture, and deliver the mid-band satellites to RAST on time and to ensure the proper functioning of the satellites to meet the persistency requirement and timeline required of the grant received by RAST to fund the J-LEO Constellation;
•
Ability to accurately estimate and meet the costs necessary to fund the build-out of the J-LEO Constellation,
•
Ability to accurately estimate and meet the costs necessary to fund the development and build-out of Blacklift rockets, and;
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

Off-Balance Sheet Arrangements

On June 13, 2025, we announced the Mediated Agreement among various parties including us, Ligado, Viasat, Inc. and Inmarsat. Pursuant to the Mediated Agreement, as long as the financial sponsors of Ligado provide the Backstop Commitment to Ligado that is acceptable to us, in support of a full refund of payments by Ligado in the event applicable regulatory approvals are not obtained and the closing does not occur, we have agreed that, with respect to the $550.0 million otherwise owed to Ligado in connection with the Spectrum Usage Rights Transaction, we would pay $420.0 million to Ligado for the benefit of Inmarsat on October 31, 2025, $100.0 million to Ligado for the benefit of Inmarsat on March 31, 2026 and $15.0 million to Ligado for the benefit of Inmarsat on receipt of specified regulatory approvals and the closing of the Spectrum Usage Rights Transaction. The remaining $15.0 million would be payable to Ligado at the closing. On October 31, 2025, we made the first $420.0 million payment to Ligado for the benefit of Inmarsat. On or about March 31, 2026, we made the $100.0 million payment in accordance with the Mediated Agreement. Per the Mediated Agreement, the funds were intended to be for the benefit of Inmarsat and paid over to Inmarsat. However, by order of the Bankruptcy Court dated April 2, 2026, the $100.0 million payment has been placed in escrow. Distribution of these funds following their release from escrow is subject to effectiveness of Ligado’s Chapter 11 plan or further order of the Bankruptcy Court. As of the date of this Quarterly Report, the remaining payments under the Mediated Agreement constitute an off-balance sheet commitment, as the related payment obligations have not been made or are subject to closing of the Spectrum Usage Rights Transaction and, therefore, are not recognized in our unaudited condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Our exposure to market risk has not changed materially from what we previously disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025 other than additional interest rate risk exposure from issuing the 2036 2.25% Convertible Notes and the 2034 1.625% Convertible Notes as described below:

On February 17, 2026, we issued the 2036 2.25% Convertible Notes with an aggregate principal amount of $1,075.0 million, the full amount of which was outstanding as of September 30, 2026. We carry the 2036 2.25% Convertible Notes at face value less the unamortized debt issuance costs on our unaudited condensed consolidated balance sheets. The 2036 2.25% Convertible Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2036 2.25% Convertible Notes. The fair value of the 2036 2.25% Convertible Notes changes when the market price of our stock fluctuates or market interest rates change.

On July 20, 2026, we issued the 2034 1.625% Convertible Notes with an aggregate principal amount of $1,150.0 million, the full amount of which was outstanding as of September 30, 2026. We carry the 2034 1.625% Convertible Notes at face value less the unamortized debt issuance costs on our unaudited condensed consolidated balance sheets. The 2034 1.625% Convertible Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2034 1.625% Convertible Notes. The fair value of the 2034 1.625% Convertible Notes changes when the market price of our stock fluctuates or market interest rates change.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of September 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to the legal proceedings and claims described below.

Securities Class Action

The Company and certain of its current executive officers have been named as defendants in a putative stockholder class action lawsuit pending in the United States District Court for the Western District of Texas. The action is styled Hunter v. AST SpaceMobile, Inc. et al., No. 7:26-cv-00378 (W.D. Tex.) (the “Securities Class Action”). The complaint in the Securities Class Action, which was filed on September 14, 2026, alleges that defendants violated the Exchange Act, and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that the current executive officers named as defendants are control persons under Section 20(a) of the Exchange Act. The Complaint was filed on behalf of stockholders who purchased shares of the Company’s common stock between March 4, 2025 and July 16, 2026, and seeks monetary damages on behalf of the purported class.

Derivative Actions

The Company has been named as a nominal defendant and certain of its current and former executive officers and directors have been named as defendants in two derivative lawsuits filed in the United States District Court for the Western District of Texas on October 21, 2026 and November 5, 2026, respectively. The actions are styled Papa et al. v. Avellan et al., No. 7:26-cv-00430 (W.D. Tex.) and Paul et al. v. Avellan et al., No. 7:26-cv-00446 (W.D. Tex.) (the “Derivative Actions”). The complaints assert claims under the Exchange Act and for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets against all defendants, and claims for contribution under the Exchange Act against certain of the defendants. The Derivative Actions seek compensatory damages, disgorgement of compensation and profits, revisions to the Company’s governance and internal procedures, and attorneys’ fees and costs.

The Securities Class Action and the Derivative Actions are at an early stage. The Company intends to defend itself and its current and former directors and officers vigorously against the claims alleged in the Securities Class Action and Derivative Actions.

Additionally, the Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated.

In the opinion of management, there was not at least a reasonable possibility we may have incurred a material loss, or a material loss in excess of any recorded accrual, with respect to loss contingencies. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in a reporting period for amounts in excess of management’s expectations, our consolidated financial statements for that reporting period could be materially adversely affected. Refer to Note 8 Commitments and Contingencies for further information.

Item 1A. Risk Factors.

For a detailed discussion of the risks and uncertainties related to our business, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 2, 2026. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, except as specified below.

We may not be able to launch our satellites, or operate our satellites after launch, successfully.

We rely on third parties to launch our satellites. If we fail to find third parties to launch our satellites or if the third parties fail to perform or delay their performance, the SpaceMobile Service may not be made operational in the anticipated timeframe or at all. There are a limited number of third parties with the capabilities to launch our satellites, some of which have launched services that could compete with the SpaceMobile Service and some of which only have a limited track record of being capable of launching our satellites. We have entered into launch agreements with multiple launch service providers that we believe will enable us to launch over 100 BB satellites by the end of 2028. Additionally, we have access to certain priority launches for U.S. Government missions alongside the DPAS rated program. Although we have secured contracts with various launch providers and have access to priority launches for U.S. Government missions alongside the DPAS rated program, our launch partners may encounter launch, deployment, or in-orbit delays or failures. Such delays or failures could slow the anticipated timeline of the SpaceMobile Service, our planned launch campaign or even lead to the damage or complete loss of our satellites, which would materially adversely affect our business, financial condition and results of operations.

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

We may experience delays or other complications in the design and manufacture of Blacklift or could experience delayed launches or launch failures.

On November 6, 2026, we entered into a License Agreement and a Supply and Services Agreement with Firefly to build Blacklift, our own 20-ton rocket to deploy BB satellites in LEO using Miranda and Vira engines from Firefly. The successful development of our Blacklift rockets and related technology involves many uncertainties, some of which are beyond our control, including:

•
timing in finalizing design and specifications;
•
successful completion of test programs and demonstration missions;
•
whether we will receive and the timing of receipt of licenses and government approvals;
•
meeting stated technological objectives and goals for the design on time, on budget and within target cost objectives;
•
our ability to obtain additional required approvals, licenses or certifications from regulatory agencies and maintain current approvals, licenses or certifications;
•
performance of our manufacturing facility despite the risks of events or occurrences that could disrupt productions, such as natural disasters;
•
performance of a limited number of suppliers for certain raw materials and supplied components and their willingness to do business with us;
•
performance of our third-party contractors that support our research and development activities; and
•
our ability to continue funding and maintaining our research and development activities.

Additionally, even if we are able to successfully develop and manufacture our Blacklift rockets, we may experience delayed launches or launch failures. Delays in launching launch vehicles are common and can result from manufacturing delays, supply chain delays, natural or man-made disasters, adverse weather conditions or issues at the facilities used for testing, training, and operating space-related activities, including launch sites, delays in obtaining required regulatory approvals, regulatory standards preventing us from launching at certain times, unexpected national priority events, launch failures, and unexpected events or disruptions that occur during transportation of launch vehicles or other equipment to the launch payload processing facility. If launch vehicle schedules are not met, a launch opportunity may not be available at the time the satellites are ready to be launched. In addition, launch vehicles or satellite deployment mechanisms may fail, which could result in the destruction of any satellites we have in that launch vehicle or an inability for the satellites to perform their intended mission.

Any delays or other complications in the design and manufacture of Blacklift or delayed launches or launch failures in the future could materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

In the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

On November 6, 2026, we entered into the License Agreement and the Supply and Services Agreement with Firefly to build our own 20-ton rocket to deploy BB satellites in LEO using Miranda and Vira engines from Firefly.

On November 6, 2026, we and Rakuten agreed to establish a joint venture in Japan to own and operate a constellation of mid-band LEO satellites. The J-LEO Constellation is expected to be capable of providing direct-to-device communications network in Japan to commercially available devices including in the event of disasters and other emergencies, and D2D communications network globally subject to regulatory approvals.

For information regarding the above transactions and agreements, see Note 15 Subsequent Events of our notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which section is incorporated by reference into this Part II, Item 5.

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

10.2†

AST SpaceMobile, Inc. Senior Management Change of Control Severance Policy (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2026).

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

AST SPACEMOBILE, INC.

Date: November 9, 2026	By:	/s/ Abel Avellan
	Name:	Abel Avellan
	Title:	Chairman and Chief Executive Officer
Principal Executive Officer

Date: November 9, 2026	By:	/s/ Andrew M. Johnson
	Name:	Andrew M. Johnson
	Title:	Chief Financial Officer and Chief Legal Officer
Principal Financial Officer